Form 10-Q
period 2020-03-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2020-04-30
CIK 42582

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at March 31, 2020:	232,997,550

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
EX-10.1
EX-10.2
EX-22
EX-31.1
EX-31.2
EX-32.1
EX-101.INS INSTANCE DOCUMENT
EX-101.SCH SCHEMA DOCUMENT
EX-101.CAL CALCULATION LINKBASE DOCUMENT
EX-101.DEF DEFINITION LINKBASE DOCUMENT
EX-101.LAB LABELS LINKBASE DOCUMENT
EX-101.PRE PRESENTATION LINKBASE DOCUMENT
EX-104

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2020	2019
Net Sales (Note 2)	$3,056	$3,598
Cost of Goods Sold	2,552	2,879
Selling, Administrative and General Expense	581	547
Goodwill Impairment (Note 8)	182	—
Rationalizations (Note 3)	9	103
Interest Expense	73	85
Other (Income) Expense (Note 4)	27	22
Income (Loss) before Income Taxes	(368)	(38)
United States and Foreign Tax Expense (Note 5)	249	6
Net Income (Loss)	(617)	(44)
Less: Minority Shareholders’ Net Income	2	17
Goodyear Net Income (Loss)	$(619)	$(61)
Goodyear Net Income (Loss) — Per Share of Common Stock
Basic	$(2.65)	$(0.26)
Weighted Average Shares Outstanding (Note 6)	234	232
Diluted	$(2.65)	$(0.26)
Weighted Average Shares Outstanding (Note 6)	234	232

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2020	2019
Net Income (Loss)	$(617)	$(44)
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of ($8) in 2020 ($2 in 2019)	(225)	30
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $9 in 2020 ($8 in 2019)	27	26
(Increase)/Decrease in net actuarial losses, net of tax of $0 in 2020 ($1 in 2019)	(1)	4
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures, net of tax of ($1) in 2020 ($0 in 2019)	(1)	—
Deferred derivative gains, net of tax of $5 in 2020 ($0 in 2019)	18	5
Reclassification adjustment for amounts recognized in income, net of tax of $0 in 2020 ($0 in 2019)	(4)	(3)
Other Comprehensive Income (Loss)	(186)	62
Comprehensive Income (Loss)	(803)	18
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	(7)	17
Goodyear Comprehensive Income (Loss)	$(796)	$1

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In millions, except share data)	2020	2019
Assets:
Current Assets:
Cash and Cash Equivalents	$971	$908
Accounts Receivable, less Allowance — $131 ($111 in 2019)	2,025	1,941
Inventories:
Raw Materials	589	530
Work in Process	87	143
Finished Products	2,243	2,178
	2,919	2,851
Prepaid Expenses and Other Current Assets	258	234
Total Current Assets	6,173	5,934
Goodwill (Note 8)	369	565
Intangible Assets (Note 8)	135	137
Deferred Income Taxes (Note 5)	1,261	1,527
Other Assets (Note 9)	941	959
Operating Lease Right-of-Use Assets	873	855
Property, Plant and Equipment, less Accumulated Depreciation — $10,324 ($10,488 in 2019)	6,939	7,208
Total Assets	$16,691	$17,185

Liabilities:
Current Liabilities:
Accounts Payable — Trade	$2,645	$2,908
Compensation and Benefits (Notes 12 and 13)	470	536
Other Current Liabilities	648	734
Notes Payable and Overdrafts (Note 10)	691	348
Operating Lease Liabilities due Within One Year	191	199
Long Term Debt and Finance Leases due Within One Year (Note 10)	621	562
Total Current Liabilities	5,266	5,287
Operating Lease Liabilities	693	668
Long Term Debt and Finance Leases (Note 10)	5,212	4,753
Compensation and Benefits (Notes 12 and 13)	1,254	1,334
Deferred Income Taxes (Note 5)	86	90
Other Long Term Liabilities	483	508
Total Liabilities	12,994	12,640
Commitments and Contingent Liabilities (Note 14)
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 233 million in 2020 and 2019	233	233
Capital Surplus	2,146	2,141
Retained Earnings	5,444	6,113
Accumulated Other Comprehensive Loss	(4,313)	(4,136)
Goodyear Shareholders’ Equity	3,510	4,351
Minority Shareholders’ Equity — Nonredeemable	187	194
Total Shareholders’ Equity	3,697	4,545
Total Liabilities and Shareholders’ Equity	$16,691	$17,185

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(Dollars in millions, except per share amounts)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2019
(after deducting 45,813,109 common treasury shares)	232,650,318	$233	$2,141	$6,113	$(4,136)	$4,351	$194	$4,545
Comprehensive income (loss):
Net income (loss)				(619)		(619)	2	(617)
Foreign currency translation (net of tax of ($8))					(216)	(216)	(9)	(225)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $9)					27	27		27
Increase in net actuarial losses (net of tax of $0)					(1)	(1)		(1)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of ($1))					(1)	(1)		(1)
Deferred derivative gains (net of tax of $5)					18	18		18
Reclassification adjustment for amounts recognized in income (net of tax of $0)					(4)	(4)		(4)
Other comprehensive income (loss)						(177)	(9)	(186)
Total comprehensive income (loss)						(796)	(7)	(803)
Adoption of new accounting standards update (Note 1)				(12)		(12)		(12)
Stock-based compensation plans			7			7		7
Dividends declared				(38)		(38)		(38)
Common stock issued from treasury	347,232		(2)			(2)		(2)
Balance at March 31, 2020
(after deducting 45,465,877 common treasury shares)	232,997,550	$233	$2,146	$5,444	$(4,313)	$3,510	$187	$3,697

We declared and paid cash dividends of $0.16 per Common Share for the three months ended March 31, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(Dollars in millions, except per share amounts)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2018
(after deducting 46,292,384 common treasury shares)	232,171,043	$232	$2,111	$6,597	$(4,076)	$4,864	$206	$5,070
Comprehensive income:
Net income (loss)				(61)		(61)	17	(44)
Foreign currency translation (net of tax of $2)					30	30		30
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $8)					26	26		26
Decrease in net actuarial losses (net of tax of $1)					4	4		4
Deferred derivative gains (net of tax of $0)					5	5		5
Reclassification adjustment for amounts recognized in income (net of tax of $0)					(3)	(3)		(3)
Other comprehensive income						62	—	62
Total comprehensive income						1	17	18
Adoption of new accounting standards update				(23)		(23)		(23)
Stock-based compensation plans			4			4		4
Dividends declared				(37)		(37)		(37)
Common stock issued from treasury	299,670		(1)			(1)		(1)
Balance at March 31, 2019
(after deducting 45,992,714 common treasury shares)	232,470,713	$232	$2,114	$6,476	$(4,014)	$4,808	$223	$5,031

We declared and paid cash dividends of $0.16 per Common Share for the three months ended March 31, 2019.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2020	2019
Cash Flows from Operating Activities:
Net Income (Loss)	$(617)	$(44)
Adjustments to Reconcile Net Income (Loss) to Cash Flows from Operating Activities:
Depreciation and Amortization	196	193
Amortization and Write-Off of Debt Issuance Costs	2	4
Goodwill Impairment (Note 8)	182	—
Provision for Deferred Income Taxes (Note 5)	235	(23)
Net Pension Curtailments and Settlements	2	—
Net Rationalization Charges (Note 3)	9	103
Rationalization Payments	(73)	(18)
Net (Gains) Losses on Asset Sales (Note 4)	(1)	(5)
Operating Lease Expense	69	74
Operating Lease Payments	(66)	(71)
Pension Contributions and Direct Payments	(19)	(18)
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(206)	(425)
Inventories	(170)	(93)
Accounts Payable — Trade	(106)	(71)
Compensation and Benefits	(57)	31
Other Current Liabilities	(30)	(11)
Other Assets and Liabilities	89	10
Total Cash Flows from Operating Activities	(561)	(364)
Cash Flows from Investing Activities:
Capital Expenditures	(211)	(221)
Short Term Securities Acquired	(6)	(31)
Short Term Securities Redeemed	4	31
Notes Receivable	(35)	(7)
Other Transactions	(9)	(16)
Total Cash Flows from Investing Activities	(257)	(244)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	629	571
Short Term Debt and Overdrafts Paid	(239)	(485)
Long Term Debt Incurred	2,188	1,850
Long Term Debt Paid	(1,600)	(1,223)
Common Stock Dividends Paid (Note 15)	(37)	(37)
Debt Related Costs and Other Transactions	(2)	(31)
Total Cash Flows from Financing Activities	939	645
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(59)	—
Net Change in Cash, Cash Equivalents and Restricted Cash	62	37
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	974	873
Cash, Cash Equivalents and Restricted Cash at End of the Period	$1,036	$910

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by The Goodyear Tire & Rubber Company (the “Company,” “Goodyear,” “we,” “us” or “our”) in accordance with Securities and Exchange Commission (“SEC”) rules and regulations and generally accepted accounting principles in the United States of America ("U.S. GAAP") and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).

We maintain a robust business continuity plan to adequately respond to situations such as the COVID-19 pandemic, including a framework for remote work arrangements, in order to effectively maintain operations, including financial reporting systems, internal controls over financial reporting and disclosure controls and procedures.

Effective January 1, 2020, we early adopted, as permitted, SEC amendments to the financial disclosure requirements for registered debt securities with subsidiary guarantees. The amendments replace the condensed consolidating financial information with summarized financial information of the issuers and guarantors, require expanded qualitative disclosures with respect to information about guarantors, the terms and conditions of guarantees and the factors that may affect payment, and permit these disclosures to be provided outside the footnotes to the parent company’s audited annual and interim consolidated financial statements.  We have elected to provide this information in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2020.

Recently Adopted Accounting Standards

Effective January 1, 2020, we adopted an accounting standards update with new guidance on accounting for credit losses on financial instruments.  The new guidance includes an impairment model for estimating credit losses that is based on expected losses, rather than incurred losses. As a result of using the modified retrospective adoption approach, $12 million was recorded as a cumulative effect adjustment to decrease Retained Earnings, with Accounts Receivable decreasing by $15 million and Deferred Income Taxes increasing by $3 million.

The following table presents the balance of allowances for credit losses, which represents our allowance for doubtful accounts associated with accounts receivable, and the changes during the three months ended March 31, 2020:

(In millions)	Balance at January 1, 2020	Current period provision	Write-offs charged against the allowance	Recoveries of amounts previously written off	Translation	Balance at March 31, 2020
Americas	$38	$—	$(1)	$—	$(3)	$34
Europe, Middle East & Africa	78	14	(1)	—	(4)	87
Asia	10	—	—	—	—	10
Total	$126	$14	$(2)	$—	$(7)	$131

Effective January 1, 2020, we adopted an accounting standards update with new guidance requiring a customer in a cloud computing arrangement that is a service contract to follow existing internal-use software guidance to determine which implementation costs to capitalize as an asset. The adoption of this standards update did not impact our consolidated financial statements.

Recently Issued Accounting Standards

In January 2020, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which clarifies the interaction between the accounting for investments in equity securities, equity method investments and certain derivative instruments. The new standard is expected to reduce diversity in practice and increase comparability of the accounting for these interactions. The standards update is effective prospectively for fiscal years and interim periods beginning after December 15, 2020, with early adoption permitted. We are currently assessing the impact of this standards update on our consolidated financial statements.

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

Restricted Cash

The following table provides a reconciliation of Cash, Cash Equivalents and Restricted Cash as reported within the Consolidated Statements of Cash Flows:

	March 31,
(In millions)	2020	2019
Cash and Cash Equivalents	$971	$860
Restricted Cash	65	50
Total Cash, Cash Equivalents and Restricted Cash	$1,036	$910

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

NOTE 2. NET SALES

The following tables show disaggregated net sales from contracts with customers by major source:

	Three Months Ended March 31, 2020
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$1,306	$904	$343	$2,553
Other tire and related sales	142	72	32	246
Retail services and service related sales	133	18	12	163
Chemical sales	91	—	—	91
Other	1	1	1	3
Net Sales by reportable segment	$1,673	$995	$388	$3,056

	Three Months Ended March 31, 2019
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$1,487	$1,120	$453	$3,060
Other tire and related sales	143	91	32	266
Retail services and service related sales	132	8	15	155
Chemical sales	109	—	—	109
Other	5	2	1	8
Net Sales by reportable segment	$1,876	$1,221	$501	$3,598

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

When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue included in Other Current Liabilities in the Consolidated Balance Sheets totaled $24 million and $23 million at March 31, 2020 and December 31, 2019, respectively. Deferred revenue included in Other Long Term Liabilities in the Consolidated Balance Sheets totaled $28 million and $31 million at March 31, 2020 and December 31, 2019, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.

The following table presents the balance of deferred revenue related to contracts with customers, and changes during the three months ended March 31, 2020:

(In millions)
Balance at December 31, 2019	$54
Revenue deferred during period	29
Revenue recognized during period	(31)
Impact of foreign currency translation	—
Balance at March 31, 2020	$52

NOTE 3. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS

In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce high-cost and excess manufacturing capacity and associate headcount.

The following table shows the roll-forward of our liability between periods:

	Associate-
(In millions)	Related Costs	Other Costs	Total
Balance at December 31, 2019	$220	$—	$220
2020 Charges(1)	8	5	13
Incurred, net of foreign currency translation of $(4) million and $0 million, respectively	(72)	(5)	(77)
Reversed to the Statement of Operations	—	—	—
Balance at March 31, 2020	$156	$—	$156
(1)	Charges of $13 million in 2020 exclude a $4 million credit for benefit plan curtailments and settlements recorded in Rationalizations in the Statement of Operations.

During the first quarter of 2019, we approved a plan to modernize two of our tire manufacturing facilities in Germany. We have $99 million accrued related to this plan at March 31, 2020, which is expected to be substantially paid through 2022.  The remainder of the accrual balance at March 31, 2020 is expected to be substantially utilized in the next 12 months and includes $20 million related to plans to reduce manufacturing headcount and improve operating efficiency in Europe, Middle East and Africa ("EMEA"), $14 million related to a plan primarily to offer voluntary buy-outs to certain associates at our Gadsden, Alabama manufacturing facility, $14 million related to global plans to reduce Selling, Administrative and General Expense ("SAG") headcount and $4 million related to a plan to reduce manufacturing headcount and improve operating efficiency in Americas.

The following table shows net rationalization charges included in Income (Loss) before Income Taxes:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Current Year Plans
Associate Severance and Other Related Costs	$2	$98
Benefit Plan Termination Benefits	—	1
Other Exit Costs	—	1
Current Year Plans - Net Charges	$2	$100

Prior Year Plans
Associate Severance and Other Related Costs	$6	$—
Benefit Plan Termination Benefits	(4)	—
Other Exit Costs	5	3
Prior Year Plans - Net Charges	7	3
Total Net Charges	$9	$103
Asset Write-off and Accelerated Depreciation Charges	$4	$—

Substantially all of the new charges for the three months ended March 31, 2020 and 2019 related to future cash outflows. Current year plan charges for the three months ended March 31, 2019 include $93 million related to a plan to modernize two of our tire manufacturing facilities in Germany and $7 million related to a plan to reduce manufacturing headcount and improve operating efficiency in Americas.

Net prior year plan charges for the three months ended March 31, 2020 were $7 million and included $5 million related to a plan to modernize two of our tire manufacturing facilities in Germany and $3 million related to a plan primarily to offer voluntary buy-outs to certain associates at our Gadsden, Alabama manufacturing facility. Net prior year plan charges for the three months ended March 31, 2020 also included a curtailment credit of $4 million for one of our postretirement benefit plans, related to the exit of employees under an approved rationalization plan. Net prior year plan charges for the three months ended March 31, 2019 were $3 million, primarily related to EMEA manufacturing plans. Net prior year plan charges for the three months ended March 31, 2019 also included reversals of $2 million for actions no longer needed for their originally intended purposes.

Ongoing rationalization plans had approximately $930 million in charges incurred prior to 2020 and approximately $45 million is expected to be incurred in future periods.

Approximately 50 associates will be released under new plans initiated in 2020. In the first three months of 2020, approximately 600 associates were released under plans initiated in prior years. Approximately 900 associates remain to be released under all ongoing rationalization plans.

Approximately 850 former associates of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims against us. Refer to Note to the Consolidated Financial Statements No. 14, Commitments and Contingent Liabilities.

NOTE 4. OTHER (INCOME) EXPENSE

	Three Months Ended
	March 31,
(In millions)	2020	2019
Non-service related pension and other postretirement benefits cost	$26	$30
Financing fees and financial instruments expense	7	8
Net foreign currency exchange (gains) losses	(1)	(7)
General and product liability expense - discontinued products	2	6
Royalty income	(5)	(5)
Net (gains) losses on asset sales	(1)	(5)
Interest income	(3)	(3)
Miscellaneous (income) expense	2	(2)
	$27	$22

Non-service related pension and other postretirement benefits cost consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost, as well as curtailments and settlements which are not related to rationalization plans. For further information, refer to Note to the Consolidated Financial Statements No. 12, Pension, Savings and Other Postretirement Benefit Plans.

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

NOTE 5. INCOME TAXES

For the first quarter of 2020, we recorded tax expense of $249 million on a loss before income taxes of $368 million. Income tax expense for the three months ended March 31, 2020 includes net discrete charges of $290 million, primarily related to the establishment of a valuation allowance on deferred tax assets for foreign tax credits.

In the first quarter of 2019, we recorded tax expense of $6 million on a loss before income taxes of $38 million. Income tax expense for the three months ended March 31, 2019 includes net discrete charges of $7 million.

We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for the three months ended March 31, 2020 primarily relates to the discrete items noted above, a non-cash goodwill impairment charge of $182 million, and forecasted losses for the full year in foreign jurisdictions in which no tax benefits are recorded, which have been accentuated during 2020 by business interruptions resulting from the COVID-19 pandemic.  The difference between our effective tax rate and the U.S. statutory rate of 21% for the three months ended March 31, 2019 primarily relates to the discrete items noted above and the overall higher effective tax rate in the foreign jurisdictions in which we operate, partially offset by a benefit from our foreign derived intangible income deduction.  For further information regarding the non-cash goodwill impairment charge, refer to Note to the Consolidated Financial Statements No. 8, Goodwill and Intangible Assets.

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

At March 31, 2020, we had approximately $1.0 billion of U.S. federal, state and local deferred tax assets, net of valuation allowances primarily related to foreign tax credits with limited lives totaling $308 million. In the U.S., we have cumulative positive profitability in the three-year period ended December 31, 2019; however, negative evidence of reduced profitability as a result of the business disruption created by the COVID-19 pandemic must be considered in our assessment of our ability to realize our net deferred tax assets. While the disruption to our business is currently expected to be temporary, there is considerable uncertainty around the extent and duration of that disruption. If our profitability deteriorates enough that our future results for a three-year period are no longer positive, a valuation allowance may be required against all of our U.S. net deferred tax assets.

At December 31, 2019, our U.S. deferred tax assets included $403 million of foreign tax credits, net of valuation allowances of $3 million, generated primarily from the receipt of foreign dividends. During the first quarter of 2020, we established an additional valuation allowance of $295 million against substantially all of these foreign tax credits with expiration dates through 2025.  Due to the sudden and sharp decline in industry demand and the suspension of production at our U.S. manufacturing facilities as a result of the COVID-19 pandemic, we are expecting to incur a significant U.S. tax loss for 2020.  As loss carry-forwards must be utilized prior to foreign tax credits in offsetting future income for tax purposes, we have now concluded that it is no longer more likely than not that we will be able to utilize these foreign tax credits prior to their expiration. Our earnings and forecasts of future profitability along with three significant sources of foreign income provide us sufficient positive evidence that we will be able to utilize our remaining foreign tax credits of $108 million that expire between 2025 and 2028.  Our sources of foreign income are (1) 100% of our domestic profitability can be re-characterized as foreign source income under current U.S. tax law to the extent domestic losses have offset foreign source income in prior years, (2) annual net foreign source income, exclusive of dividends, primarily from royalties, and (3) tax planning strategies, including capitalizing research and development costs, accelerating income on cross border sales of inventory or raw materials to our subsidiaries and reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, all of which would increase our domestic profitability.

We consider our current forecasts of future profitability in assessing our ability to realize our deferred tax assets, including our foreign tax credits.  These forecasts include the impact of recent trends, including various macroeconomic factors such as the impact of the COVID-19 pandemic, on our profitability, as well as the impact of tax planning strategies.  Macroeconomic factors, including the impact of the COVID-19 pandemic, possess a high degree of volatility and can significantly impact our profitability.  As such, there is a risk that future earnings will not be sufficient to fully utilize our U.S. net deferred tax assets, including our remaining foreign tax credits.  However, we believe our forecasts of future profitability along with the three significant sources of foreign income described above provide us sufficient positive evidence to conclude that it is more likely than not that, at March 31, 2020, our U.S. net deferred tax assets, including our foreign tax credits, net of valuation allowances, will be fully utilized.

At March 31, 2020, we had approximately $1.2 billion of foreign deferred tax assets and a valuation allowance of $939 million. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets.  In Luxembourg, we maintain a valuation allowance of approximately $850 million on all net deferred tax assets.  Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances having a significant impact on our financial position or results of operations will exist within the next twelve months.

For the three months ending March 31, 2020, changes to our unrecognized tax benefits did not, and for the full year of 2020 are not expected to, have a significant impact on our financial position or results of operations.

On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), a substantial tax and spending package intended to provide economic stimulus to address the impact of the COVID-19 pandemic. The CARES Act allows corporations with net operating losses generated in 2018, 2019 and 2020 to elect to carryback those losses for a period of five years and relaxes the limitation for business interest deductions for 2019 and 2020.  We do not anticipate that these provisions will have a material impact on our operating results.  We will, however, benefit from a CARES Act provision that accelerates the ability of corporations to claim a refund of alternative minimum tax credit carryforwards.  Under this provision, we anticipate receiving a refund of approximately $5 million during the second quarter of 2020 that would otherwise have been received in two equal annual installments in 2021 and 2022.

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

Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2020	2019
Earnings (loss) per share — basic:
Goodyear net income (loss)	$(619)	$(61)
Weighted average shares outstanding	234	232
Earnings (loss) per common share — basic	$(2.65)	$(0.26)

Earnings (loss) per share — diluted:
Goodyear net income (loss)	$(619)	$(61)
Weighted average shares outstanding	234	232
Dilutive effect of stock options and other dilutive securities	—	—
Weighted average shares outstanding — diluted	234	232
Earnings (loss) per common share — diluted	$(2.65)	$(0.26)

Weighted average shares outstanding – diluted for the three months ended March 31, 2019 excludes the dilutive effect of approximately 3 million equivalent shares related primarily to options with exercise prices less than the average market price of our common shares (i.e., “in-the-money” options) as their inclusion would have been anti-dilutive due to the Goodyear net loss.  There were no in-the-money options at March 31, 2020. Additionally, weighted average shares outstanding - diluted for the three months ended March 31, 2020 and 2019 exclude approximately 9 million and 2 million equivalent shares, respectively, related to options with exercise prices greater than the average market price of our common shares (i.e., "underwater" options).

NOTE 7. BUSINESS SEGMENTS

	Three Months Ended
	March 31,
(In millions)	2020	2019
Sales:
Americas	$1,673	$1,876
Europe, Middle East and Africa	995	1,221
Asia Pacific	388	501
Net Sales	$3,056	$3,598
Segment Operating Income (Loss):
Americas	$—	$89
Europe, Middle East and Africa	(53)	54
Asia Pacific	6	47
Total Segment Operating Income (Loss)	$(47)	$190
Less:
Goodwill impairment (Note 8)	$182	$—
Rationalizations (Note 3)	9	103
Interest expense	73	85
Other (income) expense (Note 4)	27	22
Asset write-offs and accelerated depreciation	4	—
Retained expenses of divested operations	2	3
Other	24	15
Income (Loss) before Income Taxes	$(368)	$(38)

Non-cash goodwill impairment charges, as described in Note to the Consolidated Financial Statements No. 8, Goodwill and Intangible Assets; rationalizations, as described in Note to the Consolidated Financial Statements No. 3, Costs Associated with Rationalization Programs; net (gains) losses on asset sales, as described in Note to the Consolidated Financial Statements No. 4, Other (Income) Expense; and asset write-offs and accelerated depreciation were not charged to the strategic business units ("SBUs") for performance evaluation purposes but were attributable to the SBUs as follows:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Goodwill Impairment:
Europe, Middle East and Africa	$182	$—
Total Goodwill Impairment	$182	$—

Rationalizations:
Americas	$3	$7
Europe, Middle East and Africa	6	96
Total Rationalizations	$9	$103

Net (Gains) Losses on Asset Sales:
Europe, Middle East and Africa	$(1)	$(5)
Total Net (Gains) Losses on Asset Sales	$(1)	$(5)

Asset Write-offs and Accelerated Depreciation:
Americas	$4	$—
Total Asset Write-offs and Accelerated Depreciation	$4	$—

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets totaled $369 million and $135 million, respectively, at March 31, 2020, compared to $565 million and $137 million, respectively, at December 31, 2019.  Goodwill and intangible assets with indefinite useful lives are tested for impairment annually either on a quantitative or qualitative basis, or more frequently when events or circumstances change that indicate the fair value of the asset may be below its carrying amount.  As a result of the COVID-19 pandemic and the resulting decline in the macroeconomic environment, as well as a significant decrease in our market capitalization, we performed an interim impairment analysis as of March 31, 2020 utilizing a discounted cash flow model.

The most critical assumptions used in the calculation of the estimated fair value of our reporting units are the extent and duration of, as well as the timing of the recovery from, the ongoing COVID-19 pandemic, the projected long term operating margin and the discount rate.  Since the date of our last annual quantitative goodwill impairment assessment, the overall discount rate increased, reflecting an increase in the risk premium components of the rate partially offset by a decrease in the risk-free interest rate component as a result of the current macroeconomic environment.  Based on our current forecasts, we also gave consideration to the expected near-term negative cash flow impact of the ongoing COVID-19 pandemic and subsequent recovery, as well as the decrease in our market capitalization.  Based on the results of our interim quantitative assessment, we recorded a non-cash impairment charge of $182 million for the EMEA reporting unit during the first quarter of 2020 to reduce the recorded balance of the EMEA reporting unit’s goodwill from $400 million to $218 million.  As a result of this partial impairment, the fair value of the EMEA reporting unit now approximates its carrying value.  As of March 31, 2020, the goodwill associated with reporting units in our Americas and Asia Pacific segments was $91 million and $60 million, respectively.  If we make adverse revisions to our significant assumptions, including as a result of business performance or market conditions, or if our market capitalization declines further and if such a decline becomes indicative that the fair value of our reporting units has declined below their carrying values, we may need to record a material, non-cash goodwill impairment charge in a future period.

Intangible assets with indefinite lives totaled $118 million at both March 31, 2020 and December 31, 2019.  We also conducted an assessment of our intangible assets with indefinite lives as of March 31, 2020, which indicated no impairment existed.

NOTE 9. OTHER ASSETS AND INVESTMENTS

The balance of our investment in TireHub, LLC (“TireHub”), a distribution joint venture in the United States, was $252 million and $262 million at March 31, 2020 and December 31, 2019, respectively, and was included in Other Assets on our Consolidated Balance Sheets.  Our investment in TireHub is accounted for under the equity method of accounting and, as such, includes our 50% share of the net losses of TireHub, which totaled $12 million and $10 million for the first quarter of 2020 and 2019, respectively.  We regularly review our investment in TireHub for potential impairment.  Based on our assessment for the first quarter of 2020, we concluded that any decline in the fair value of our investment in TireHub as a result of current trends and factors is temporary in nature.  As such, we did not adjust the balance recorded on our Consolidated Balance Sheet at March 31, 2020.  However, if the current economic environment persists, an other-than-temporary decline in fair value could develop, necessitating the need for a future material non-cash impairment charge.

NOTE 10. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

At March 31, 2020, we had total credit arrangements of $8,618 million, of which $2,278 million were unused. At that date, 41% of our debt was at variable interest rates averaging 3.41%.

Notes Payable and Overdrafts, Long Term Debt and Finance Leases due Within One Year and Short Term Financing Arrangements

At March 31, 2020, we had short term committed and uncommitted credit arrangements totaling $869 million, of which $169 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.

The following table presents amounts due within one year:

	March 31,	December 31,
(In millions)	2020	2019
Chinese credit facilities	$174	$118
Other domestic and foreign debt	517	230
Notes Payable and Overdrafts	$691	$348
Weighted average interest rate	5.27%	4.92%

Chinese credit facilities	$93	$95
8.75% note due 2020	281	280
Other domestic and foreign debt (including finance leases)	247	187
Long Term Debt and Finance Leases due Within One Year	$621	$562
Weighted average interest rate	5.98%	6.58%
Total obligations due within one year	$1,312	$910

Long Term Debt and Finance Leases and Financing Arrangements

At March 31, 2020, we had long term credit arrangements totaling $7,749 million, of which $2,109 million were unused.

The following table presents long term debt and finance leases, net of unamortized discounts, and interest rates:

	March 31, 2020		December 31, 2019
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
8.75% due 2020	$281		$280
5.125% due 2023	1,000		1,000
3.75% Euro Notes due 2023	274		281
5% due 2026	900		900
4.875% due 2027	700		700
7% due 2028	150		150
Credit Facilities:
First lien revolving credit facility due 2021	420	1.92%	—	—
Second lien term loan facility due 2025	400	3.20%	400	3.97%
European revolving credit facility due 2024	66	1.50%	—	—
Pan-European accounts receivable facility	166	1.10%	327	0.98%
Mexican credit facility	200	3.41%	200	3.44%
Chinese credit facilities	188	4.62%	195	4.87%
Other foreign and domestic debt(1)	868	2.98%	661	4.02%
	5,613		5,094
Unamortized deferred financing fees	(27)		(28)
	5,586		5,066
Finance lease obligations(2)	247		249
	5,833		5,315
Less portion due within one year	(621)		(562)
	$5,212		$4,753

(1)	Interest rates are weighted average interest rates related to various foreign credit facilities with customary terms and conditions.
(2)	Includes non-cash financing additions of $1 million during the three month period ended March 31, 2020.

NOTES

At March 31, 2020, we had $3,305 million of outstanding notes, compared to $3,311 million at December 31, 2019.

CREDIT FACILITIES

$2.0 billion Amended and Restated First Lien Revolving Credit Facility due 2021

Our amended and restated first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million. Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under the facility and our subsidiaries' obligations under the related guarantees are secured by first priority security interests in a variety of collateral. During the quarter ended March 31, 2020, amounts drawn under this facility bore interest at LIBOR plus 125 basis points, and undrawn amounts under the facility were subject to an annual commitment fee of 30 basis points.

Availability under the facility is subject to a borrowing base, which was based primarily on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks, and (iii) certain cash in an amount not to exceed $200 million. To the extent that our eligible accounts receivable and inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. As of March 31, 2020, our borrowing base, and therefore our availability, under this facility was $501 million below the facility's stated amount of $2.0 billion.

At March 31, 2020, we had $420 million of borrowings and $17 million of letters of credit issued under the revolving credit facility. At December 31, 2019, we had no borrowings and $37 million of letters of credit issued under the revolving credit facility.

On April 9, 2020, we amended and restated the first lien revolving credit facility. Changes to the facility include extending the maturity to April 9, 2025 and increasing the borrowing base for the facility by increasing the amount attributable to the value of our principal trademarks by $100 million and adding the value of eligible machinery and equipment. The interest rate for loans under the facility increased by 50 basis points to LIBOR plus 175 basis points, based on our current liquidity, and undrawn amounts under the facility will be subject to an annual commitment fee of 25 basis points.

The facility has customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in our business or financial condition since December 31, 2019. The facility also has customary defaults, including a cross-default to material indebtedness of Goodyear and our subsidiaries.

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

At March 31, 2020 and December 31, 2019, the amounts outstanding under this facility were $400 million.

€800 million Amended and Restated Senior Secured European Revolving Credit Facility due 2024

Our amended and restated European revolving credit facility consists of (i) a €180 million German tranche that is available only to Goodyear Dunlop Tires Germany GmbH (“GDTG”) and (ii) a €620 million all-borrower tranche that is available to Goodyear Europe B.V. (“GEBV”), GDTG and Goodyear Dunlop Tires Operations S.A. Up to €175 million of swingline loans and €75 million in letters of credit are available for issuance under the all-borrower tranche. Amounts drawn under this facility will bear interest at LIBOR plus 150 basis points for loans denominated in U.S. dollars or pounds sterling and EURIBOR plus 150 basis points for loans denominated in euros, and undrawn amounts under the facility are subject to an annual commitment fee of 25 basis points.

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

At March 31, 2020, there were no of borrowings outstanding under the German tranche, $66 million (€60 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility. At December 31, 2019, there were no borrowings and no letters of credit outstanding under the European revolving credit facility.

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

At March 31, 2020, the amounts available and utilized under this program totaled $166 million (€151 million). At December 31, 2019, the amounts available and utilized under this program totaled $327 million (€291 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

For a description of the collateral securing the credit facilities described above as well as the covenants applicable to them, refer to Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments, in our 2019 Form 10-K.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At March 31, 2020, the gross amount of receivables sold was $460 million, compared to $548 million at December 31, 2019.

Other Foreign Credit Facilities

A Mexican subsidiary and a U.S. subsidiary have a revolving credit facility in Mexico. At March 31, 2020 and December 31, 2019, the amounts available and utilized under this facility were $200 million. The facility ultimately matures in 2022, has covenants relating to the Mexican and U.S. subsidiary, and has customary representations and warranties and default provisions relating to the Mexican and U.S. subsidiary’s ability to perform its respective obligations under the facility.

A Chinese subsidiary has several financing arrangements in China. At March 31, 2020 and December 31, 2019, the amounts available under these facilities were $723 million and $735 million, respectively. At March 31, 2020, the amount utilized under these facilities was $362 million, of which $174 million represented notes payable and $188 million represented long term debt. At March 31, 2020, $93 million of the long term debt was due within a year. At December 31, 2019, the amount utilized under these facilities was $313 million, of which $118 million represented notes payable and $195 million represented long term debt. At December 31, 2019, $95 million of the long term debt was due within a year. The facilities contain covenants relating to the Chinese subsidiary and have customary representations and warranties and defaults relating to the Chinese subsidiary’s ability to perform its obligations under the facilities. Certain of the facilities can only be used to finance the expansion of our manufacturing facility in China and, at March 31, 2020 and December 31, 2019, the unused amounts available under these facilities were $107 million and $106 million, respectively.

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

The following table presents the fair values for foreign currency hedge contracts that do not meet the criteria to be accounted for as cash flow hedging instruments:

	March 31,	December 31,
(In millions)	2020	2019
Fair Values — Current asset (liability):
Accounts receivable	$30	$1
Other current liabilities	(8)	(15)

At March 31, 2020 and December 31, 2019, these outstanding foreign currency derivatives had notional amounts of $2,104 million and $1,707 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction gains on derivatives of $39 million and $15 million for the three months ended March 31, 2020 and 2019, respectively. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.

The following table presents the fair values for foreign currency hedge contracts that meet the criteria to be accounted for as cash flow hedging instruments:

	March 31,	December 31,
(In millions)	2020	2019
Fair Values — Current asset (liability):
Accounts receivable	$20	$9
Other current liabilities	—	(3)
Fair Values — Long term asset (liability):
Other assets	$4	$1
Other long term liabilities	—	(1)

At March 31, 2020 and December 31, 2019, these outstanding foreign currency derivatives had notional amounts of $342 million and $365 million, respectively, and primarily related to U.S. dollar denominated intercompany transactions.  Based on our current forecasts, including the expected impacts of the COVID-19 pandemic, we believe that it is probable that the underlying hedge transactions will occur within an appropriate time frame in order to continue to qualify for cash flow hedge accounting treatment.

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

The following table presents the classification of changes in fair values of foreign currency hedge contracts that meet the criteria to be accounted for as cash flow hedging instruments (before tax and minority):

	Three Months Ended
	March 31,
(In millions)	2020	2019
Amount of gains (losses) deferred to Accumulated Other Comprehensive Loss ("AOCL")(1)	$23	$5
Reclassification adjustment for amounts recognized in Cost of Goods Sold ("CGS")(1)	(4)	(3)

(1)	Excluded components deferred to AOCL and excluded components reclassified from AOCL to CGS for the three months ended March 31, 2020 and 2019 were not material.

The estimated net amount of deferred gains at March 31, 2020 that are expected to be reclassified to earnings within the next twelve months is $16 million.

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

NOTE 11. FAIR VALUE MEASUREMENTS

The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheets at March 31, 2020 and December 31, 2019:

	Total Carrying Value in the Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2020	2019	2020	2019	2020	2019	2020	2019
Assets:
Investments	$9	$11	$9	$11	$—	$—	$—	$—
Foreign Exchange Contracts	54	11	—	—	54	11	—	—
Total Assets at Fair Value	$63	$22	$9	$11	$54	$11	$—	$—

Liabilities:
Foreign Exchange Contracts	$8	$19	$—	$—	$8	$19	$—	$—
Total Liabilities at Fair Value	$8	$19	$—	$—	$8	$19	$—	$—

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding finance leases, at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
(In millions)	2020	2019
Fixed Rate Debt:(1)
Carrying amount — liability	$3,436	$3,434
Fair value — liability	3,111	3,558

Variable Rate Debt:(1)
Carrying amount — liability	$2,150	$1,632
Fair value — liability	1,889	1,632
(1)

Excludes Notes Payable and Overdrafts of $691 million and $348 million at March 31, 2020 and December 31, 2019, respectively, of which $199 million and $143 million, respectively, are at fixed rates and $492 million and $205 million, respectively, are at variable rates. The carrying value of Notes Payable and Overdrafts approximates fair value due to the short term nature of the facilities.

Long term debt with fair values of $3,300 million and $3,808 million at March 31, 2020 and December 31, 2019, respectively, were estimated using quoted Level 1 market prices. The carrying value of the remaining debt was based upon internal estimates of fair value derived from market prices for similar debt.

NOTE 12. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS

We provide employees with defined benefit pension or defined contribution savings plans.

Defined benefit pension cost follows:

	U.S.
	Three Months Ended
	March 31,
(In millions)	2020	2019
Service cost	$1	$1
Interest cost	33	44
Expected return on plan assets	(49)	(56)
Amortization of net losses	27	28
Net periodic pension cost	$12	$17
Net curtailments/settlements/termination benefits	1	—
Total defined benefit pension cost	$13	$17

	Non-U.S.
	Three Months Ended
	March 31,
(In millions)	2020	2019
Service cost	$7	$7
Interest cost	14	18
Expected return on plan assets	(14)	(15)
Amortization of prior service cost	1	—
Amortization of net losses	10	7
Net periodic pension cost	$18	$17
Net curtailments/settlements/termination benefits	1	1
Total defined benefit pension cost	$19	$18

Service cost is recorded in CGS or SAG. Other components of net periodic pension cost are recorded in Other (Income) Expense. Net curtailments, settlements and termination benefits are recorded in Other (Income) Expense or Rationalizations if related to a rationalization plan.

We also provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Other postretirement benefits (credit) expense for the three months ended March 31, 2020 was ($3) million and included the curtailment credit of ($4) million discussed below. Other postretirement benefits (credit) expense for the three months ended March 31, 2019 was $2 million.

During the first quarter of 2020, we recognized settlement charges of $2 million for defined benefit pension plans in Other (Income) Expense and a curtailment credit of ($4) million for one of our non-U.S. other postretirement benefit plans in Rationalizations, related to the exit of employees under an approved rationalization plan.

We expect to contribute approximately $25 million to $50 million to our funded non-U.S. pension plans in 2020. For the three months ended March 31, 2020, we contributed $7 million to our non-U.S. plans.

The expense recognized for our contributions to defined contribution savings plans for the three months ended March 31, 2020 and 2019 was $30 million and $28 million, respectively.

NOTE 13. STOCK COMPENSATION PLANS

Our Board of Directors granted 4.2 million stock options, 0.3 million restricted stock units and 0.2 million performance share units during the three months ended March 31, 2020 under our stock compensation plans. The weighted average exercise price per share and weighted average fair value per share of the stock option grants during the three months ended March 31, 2020 were $10.12 and $1.97, respectively. We estimated the fair value of the stock options using the following assumptions in our Black-Scholes model:

Expected term: 7.5 years

Interest rate: 1.29%

Volatility: 41.28%

Dividend yield: 6.54%

We measure the fair value of grants of restricted stock units and performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $10.12 for restricted stock units and $7.80 for performance share units granted during the three months ended March 31, 2020.

We recognized stock-based compensation expense of $6 million and $3 million during the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $39 million and is expected to be recognized over the remaining vesting period of the respective grants, through the first quarter of 2024.

NOTE 14. COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters

We have recorded liabilities totaling $48 million at both March 31, 2020 and December 31, 2019 for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $12 million and $13 million were included in Other Current Liabilities at March 31, 2020 and December 31, 2019, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.

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

Workers’ Compensation

We have recorded liabilities, on a discounted basis, totaling $198 million for anticipated costs related to workers’ compensation at both March 31, 2020 and December 31, 2019. Of these amounts, $40 million and $39 million were included in Current Liabilities as part of Compensation and Benefits at March 31, 2020 and December 31, 2019, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At March 31, 2020 and December 31, 2019, the liability was discounted using a risk-free rate of return. At March 31, 2020, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $25 million.

General and Product Liability and Other Litigation

We have recorded liabilities totaling $303 million and $293 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at March 31, 2020 and December 31, 2019, respectively. Of these amounts, $43 million was included in Other Current Liabilities at both March 31, 2020 and December 31, 2019. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at March 31, 2020, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.

We have recorded an indemnification asset within Accounts Receivable of $3 million and within Other Assets of $22 million for Sumitomo Rubber Industries, Ltd.'s ("SRI") obligation to indemnify us for certain product liability claims related to products manufactured by a formerly consolidated joint venture entity, subject to certain caps and restrictions.

Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and federal courts. To date, we have disposed of approximately  152,900 claims by defending, obtaining the dismissal thereof, or entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $557 million through March 31, 2020 and $554 million through December 31, 2019.

A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

	Three Months Ended	Year Ended
(Dollars in millions)	March 31, 2020	December 31, 2019
Pending claims, beginning of period	39,600	43,100
New claims filed	300	1,500
Claims settled/dismissed	(700)	(5,000)
Pending claims, end of period	39,200	39,600
Payments(1)	$2	$22
(1)	Represents cash payments made during the period by us and our insurers on asbestos litigation defense and claim resolution.

We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $154 million and $153 million at March 31, 2020 and December 31, 2019, respectively. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future may result in an increase in the recorded obligation, and that increase could be significant.

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

We recorded a receivable related to asbestos claims of $95 million at both March 31, 2020 and December 31, 2019. We expect that approximately 60% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $13 million was included in Current Assets as part of Accounts Receivable at both March 31, 2020 and December 31, 2019. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.

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

Amiens Labor Claims

Approximately 850 former employees of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims totaling approximately €140 million ($154 million) against Goodyear France SAS. We intend to vigorously defend ourselves against these claims, and any additional claims that may be asserted against us, and cannot estimate the amounts, if any, that we may ultimately pay in respect of such claims.

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

Guarantees

We have off-balance sheet financial guarantees and other commitments totaling approximately $70 million and $74 million at March 31, 2020 and December 31, 2019, respectively. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. We generally do not require collateral in connection with the issuance of these guarantees.

In 2017, we issued a guarantee of approximately PLN165 million ($40 million) in connection with an indirect tax assessment in EMEA. This guarantee amount was subsequently increased to PLN 181 million ($44 million). We have concluded our performance under this guarantee is not probable and, therefore, have not recorded a liability for this guarantee. In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of approximately $46 million to an insurance company related to SRI's obligation to pay certain outstanding workers' compensation claims of a formerly consolidated joint venture entity. As of March 31, 2020, this guarantee amount has been reduced to $26 million. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to continue to decrease over time as the formerly consolidated joint venture entity pays its outstanding claims. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor, customer, or SRI. Except for the workers' compensation guarantee described above, the guarantees expire at various times through 2021. We are unable to estimate the extent to which our affiliates’, lessors’, customers’, or SRI's assets would be adequate to recover any payments made by us under the related guarantees.

NOTE 15. CAPITAL STOCK

Dividends

In the first three months of 2020, we paid cash dividends of $37 million on our common stock. This amount excludes dividends earned on stock-based compensation plans of approximately $1 million during the first quarter of 2020. On April 16, 2020, we announced that we have temporarily suspended the quarterly dividend on our common stock.

Common Stock Repurchases

We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During the first quarter 2020, we did not repurchase any shares from employees.

NOTE 16. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present changes in AOCL, by component, for the three months ended March 31, 2020 and 2019:

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2019	$(1,156)	$(2,983)	$3	$(4,136)
Other comprehensive income (loss) before reclassifications, net of tax	(216)	(1)	18	(199)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	26	(4)	22
Balance at March 31, 2020	$(1,372)	$(2,958)	$17	$(4,313)

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2018	$(1,160)	$(2,923)	$7	$(4,076)
Other comprehensive income (loss) before reclassifications, net of tax	30	4	5	39
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	26	(3)	23
Balance at March 31, 2019	$(1,130)	$(2,893)	$9	$(4,014)

The following table presents reclassifications out of AOCL:

	Three Months Ended March 31,
	2020	2019
(In millions) (Income) Expense	Amount Reclassified		Affected Line Item in the Consolidated
Component of AOCL	from AOCL		Statements of Operations
Amortization of prior service cost and unrecognized gains and losses	$36	$34	Other (Income) Expense
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures	(2)	—	Other (Income) Expense / Rationalizations
Unrecognized net actuarial losses and prior service costs, before tax	34	—
Tax effect	(8)	(8)	United States and Foreign Taxes
Net of tax	$26	$26	Goodyear Net Income (Loss)

Deferred derivative (gains) losses, before tax	$(4)	$(3)	Cost of Goods Sold
Tax effect	—	—	United States and Foreign Taxes
Net of tax	$(4)	$(3)	Goodyear Net Income (Loss)
Total reclassifications	$22	$23	Goodyear Net Income (Loss)

NOTE 17. SUBSEQUENT EVENT

On April 17, 2020, we reached a tentative bargaining agreement and subsequently approved a plan to permanently close our Gadsden, Alabama manufacturing facility as part of our strategy to strengthen the competitiveness of our manufacturing footprint by curtailing production of tires for declining, less profitable segments of the tire market.  The tentative bargaining agreement remains subject to approval by the membership of the local union.  We estimate the total pre-tax charges associated with this plan to be $280 million to $295 million, of which $170 million to $180 million are expected to be cash charges, primarily for severance and other associate-related costs of approximately $55 million and $40 million, respectively, and other closure costs of $75 million to $85 million.  Non-cash charges, primarily related to asset write-offs and accelerated depreciation, are expected to be $110 million to $115 million.  We expect to record approximately $170 million of these charges in the second quarter of 2020 and make cash payments of approximately $45 million in 2020.  The remaining charges will be recorded and the remaining cash payments will be made thereafter, primarily in 2021 and 2022.  We expect to substantially complete this rationalization plan by the fourth quarter of 2021.

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

Results of Operations

National efforts by many countries to mitigate the COVID-19 pandemic have caused a deep contraction in vast areas of the global economy, with many workers and businesses, including Goodyear, facing profound challenges.  The tire industry has been particularly negatively impacted by this evolving situation, characterized by a sudden and sharp decline in replacement tire demand and original equipment (“OE”) manufacturers suspending or severely limiting automobile production globally.  Our results for the first quarter of 2020 were highly influenced by this economic disruption, which aggravated already challenging industry conditions in many of our key markets, including foreign currency headwinds due to a strong U.S. dollar, lower OE industry volumes, softening demand in Europe, weak market conditions in China and economic volatility in Latin America, particularly Brazil, that persisted throughout 2019.

We are proactively taking actions in response to COVID-19 to protect the health and wellbeing of our associates, customers and communities, which remain our top priority, to mitigate the near and long-term financial impacts on our operating results, and to ensure adequate liquidity and capital resources are available to maintain our operations until the auto industry and replacement tire demand recovers.

These actions include:

•

On March 17, 2020 and March 18, 2020, we announced the suspension of production in Europe and the Americas, respectively, due to the COVID-19 pandemic.  These temporary measures were implemented in a way to allow us to promptly resume production when public health and market conditions improve.  We plan a phased restart of production during the second quarter.  Earlier in April, we reopened some of our chemical plants and began a limited ramp-up of our commercial truck tire manufacturing facilities in the U.S. and Europe.  More recently, we also began to reopen tire production in most of our consumer factories in Europe.  Our decisions to resume production will be based on an evaluation of market demand signals, inventory and supply levels, as well as our ability to safeguard the health of our associates.  Throughout the first quarter of 2020, production was also temporarily suspended or significantly limited in several other locations globally, most notably at our Pulandian, China manufacturing facility.  Our Pulandian facility is now operating with all of its workforce, is able to meet customer demand, and is expected to continue ramping up production during the second quarter of 2020.

•

As our business is deemed essential in the U.S. and most other parts of the world, in order to maintain customer service, warehouses, commercial truck service centers and retail operations remain largely operational on a reduced staffing schedule and with strong social distancing practices in place.  We continue to closely monitor local conditions surrounding these operations, as well as inventory and supply levels, to continue delivery of our products.

•

We are following guidance from the Centers for Disease Control and Prevention and have introduced a number of preventative measures at our facilities that remain open, including limiting visitor access and business travel, implementing remote working and social distancing practices, and increasing the frequency of disinfection.

•

On April 2, 2020, we announced actions to reduce our payroll costs through a combination of furloughs, temporary salary reductions and salary deferrals covering over 9,000 of our corporate and business unit associates, including substantial salary reductions and deferrals for our CEO, officers and directors.  These and other similar actions are expected to save nearly $65 million of cash spend during the second quarter of 2020 and take advantage of governmental income replacement programs to ensure our associates are supported.

•

On April 9, 2020, we amended and restated our $2.0 billion first lien revolving credit facility, extending the maturity date from April 2021 to April 2025.  The refinancing includes favorable adjustments to the calculation of the facility’s borrowing base, further strengthening our liquidity position.  Other significant changes to the facility are discussed in “Liquidity and Capital Resources.”

•	On April 16, 2020, we announced that we have temporarily suspended the quarterly dividend on our common stock. These dividends total approximately $37 million each quarter.

•	We are leveraging governmental relief efforts to defer payroll and other tax payments, which are expected to benefit our cash flows by approximately $60 million for 2020 in the U.S. alone.

•

We have taken, and will continue to take, other actions to reduce costs and preserve cash in order to successfully navigate the current economic environment, including limiting capital expenditures to no more than $700 million for the full year and reducing discretionary spending, such as marketing and other administrative and general expenses, by approximately $75 million in the second quarter of 2020.

Additionally, on April 17, 2020, we reached a tentative bargaining agreement and subsequently approved a plan to permanently close our Gadsden, Alabama manufacturing facility as part of our strategy to strengthen the competitiveness of our manufacturing footprint by curtailing production of tires for declining, less profitable segments of the tire market.  The tentative bargaining agreement remains subject to approval by the membership of the local union.  We estimate the total pre-tax charges associated with this plan to be $280 million to $295 million, of which $170 million to $180 million are expected to be cash charges.  We expect to record approximately $170 million of these charges in the second quarter of 2020 and make cash payments of approximately $45 million in 2020.  The remaining charges will be recorded and the remaining cash payments will be made thereafter, primarily in 2021 and 2022. We expect the combined impact of this plan and the previously announced rationalization actions related to Gadsden will result in approximately $130 million in annual savings in 2021 when compared to 2019.

Our results for the first quarter of 2020 include a 17.6% decrease in tire unit shipments compared to the first quarter of 2019, reflective of the current economic environment.  Our results for the first quarter of 2020 include an approximate $65 million unfavorable impact due to lower factory utilization and other period costs, both directly related to the suspension of production at our manufacturing facilities.  These negative impacts were partially offset by cost savings of approximately $38 million, including raw material cost saving measures of approximately $17 million.

Net sales in the first quarter of 2020 were $3,056 million, compared to $3,598 million in the first quarter of 2019. Net sales decreased in the first quarter of 2020 primarily due to lower global tire unit volumes, unfavorable foreign currency translation, primarily in EMEA and Americas, and lower sales in other tire-related businesses, primarily due to a decrease in third-party sales of chemical products in Americas. These decreases were partially offset by improvements in price and product mix, primarily in Americas and EMEA.

In the first quarter of 2020, Goodyear net loss was $619 million, or $2.65 per share, compared to a net loss of $61 million, or $0.26 per share, in the first quarter of 2019. The increase in Goodyear net loss was driven by higher income tax expense due to the establishment of a valuation allowance on certain deferred tax assets for foreign tax credits, lower segment operating income and a non-cash goodwill impairment charge, partially offset by lower rationalization charges.

Our total segment operating loss for the first quarter of 2020 was $47 million, compared to income of $190 million in the first quarter of 2019. The $237 million change was primarily due to lower global tire unit volume of $120 million, higher conversion costs of $62 million, primarily in Americas and EMEA, higher selling, administrative and general expense (“SAG”) of $37 million, primarily in Americas and EMEA, the write-off of work in process inventory of approximately $15 million due to suspending production at our manufacturing facilities, primarily in Americas and EMEA, and lower income from other tire-related businesses of $8 million, driven by lower third-party chemical sales in Americas and a decline in retail sales globally, partially offset by lower raw material costs of $30 million. Refer to "Results of Operations — Segment Information” for additional information.

Liquidity

At March 31, 2020, we had $971 million of cash and cash equivalents as well as $2,278 million of unused availability under our various credit agreements, compared to $908 million and $3,554 million, respectively, at December 31, 2019. Cash and cash equivalents increased by $63 million from December 31, 2019 due primarily to net borrowings of $978 million, partially offset by cash used for operating activities of $561 million, capital expenditures of $211 million, and dividends paid of $37 million. Cash used for operating activities reflects cash used for working capital of $482 million and rationalization payments of $73 million. Refer to "Liquidity and Capital Resources" for additional information.

Outlook

The COVID-19 pandemic has caused the temporary closure of many businesses throughout the world during the first quarter of 2020, including most of our manufacturing facilities, which has limited global business activity.

Given the limited visibility we have into vehicle production and replacement tire demand, we have difficulty projecting industry volumes for the year. We are planning a phased restart of production during the second quarter of 2020, which began earlier in April with the reopening of some of our chemical plants and a limited ramp-up of our commercial truck tire manufacturing facilities in the U.S. and Europe. More recently, we also began to reopen tire production in most of our consumer factories in Europe. We expect most of our manufacturing facilities to resume operations by the end of May. Decisions regarding production will be based on an evaluation of market demand signals, inventory and supply levels, as well as our ability to safeguard the health of our associates.

We currently believe that our largest volume declines will occur in the second quarter of 2020, with volumes down approximately 50% compared to the second quarter of 2019.  Overhead absorption will also continue to be adversely affected by reduced plant production during the second quarter of 2020. We are currently planning for our production to be down almost 25 million units versus the second quarter of 2019 in order to reflect expected demand and to reduce inventory.

In addition, our other tire-related businesses are also being significantly affected by the weakening economic environment. Traffic and volume at our retail locations is low and the sharp drop in business and leisure travel is adversely impacting our aviation business. Our chemicals business is also feeling the effects of the decline in tire production. In total, the year-over-year earnings decline in our other tire-related businesses is expected to be about $150 million during the second quarter of 2020.

For the full year of 2020, we now expect our raw material costs will be a benefit of $50 million to $100 million compared to 2019, excluding transactional foreign currency and raw material cost saving measures. Natural and synthetic rubber prices and other commodity prices historically have been volatile, and this estimate could change significantly based on fluctuations in the cost of these and other key raw materials. We are continuing to focus on price and product mix, to substitute lower cost materials where possible, to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials.

Refer to “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our 2019 Form 10-K for a discussion of the factors that may impact our business, results of operations, financial condition or liquidity and “Forward-Looking Information — Safe Harbor Statement” in this Quarterly Report on Form 10-Q for a discussion of our use of forward-looking statements.

RESULTS OF OPERATIONS

CONSOLIDATED

Net sales in the first quarter of 2020 were $3,056 million, decreasing $542 million, or 15.1%, from $3,598 million in the first quarter of 2019. Goodyear net loss was $619 million, or $2.65 per share, in the first quarter of 2020, compared to a net loss of $61 million, or $0.26 per share, in the first quarter of 2019.

Net sales decreased in the first quarter of 2020, primarily due to lower global tire unit volume of $524 million, unfavorable foreign currency translation of $70 million, primarily in EMEA and Americas, and lower sales in other tire-related businesses of $34 million, primarily due to a decrease in third-party sales of chemical products in Americas. These decreases were partially offset by improvements in price and product mix of $86 million, primarily in Americas and EMEA.

Worldwide tire unit sales in the first quarter of 2020 were 31.3 million units, decreasing 6.7 million units, or 17.6%, from 38.0 million units in the first quarter of 2019. Replacement tire volume decreased 4.5 million units, or 16.2%, primarily in EMEA and Americas. OE tire volume decreased 2.2 million units, or 21.2%, primarily due to lower vehicle production globally.

Cost of goods sold (“CGS”) in the first quarter of 2020 was $2,552 million, decreasing $327 million, or 11.4%, from $2,879 million in the first quarter of 2019. CGS decreased primarily due to lower global tire unit volume of $404 million, foreign currency translation of $57 million, primarily in EMEA and Americas, lower raw material costs of $30 million, lower costs in other tire-related businesses of $26 million, driven by lower third-party chemical sales in Americas, and lower start-up costs of $6 million associated with our new plant in San Luis Potosi, Mexico. These decreases were partially offset by higher costs related to product mix of $88 million, as well as higher conversion costs of $62 million, primarily due to lower factory utilization and other period costs, and the write-off of work in process inventory of approximately $15 million, both as a direct result of suspending production at our manufacturing facilities, primarily in Americas and EMEA.

CGS in the first quarter of 2020 and 2019 included pension expense of $4 million for each period. CGS in the first quarter of 2020 included accelerated depreciation of $4 million ($4 million after-tax and minority). CGS in the first quarter of 2019 included incremental savings from rationalization plans of $1 million. CGS was 83.5% of sales in the first quarter of 2020 compared to 80.0% in the first quarter of 2019.

SAG in the first quarter of 2020 was $581 million, increasing $34 million, or 6.2%, from $547 million in the first quarter of 2019. SAG increased primarily due to higher wages and benefits of $13 million, primarily in Americas as the result of an acquisition during the fourth quarter of 2019, higher bad debt expense of $11 million, primarily in EMEA, higher inflation of $6 million, primarily in EMEA and Americas, higher advertising expense of $5 million, primarily in Americas, and higher information technology expense of $5 million, partially offset by foreign currency translation of $10 million, primarily in EMEA and Americas.

SAG in the first quarter of 2020 and 2019 included pension expense of $4 million for each period. SAG in the first quarter of 2020 and 2019 included incremental savings from rationalization plans of $1 million and $6 million, respectively. SAG was 19.0% of sales in the first quarter of 2020, compared to 15.2% in the first quarter of 2019.

We recorded a non-cash goodwill impairment charge of $182 million ($178 million after-tax and minority) related to our EMEA reporting unit in the first quarter of 2020. For further information, refer to Note to the Consolidated Financial Statements No. 8, Goodwill and Intangible Assets.

We recorded net rationalization charges of $9 million ($7 million after-tax and minority) in the first quarter of 2020 and $103 million ($86 million after-tax and minority) in the first quarter of 2019. Net rationalization charges in the first quarter of 2020 and 2019 primarily related to a plan to modernize two of our tire manufacturing facilities in Germany.

Interest expense in the first quarter of 2020 was $73 million, decreasing $12 million, or 14.1%, from $85 million in the first quarter of 2019. The decrease was due to a lower average interest rate of 4.79% in the first quarter of 2020 compared to 5.54% in the first quarter of 2019, and a lower average debt balance of $6,094 million in the first quarter of 2020 compared to $6,135 million in the first quarter of 2019.

Other (Income) Expense in the first quarter of 2020 was $27 million of expense, compared to $22 million of expense in the first quarter of 2019. Other (Income) Expense in the first quarter of 2019 included charges of $5 million ($4 million after-tax and minority) for legal claims related to discontinued operations, gains on asset sales of $5 million ($4 million after-tax and minority), and a net gain on insurance recoveries of $3 million ($2 million after-tax and minority) related to Hurricanes Harvey and Irma.

For the first quarter of 2020, we recorded tax expense of $249 million on a loss before income taxes of $368 million. Income tax expense for the three months ended March 31, 2020 includes net discrete charges of $290 million ($290 million after minority interest), primarily related to the establishment of a valuation allowance on deferred tax assets for foreign tax credits.

In the first quarter of 2019, we recorded income tax expense of $6 million on a loss before income taxes of $38 million. Income tax expense for the three months ended March 31, 2019 includes net discrete charges of $7 million ($6 million after minority interest).

We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for the three months ended March 31, 2020 primarily relates to the discrete items noted above, the non-cash goodwill impairment charge of $182 million, and forecasted losses for the full year in foreign jurisdictions in which no tax benefits are recorded, which have been accentuated during 2020 by business interruptions resulting from the COVID-19 pandemic.  The difference between our effective tax rate and the U.S. statutory rate of 21% for the three months ended March 31, 2019 primarily relates to the discrete items noted above and the overall higher effective tax rate in the foreign jurisdictions in which we operate, partially offset by a benefit from our foreign derived intangible income deduction.

At March 31, 2020, we had approximately $1.0 billion of U.S. federal, state and local deferred tax assets, net of valuation allowances primarily related to foreign tax credits with limited lives totaling $308 million. In the U.S., we have cumulative positive profitability in the three-year period ended December 31, 2019; however, negative evidence of reduced profitability as a result of the business disruption created by the COVID-19 pandemic must be considered in our assessment of our ability to realize our net deferred tax assets. While the disruption to our business is currently expected to be temporary, there is considerable uncertainty around the extent and duration of that disruption. If our profitability deteriorates enough that our future results for a three-year period are no longer positive, a valuation allowance may be required against all of our U.S. net deferred tax assets.

At December 31, 2019, our U.S. deferred tax assets included $403 million of foreign tax credits, net of valuation allowances of $3 million, generated primarily from the receipt of foreign dividends. During the first quarter of 2020, we established an additional valuation allowance of $295 million against substantially all of these foreign tax credits with expiration dates through 2025.  Due to the sudden and sharp decline in industry demand and the suspension of production at our U.S. manufacturing facilities as a result of the COVID-19 pandemic, we are expecting to incur a significant U.S. tax loss for 2020.  As loss carry-forwards must be utilized prior to foreign tax credits in offsetting future income for tax purposes, we have now concluded that it is no longer more likely than not that we will be able to utilize these foreign tax credits prior to their expiration. Our earnings and forecasts of future profitability along with our sources of foreign income provide us sufficient positive evidence that we will be able to utilize our remaining foreign tax credits of $108 million that expire between 2025 and 2028.

At March 31, 2020, we had approximately $1.2 billion of foreign deferred tax assets with a valuation allowance of $939 million.  At December 31, 2019, we had approximately $1.3 billion of U.S. federal, state and local deferred tax assets with a valuation allowance of $13 million, and $1.2 billion of foreign deferred tax assets with a valuation allowance of $969 million.

For further information regarding income taxes and the realizability of our deferred tax assets, including our foreign tax credits, refer to Note to the Consolidated Financial Statements No. 5, Income Taxes.

Minority shareholders’ net income in the first quarter of 2020 was $2 million, compared to $17 million in 2019. The decrease primarily relates to a $17 million indirect tax benefit in EMEA during the first quarter of 2019.

SEGMENT INFORMATION

Segment information reflects our strategic business units (“SBUs”), which are organized to meet customer requirements and global competition and are segmented on a regional basis.

Results of operations are measured based on net sales to unaffiliated customers and segment operating income. Each segment exports tires to other segments. The financial results of each segment exclude sales of tires exported to other segments, but include operating income derived from such transactions. Segment operating income is computed as follows: Net Sales less CGS (excluding asset write-off and accelerated depreciation charges) and SAG (including certain allocated corporate administrative expenses). Segment operating income also includes certain royalties and equity in earnings of most affiliates. Segment operating income does not include net rationalization charges (credits), asset sales, goodwill impairment charges and certain other items.

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

Total segment operating loss for the first quarter of 2020 was $47 million, a change of $237 million from total segment operating income of $190 million in the first quarter of 2019. Total segment operating margin (segment operating income divided by segment sales) in the first quarter of 2020 was (1.5%), compared to 5.3% in the first quarter of 2019.

Americas

	Three Months Ended March 31,
(In millions)	2020	2019	Change	Percent Change
Tire Units	14.5	16.7	(2.2)	(13.4)%
Net Sales	$1,673	$1,876	$(203)	(10.8)%
Operating Income (Loss)	—	89	(89)	(100.0)%
Operating Margin	—	4.7%

Three Months Ended March 31, 2020 and 2019

Americas unit sales in the first quarter of 2020 decreased 2.2 million units, or 13.4%, to 14.5 million units. Replacement tire volume decreased 1.8 million units, or 14.4%, primarily in our consumer business in the United States and Canada due to slow sell-out resulting from the economic impacts of the COVID-19 pandemic across all channels and rim-sizes. OE tire volume decreased 0.4 million units, or 10.2%, primarily in our consumer business in Brazil, Canada and the United States, driven by lower vehicle production as a result of the COVID-19 pandemic-related factory shutdowns at major OE manufacturers.

Net sales in the first quarter of 2020 were $1,673 million, decreasing $203 million, or 10.8%, from $1,876 million in the first quarter of 2019. The decrease in net sales was driven by lower tire volume of $199 million, unfavorable foreign currency translation of $25 million, primarily related to the Brazilian real, and lower sales in other tire-related businesses of $20 million, primarily due to a decrease in third-party sales of chemical products. These decreases were partially offset by improvements in price and product mix of $41 million.

Operating results in the first quarter of 2020 were breakeven, decreasing $89 million as compared to the first quarter of 2019. The change in operating income (loss) was due to lower tire volume of $39 million; higher conversion costs of $31 million, primarily related to lower factory utilization and other period costs, and the write-off of work in process inventory of approximately $10 million, both as a direct result of suspending production at our manufacturing facilities; and higher SAG of $24 million, primarily related to higher wages and benefits as the result of an acquisition in the fourth quarter of 2019 and higher advertising expenses. These decreases in operating income (loss) were partially offset by improvements in raw material costs of $14 million and price and product mix of $8 million.

Price and product mix includes TireHub equity losses of $12 million and $10 million in the first quarter of 2020 and 2019, respectively.  As a result of these losses, we completed an impairment assessment related to our equity investment in TireHub during the first quarter of 2020 and concluded that any decline in the estimated fair value of this investment as a result of current trends and factors is temporary in nature and, as such, recorded no impairment.  However, if the current economic environment persists, an other-than-temporary decline in fair value could develop, necessitating the need for a future material non-cash impairment charge.

Operating income (loss) in the first quarter of 2020 excluded asset write-offs and accelerated depreciation of $4 million and rationalization charges of $3 million. Operating income (loss) in the first quarter of 2019 excluded rationalization charges of $7 million.

Europe, Middle East and Africa

	Three Months Ended March 31,
(In millions)	2020	2019	Change	Percent Change
Tire Units	11.6	14.4	(2.8)	(19.6)%
Net Sales	$995	$1,221	$(226)	(18.5)%
Operating Income (Loss)	(53)	54	(107)	(198.1)%
Operating Margin	(5.3)%	4.4%

Three Months Ended March 31, 2020 and 2019

Europe, Middle East and Africa unit sales in the first quarter of 2020 decreased 2.8 million units, or 19.6%, to 11.6 million units. Replacement tire volume decreased 1.9 million units, or 18.1%, primarily due to lower consumer replacement volumes reflecting decreased industry demand due to the economic impacts of the COVID-19 pandemic and expected declines resulting from our initiative to align distribution in Europe. OE tire volume decreased 0.9 million units, or 23.4%, primarily in our consumer business, driven by lower vehicle production as a result of the COVID-19 pandemic-related factory shutdowns at major OE manufacturers and our exit of declining, less profitable market segments.

Net sales in the first quarter of 2020 were $995 million, decreasing $226 million, or 18.5%, from $1,221 million in the first quarter of 2019. Net sales decreased primarily due to lower tire unit volume of $216 million, unfavorable foreign currency translation of $37 million, driven by the weakening of the euro, Turkish lira and South African rand, and lower earnings in other tire-related businesses of $11 million, primarily due to lower motorcycle and fleet sales. These decreases were partially offset by improvements in price and product mix of $38 million, driven by higher proportionate sales of commercial tires and our continued focus on 17-inch and above rim size consumer tires.

Operating loss in the first quarter of 2020 was $53 million, a change of $107 million, from operating income of $54 million in the first quarter of 2019. The change in operating income (loss) was primarily due to lower tire unit volume of $53 million; higher conversion costs of $28 million, primarily related to lower factory utilization and other period costs, and the write-off of work in process inventory of approximately $5 million, both as a direct result of suspending production at our manufacturing facilities; and higher SAG of $15 million driven by higher bad debt expense.  These increases in operating income (loss) were partially offset by improvements in raw material costs of $8 million.

Operating income (loss) in the first quarter of 2020 excluded a non-cash goodwill impairment charge of $182 million, net rationalization charges of $6 million, and net gains on asset sales of $1 million. Operating income (loss) in the first quarter of 2019 excluded net rationalization charges of $96 million and net gains on asset sales of $5 million.

Asia Pacific

	Three Months Ended March 31,
(In millions)	2020	2019	Change	Percent Change
Tire Units	5.2	6.9	(1.7)	(23.9)%
Net Sales	$388	$501	$(113)	(22.6)%
Operating Income	6	47	(41)	(87.2)%
Operating Margin	1.5%	9.4%

Three Months Ended March 31, 2020 and 2019

Asia Pacific unit sales in the first quarter of 2020 decreased 1.7 million units, or 23.9%, to 5.2 million units. OE tire volume decreased 0.9 million units, or 34.2%, primarily in our consumer business in China and India. Replacement tire volume decreased 0.8 million units, or 17.2%, primarily in our consumer business in China. The decrease in tire volume in China and India was primarily due to the impact of the COVID-19 pandemic.

Net sales in the first quarter of 2020 were $388 million, decreasing $113 million, or 22.6%, from $501 million in the first quarter of 2019. Net sales decreased due to lower tire unit volume of $109 million and unfavorable foreign currency translation of $8 million, primarily related to the weakening of the Australian dollar and Chinese yuan. These decreases were partially offset by improvements in price and product mix of $7 million.

Operating income in the first quarter of 2020 was $6 million, decreasing $41 million, or 87.2%, from $47 million in the first quarter of 2019. The decrease in operating income was due to lower tire unit volume of $28 million, unfavorable price and product mix of $12 million, higher conversion costs of $3 million and lower earnings in other tire-related businesses of $3 million.  These decreases were partially offset by improvements in raw material costs of $8 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.

On April 9, 2020, we amended and restated our $2.0 billion first lien revolving credit facility. Changes to the facility include extending the maturity to April 9, 2025 and increasing the borrowing base for the facility by increasing the amount attributable to the value of our principal trademarks by $100 million and adding the value of eligible machinery and equipment. The interest rate for loans under the facility increased by 50 basis points to LIBOR plus 175 basis points, based on our current liquidity, and undrawn amounts under the facility will be subject to an annual commitment fee of 25 basis points.

At March 31, 2020, we had $971 million in cash and cash equivalents, compared to $908 million at December 31, 2019. For the three months ended March 31, 2020, net cash used by operating activities was $561 million, primarily driven by cash used for working capital of $482 million and rationalization payments of $73 million. Net cash used in investing activities was $257 million, primarily reflecting capital expenditures of $211 million. Net cash provided by financing activities was $939 million, primarily due to net borrowings of $978 million, partially offset by cash used for dividends of $37 million.

At March 31, 2020, we had $2,278 million of unused availability under our various credit agreements, compared to $3,554 million at December 31, 2019. The table below presents unused availability under our credit facilities at those dates:

(In millions)	March 31, 2020	December 31, 2019
First lien revolving credit facility	$1,062	$1,662
European revolving credit facility	812	899
Chinese credit facilities	230	290
Other domestic and international debt	5	338
Notes payable and overdrafts	169	365
	$2,278	$3,554

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

We expect our 2020 cash flow needs to include capital expenditures of up to $700 million. We also expect interest expense to be $350 million to $375 million; restructuring payments to be $175 million to $200 million; cash tax payments to be approximately $60 million, approximately $30 million of which were already paid during the first quarter of 2020; dividends on our common stock to be $37 million, which reflects the dividend already paid in the first quarter of 2020; and contributions to our funded non-U.S. pension plans to be $25 million to $50 million. We expect working capital to be a source of cash for the full year of 2020, but a use of cash during the second quarter of 2020.

We could use approximately $1.0 billion of cash in the second quarter of 2020. As a result, we expect our liquidity to decline over the course of the second quarter of 2020, before recovering in the second half of the year. For example, the borrowing base under our first lien revolving credit facility is dependent, in significant part, on our eligible accounts receivable and inventory, which have declined as a result of our lower sales and production levels due to the COVID-19 pandemic. A decline in our borrowing base would reduce our availability under the first lien revolving credit facility. Additionally, our European revolving credit facility contains a leverage ratio covenant applicable to Goodyear Europe B.V. (“GEBV”) and its subsidiaries. While we are currently in compliance with this covenant, if we were unable to satisfy this covenant in the future or obtain a waiver from our lenders, we would no longer be able to access our €800 million European revolving credit facility or our pan-European accounts receivable securitization facility. See “Credit Sources – Covenant Compliance” below for more information regarding this covenant.

We are actively monitoring our liquidity, including the covenant in our European revolving credit facility, and have taken a number of actions aimed at mitigating the negative consequences of the COVID-19 pandemic on our cash flows and liquidity, such as suspending production at most of our manufacturing facilities, reducing our payroll costs through a combination of furloughs, temporary salary reductions and salary deferrals, refinancing our first lien revolving credit facility to extend its maturity and increase its borrowing base, temporarily suspending the quarterly dividend on our common stock, reducing capital expenditures and discretionary spending, and using governmental relief efforts to defer payroll and other tax payments globally. We intend to operate the business in a way that allows us to address our cash flow needs with our existing cash and available credit if they cannot be funded by cash generated from operating or other financing activities.  We believe that our liquidity position is adequate to fund our operating and investing needs and debt maturities in 2020 and to provide us with the ability to respond to further changes in the business environment.

Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China and South Africa, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese and South African subsidiaries, which are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At March 31, 2020, approximately $621 million of net assets, including $158 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China and South Africa have not adversely impacted our ability to make transfers out of those countries.

Operating Activities

Net cash used by operating activities was $561 million in the first quarter of 2020, increasing $197 million compared to net cash used by operating activities of $364 million in the first quarter of 2019.

The increase in net cash used by operating activities was driven by a decrease in operating income from our SBUs of $237 million and higher cash payments for rationalizations of $55 million, primarily due to cash payments made during 2020 related to the voluntary buy-out plan at our Gadsden, Alabama manufacturing facility, partially offset by a decrease in cash used for working capital of $107 million.

The decrease in cash used for working capital reflects a decrease in cash used for Accounts Receivable of $219 million, partially offset by an increase in cash used for Inventory of $77 million and Accounts Payable – Trade of $35 million. These changes were driven by the impacts of the COVID-19 pandemic, which included lower sales volumes as well as mitigating actions taken by us, such as suspending production at our manufacturing facilities and reducing expenditures.

Investing Activities

Net cash used by investing activities was $257 million in the first quarter of 2020, compared to $244 million in the first quarter of 2019. Capital expenditures were $211 million in the first quarter of 2020, compared to $221 million in the first quarter of 2019. Beyond expenditures required to sustain our facilities, capital expenditures in 2020 and 2019 primarily related to investments in additional 17-inch and above capacity around the world.

Financing Activities

Net cash provided by financing activities was $939 million in the first quarter of 2020, compared to net cash provided by financing activities of $645 million in the first quarter of 2019. Financing activities in 2020 included net borrowings of $978 million, which were partially offset by dividends on our common stock of $37 million. Financing activities in 2019 included net borrowings of $713 million, which were partially offset by dividends on our common stock of $37 million.

Credit Sources

In aggregate, we had total credit arrangements of $8,618 million available at March 31, 2020, of which $2,278 million were unused, compared to $9,054 million available at December 31, 2019, of which $3,554 million were unused. At March 31, 2020, we had long term credit arrangements totaling $7,749 million, of which $2,109 million were unused, compared to $8,320 million and $3,189 million, respectively, at December 31, 2019. At March 31, 2020, we had short term committed and uncommitted credit arrangements totaling $869 million, of which $169 million were unused, compared to $734 million and $365 million, respectively, at December 31, 2019. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.

Outstanding Notes

At March 31, 2020, we had $3,305 million of outstanding notes compared to $3,311 million at December 31, 2019.

$2.0 Billion Amended and Restated First Lien Revolving Credit Facility due 2021

Our amended and restated first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Availability under the facility is subject to a borrowing base, which was based primarily on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks, and (iii) certain cash in an amount not to exceed $200 million. To the extent that our eligible accounts receivable and inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of March 31, 2020, our borrowing base, and therefore our availability, under the facility was $501 million below the facility's stated amount of $2.0 billion. During the quarter ended March 31, 2020, amounts drawn under this facility bore interest at LIBOR plus 125 basis points, and undrawn amounts under the facility were subject to an annual commitment fee of 30 basis points.

At March 31, 2020, we had $420 million of borrowings and $17 million of letters of credit issued under the revolving credit facility. At December 31, 2019, we had no borrowings and $37 million of letters of credit issued under the revolving credit facility.

On April 9, 2020, we amended and restated the first lien revolving credit facility. Changes to the facility include extending the maturity to April 9, 2025 and increasing the borrowing base for the facility by increasing the amount attributable to the value of our principal trademarks by $100 million and adding the value of eligible machinery and equipment. The interest rate for loans under the facility increased by 50 basis points to LIBOR plus 175 basis points, based on our current liquidity, and undrawn amounts under the facility will be subject to an annual commitment fee of 25 basis points.

At March 31, 2020, we had $331 million in letters of credit issued under bilateral letter of credit agreements.

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

At March 31, 2020 and December 31, 2019, the amounts outstanding under this facility were $400 million.

€800 Million Amended and Restated Senior Secured European Revolving Credit Facility due 2024

Our amended and restated European revolving credit facility consists of (i) a €180 million German tranche that is available only to Goodyear Dunlop Tires Germany GmbH (“GDTG”) and (ii) a €620 million all-borrower tranche that is available to GEBV, GDTG and Goodyear Dunlop Tires Operations S.A. Up to €175 million of swingline loans and €75 million in letters of credit are available for issuance under the all-borrower tranche. Amounts drawn under this facility will bear interest at LIBOR plus 150 basis points for loans denominated in U.S. dollars or pounds sterling and EURIBOR plus 150 basis points for loans denominated in euros, and undrawn amounts under the facility are subject to an annual commitment fee of 25 basis points. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to €200 million.

At March 31, 2020, there were no of borrowings outstanding under the German tranche, $66 million (€60 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility. At December 31, 2019, there were no borrowings and no letters of credit outstanding under the European revolving credit facility.

Each of our first lien revolving credit facility and our European revolving credit facility have customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in our business or financial condition since December 31, 2019 under the first lien facility and December 31, 2018 under the European facility.

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

At March 31, 2020, the amounts available and utilized under this program totaled $166 million (€151 million). At December 31, 2019, the amounts available and utilized under this program totaled $327 million (€291 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At March 31, 2020, the gross amount of receivables sold was $460 million, compared to $548 million at December 31, 2019.

Supplier Financing

We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institution acts as our paying agent with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under the programs. Agreements for such financing programs totaled up to $500 million at March 31, 2020 and December 31, 2019.

Further Information

After 2021, it is unclear whether banks will continue to provide LIBOR submissions to the administrator of LIBOR, and no consensus currently exists as to what benchmark rate or rates may become accepted alternatives to LIBOR. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee that has been convened by the Federal Reserve Board and the Federal Reserve Bank of New York. Additionally, the

International Swaps and Derivatives Association, Inc. launched a consultation on technical issues related to new benchmark fallbacks for derivative contracts that reference certain interbank offered rates, including LIBOR. We cannot currently predict the effect of the discontinuation of, or other changes to, LIBOR or any establishment of alternative reference rates in the United States, the European Union or elsewhere on the global capital markets. The uncertainty regarding the future of LIBOR, as well as the transition from LIBOR to any alternative reference rate or rates, could have adverse impacts on floating rate obligations, loans, deposits, derivatives and other financial instruments that currently use LIBOR as a benchmark rate. We have identified and evaluated our financing obligations and other contracts that refer to LIBOR and expect to be able to transition those obligations and contracts to an alternative reference rate in the event of the discontinuation of LIBOR. Our amended and restated first lien revolving credit facility, our second lien term loan facility and our European revolving credit facility, which constitute the most significant of our LIBOR-based debt obligations that mature after 2021, contain “fallback” provisions that address the potential discontinuation of LIBOR and facilitate the adoption of an alternate rate of interest. We have not issued any long term floating rate notes. Our amended and restated first lien revolving credit facility and second lien term loan facility also contain express provisions for the use, at our option, of an alternative base rate (the higher of (a) the prime rate, (b) the federal funds effective rate or the overnight bank funding rate plus 50 basis points or (c) LIBOR plus 100 basis points). We do not believe that the discontinuation of LIBOR, or its replacement with an alternative reference rate or rates, will have a material impact on our results of operations, financial position or liquidity.

For a further description of the terms of our outstanding notes, first lien revolving credit facility, second lien term loan facility,

European revolving credit facility and pan-European accounts receivable securitization facility, refer to Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments, in our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Form 10‑K") and Note to the Consolidated Financial Statements No. 10, Financing Arrangements and Derivative Financial Instruments, in this Form 10-Q.

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

We have additional financial covenants in our first and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•

We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $200 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for the most recent period of four consecutive fiscal quarters. As of March 31, 2020, our availability under this facility of $1,062 million, plus our Available Cash of $139 million, totaled $1,201 million, which is in excess of $200 million.

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

In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first and second lien credit facilities that are described above and a financial covenant applicable only to GEBV and its subsidiaries. This financial covenant provides that we are not permitted to allow GEBV’s ratio of Consolidated Net GEBV Indebtedness to Consolidated GEBV EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net GEBV Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GEBV and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries, and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net GEBV Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At March 31, 2020, we were in compliance with this financial covenant.

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

At March 31, 2020, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.

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

In the first three months of 2020, we paid cash dividends of $37 million on our common stock. This amount excludes dividends earned on stock-based compensation plans of approximately $1 million for the first three months of 2020. On April 16, 2020, we announced that we have temporarily suspended the quarterly dividend on our common stock.

The restrictions imposed by our credit facilities and indentures did not affect our ability to pay the dividends on our common stock described above, and are not expected to affect our ability to pay similar dividends in the future when we reinstate our dividend.

Asset Dispositions

The restrictions on asset sales imposed by our material indebtedness have not affected our ability to divest non-core businesses, and those divestitures have not affected our ability to comply with those restrictions.

Supplemental Guarantor Financial Information

Certain of our subsidiaries, which are listed on Exhibit 22 to this Quarterly Report on Form 10-Q and are generally holding companies or smaller operating companies, have guaranteed our obligations under the $282 million outstanding principal amount of 8.75% notes due 2020, the $1.0 billion outstanding principal amount of 5.125% senior notes due 2023, the $900 million outstanding principal amount of 5% senior notes due 2026 and the $700 million outstanding principal amount of 4.875% senior notes due 2027 (collectively, the “Notes”).

The Notes have been issued by The Goodyear Tire & Rubber Company (the “Parent Company”) and are its senior unsecured obligations. The Notes rank equally in right of payment with all of our existing and future senior unsecured obligations and senior to any of our future subordinated indebtedness. The Notes are effectively subordinated to our existing and future secured indebtedness to the extent of the assets securing that indebtedness. The Notes are fully and unconditionally guaranteed on a joint and several basis by each of our wholly-owned U.S. and Canadian subsidiaries that also guarantee our obligations under certain of our senior secured credit facilities (such guarantees, the “Guarantees”; and, such guaranteeing subsidiaries, the “Subsidiary Guarantors”). The Guarantees are senior unsecured obligations of the Subsidiary Guarantors and rank equally in right of payment with all existing and future senior unsecured obligations of our Subsidiary Guarantors. The Guarantees are effectively subordinated to existing and future secured indebtedness of the Subsidiary Guarantors to the extent of the assets securing that indebtedness.

The Notes are structurally subordinated to all of the existing and future debt and other liabilities, including trade payables, of our subsidiaries that do not guarantee the Notes (the “Non-Guarantor Subsidiaries”). The Non-Guarantor Subsidiaries will have no obligation, contingent or otherwise, to pay amounts due under the Notes or to make funds available to pay those amounts. Certain Non-Guarantor Subsidiaries are limited in their ability to remit funds to us by means of dividends, advances or loans due to required foreign government and/or currency exchange board approvals or limitations in credit agreements or other debt instruments of those subsidiaries.

The Subsidiary Guarantors, as primary obligors and not merely as sureties, jointly and severally irrevocably and unconditionally guarantee on a senior unsecured basis the performance and full and punctual payment when due of all obligations of the Parent Company under the Notes and the related indentures, whether for payment of principal of or interest on the Notes, expenses, indemnification or otherwise. The Guarantees of the Subsidiary Guarantors are subject to release in limited circumstances only upon the occurrence of certain customary conditions.

Although the Guarantees provide the holders of Notes with a direct unsecured claim against the assets of the Subsidiary Guarantors, under U.S. federal bankruptcy law and comparable provisions of U.S. state fraudulent transfer laws, in certain circumstances a court could cancel a Guarantee and order the return of any payments made thereunder to the Subsidiary Guarantor or to a fund for the benefit of its creditors.

A court might take these actions if it found, among other things, that when the Subsidiary Guarantors incurred the debt evidenced by their Guarantee (i) they received less than reasonably equivalent value or fair consideration for the incurrence of the debt and (ii) any one of the following conditions was satisfied:

•	the Subsidiary Guarantor was insolvent or rendered insolvent by reason of the incurrence;
•	the Subsidiary Guarantor was engaged in a business or transaction for which its remaining assets constituted unreasonably small capital; or
•	the Subsidiary Guarantor intended to incur, or believed (or reasonably should have believed) that it would incur, debts beyond its ability to pay as those debts matured.

In applying the above factors, a court would likely find that a Subsidiary Guarantor did not receive fair consideration or reasonably equivalent value for its Guarantee, except to the extent that it benefited directly or indirectly from the issuance of the Notes. The determination of whether a guarantor was or was not rendered “insolvent” when it entered into its guarantee will vary depending on the law of the jurisdiction being applied. Generally, an entity would be considered insolvent if the sum of its debts (including contingent or unliquidated debts) is greater than all of its assets at a fair valuation or if the present fair salable value of its assets is less than the amount that will be required to pay its probable liability on its existing debts, including contingent or unliquidated debts, as they mature.

Under Canadian federal bankruptcy and insolvency laws and comparable provincial laws on preferences, fraudulent conveyances or other challengeable or voidable transactions, the Guarantees could be challenged as a preference, fraudulent conveyance, transfer at undervalue or other challengeable or voidable transaction. The test to be applied varies among the different pieces of legislation, but as a general matter these types of challenges may arise in circumstances where:

•	such action was intended to defeat, hinder, delay, defraud or prejudice creditors or others;
•

such action was taken within a specified period of time prior to the commencement of proceedings under Canadian bankruptcy, insolvency or restructuring legislation in respect of a Subsidiary Guarantor, the consideration received by the Subsidiary Guarantor was conspicuously less than the fair market value of the consideration given, and the Subsidiary Guarantor was insolvent or rendered insolvent by such action and (in some circumstances, or) such action was intended to defraud, defeat or delay a creditor;

•

such action was taken within a specified period of time prior to the commencement of proceedings under Canadian bankruptcy, insolvency or restructuring legislation in respect of a Subsidiary Guarantor and such action was taken, or is deemed to have been taken, with a view to giving a creditor a preference over other creditors or, in some circumstances, had the effect of giving a creditor a preference over other creditors; or

•

a Subsidiary Guarantor is found to have acted in a manner that was oppressive, unfairly prejudicial to or unfairly disregarded the interests of any shareholder, creditor, director, officer or other interested party.

In addition, in certain insolvency proceedings a Canadian court may subordinate claims in respect of the Guarantees to other claims against a Subsidiary Guarantor under the principle of equitable subordination if the court determines that (1) the holder of Notes engaged in some type of inequitable or improper conduct, (2) the inequitable or improper conduct resulted in injury to other creditors or conferred an unfair advantage upon the holder of Notes and (3) equitable subordination is not inconsistent with the provisions of the relevant solvency statute.

If a court canceled a Guarantee, the holders of Notes would no longer have a claim against that Subsidiary Guarantor or its assets.

Each Guarantee is limited, by its terms, to an amount not to exceed the maximum amount that can be guaranteed by the applicable Subsidiary Guarantor without rendering the Guarantee, as it relates to that Subsidiary Guarantor, voidable under applicable law relating to fraudulent conveyance or fraudulent transfer or similar laws affecting the rights of creditors generally.

Each Subsidiary Guarantor is a consolidated subsidiary of the Parent Company at the date of each balance sheet presented. The following tables present summarized financial information for the Parent Company and the Subsidiary Guarantors on a combined basis after elimination of (i) intercompany transactions and balances among the Parent Company and the Subsidiary Guarantors and (ii) equity in earnings from and investments in any Non-Guarantor Subsidiary.

	Summarized Balance Sheets
(In millions)	March 31, 2020	December 31, 2019
Total Current Assets(1)	$4,760	$4,669
Total Non-Current Assets	5,620	5,876

Total Current Liabilities	$2,208	$2,371
Total Non-Current Liabilities	7,182	6,796

(1)	Includes receivables due from Non-Guarantor Subsidiaries of $2,201 million and $2,124 million as of March 31, 2020 and December 31, 2019, respectively.
	Summarized Statements of Operations
(In millions)	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Net Sales	$1,553	$7,390
Cost of Goods Sold	1,318	5,894
Selling, Administrative and General Expense	289	1,136
Rationalizations	5	86
Interest Expense	58	230
Other (Income) Expense	28	24
Income (Loss) before Income Taxes(2)	$(145)	$20

Net Income (Loss)	$(410)	$303
Goodyear Net Income (Loss)	$(410)	$303
(2)

Includes income from intercompany transactions with Non-Guarantor Subsidiaries of $119 million for the three months ended March 31, 2020, primarily from royalties, interest and dividends, and $515 million for the year ended December 31, 2019, primarily from royalties, intercompany product sales, commissions and dividends.

FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT

Certain information in this Form 10-Q (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:

•	our future results of operations, financial condition and liquidity are expected to be adversely impacted by the COVID-19 pandemic, and that impact may be material;
•	if we do not successfully implement our strategic initiatives, our operating results, financial condition and liquidity may be materially adversely affected;
•	we face significant global competition and our market share could decline;
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

Interest Rate Risk

We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At March 31, 2020, 41% of our debt was at variable interest rates averaging 3.41%.

The following table presents information about long term fixed rate debt, excluding finance leases, at March 31, 2020:

(In millions)
Carrying amount — liability	$3,436
Fair value — liability	3,111
Pro forma fair value — liability	3,243

The pro forma information assumes a 100 basis point decrease in market interest rates at March 31, 2020, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.

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

The following table presents net foreign currency contract information at March 31, 2020:

(In millions)
Fair value — asset (liability)	$46
Pro forma decrease in fair value	(224)
Contract maturities	4/20-2/22

The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at March 31, 2020, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

Fair values are recognized on the Consolidated Balance Sheet at March 31, 2020 as follows:

(In millions)
Current asset (liability):
Accounts receivable	$50
Other current liabilities	(8)

Long term asset (liability):
Other assets	$4
Other long term liabilities	—

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

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2020 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Asbestos Litigation

As reported in our Form 10-K for the year ended December 31, 2019, we were one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 39,600 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the first three months of 2020, approximately 300 new claims were filed against us and approximately 700 were settled or dismissed. The amounts expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the first quarter of 2020 was $2 million. At March 31, 2020, there were approximately 39,200 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. Refer to Note to the Consolidated Financial Statements No. 14, Commitments and Contingent Liabilities, for additional information on asbestos litigation.

Reference is made to Item 3 of Part I of our 2019 Form 10-K for additional discussion of legal proceedings.

ITEM 1A. RISK FACTORS

Our results of operations have been adversely impacted by the COVID-19 pandemic.  Our future results of operations, financial condition and liquidity are expected to be adversely impacted by the COVID-19 pandemic, and that impact may be material.

The COVID-19 pandemic has resulted in significant volatility in the global economy and led to a dramatic reduction in economic activity worldwide.  International, federal, state and local public health and governmental authorities have taken extraordinary actions to contain and combat the outbreak and spread of COVID-19 throughout most regions of the world, including travel bans, quarantines, “stay-at-home” orders and similar mandates that have caused many individuals to substantially restrict their daily activities and many businesses to curtail or cease normal operations.

The tire industry has been particularly negatively impacted by this evolving situation, characterized by a sudden and sharp decline in replacement tire demand and original equipment manufacturers suspending or severely limiting automobile production globally.  Our results have been, and are likely to continue to be, adversely impacted by this economic disruption, including lower tire unit volumes, sales, income and cash flow.  In addition, our ability to continue implementing important strategic initiatives and capital expenditures may be reduced as we devote time and other resources to responding to the impacts of the COVID-19 pandemic.

In March 2020, we announced the suspension of production at our manufacturing facilities in Europe and the Americas due to the COVID-19 pandemic.  Throughout the first quarter of 2020, production was also suspended or significantly limited in several other locations globally, most notably at our Pulandian, China manufacturing facility.  Our Pulandian facility resumed production in February 2020 and we currently plan a phased restart of production in Europe and the Americas during the second quarter.  Our decisions to resume production will be based on an evaluation of market demand signals, inventory and supply levels, as well as our ability to safeguard the health of our associates.  While we intend to resume production as described above, we may experience unexpected delays or obstacles, such as disruptions in our supply chain or government mandates, that may hamper our ability to resume operations.  Further, we may not be able to operate at optimal levels of efficiency given new work rules and procedures that will need to be implemented to protect our associates.  The continued suspension of production at our manufacturing facilities, or difficulties or inefficiencies in resuming production, is likely to adversely impact our future results of operations, financial condition and liquidity, and that impact may be material.

Our primary sources of liquidity are cash generated from our operating and financing activities.  Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.  If the COVID-19 pandemic continues for an extended period of time or worsens, our liquidity position may deteriorate.  While we are actively monitoring our liquidity and have taken a number of actions aimed at mitigating the negative consequences of the COVID-19 pandemic on our cash flows and liquidity, our cash flow from operating activities may continue to decline if global economic activity remains low and we may be unable to have sufficient access to credit or other capital.  For example, the borrowing base under our first lien revolving credit facility is dependent, in significant part, on our eligible accounts receivable and inventory, which have declined as a result of our lower sales and production levels due to the COVID-19 pandemic.  Additionally, our European revolving credit facility contains a leverage ratio covenant applicable to Goodyear Europe B.V. and its subsidiaries.  While we are currently in compliance with this covenant, if we were unable to satisfy this covenant in the future or obtain a waiver from our lenders, we would no longer be able to access our €800 million European revolving credit facility or our pan-European accounts receivable securitization facility.

The full impact of the COVID-19 pandemic on our results of operations, financial condition and liquidity will depend on future developments, such as the ultimate duration and scope of the pandemic, its impact on our customers and suppliers, how quickly normal economic conditions, operations and the demand for our products can resume, and whether the pandemic leads to recessionary conditions in any of our key markets.  Government-sponsored liquidity or stimulus programs in response to the

COVID-19 pandemic may not be available to us or our customers or suppliers, and if available, may be insufficient to address the full impact of the COVID-19 pandemic.  Accordingly, the ultimate impact on our results of operations, financial condition and liquidity cannot be determined at this time.

The COVID-19 pandemic has exacerbated several of the risks disclosed in "Item 1A. Risk Factors" in our 2019 Form 10-K, including, but not limited to, the following (which are identified by their caption):

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

Refer to "Item 1A. Risk Factors" in our 2019 Form 10-K for a discussion of our risk factors.

ITEM 6. EXHIBITS.

Refer to the Index of Exhibits, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

THE GOODYEAR TIRE & RUBBER COMPANY

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2020

INDEX OF EXHIBITS

Exhibit Table Item No.	Description of Exhibit	Exhibit Number
10	Material Contracts

(a)	Amended and Restated First Lien Credit Agreement, dated as of April 9, 2020, among the Company, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.	10.1

(b)	First Lien Guarantee and Collateral Agreement, dated as of April 8, 2005, as amended and restated as of April 9, 2020, among the Company, the subsidiaries of the Company identified therein, and JPMorgan Chase Bank, N.A., as Collateral Agent.	10.2

(c)	Form of Non-Qualified Stock Option Retention Grant Agreement (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 28, 2020, File No. 1-1927).

(d)	Form of Performance Share Continuous Vesting Grant Agreement (incorporated by reference, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 28, 2020, File No. 1-1927).

(e)

Form of Executive Performance Unit Continuous Vesting Grant Agreement (incorporated by reference, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed February 28, 2020, File No. 1-1927).

(f)

Form of Restricted Stock Unit Continuous Vesting Grant Agreement (incorporated by reference, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed February 28, 2020, File No. 1-1927).

22	List of Subsidiary Guarantors

31	Rule 13a-14(a) Certifications

(a)	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.2

32	Section 1350 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.	32.1

101	Interactive Data Files

	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	101.INS

	Inline XBRL Taxonomy Extension Schema Document.	101.SCH

	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	101.CAL

	Inline XBRL Taxonomy Extension Definition Linkbase Document.	101.DEF

	Inline XBRL Taxonomy Extension Label Linkbase Document.	101.LAB

	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	101.PRE

104	Cover Page Interactive Data File

The cover page from the Company's Quarterly Report on Form10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	April 30, 2020	By	/s/ EVAN M. SCOCOS
Evan M. Scocos, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the Principal Accounting Officer of the Registrant.)