Form 10-Q
period 2020-06-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2020-07-31
CIK 42582

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at June 30, 2020:	233,010,562

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
EX-101.CAL CALCULATION LINKBASE DOCUMENT
EX-101.DEF DEFINITION LINKBASE DOCUMENT
EX-101.LAB LABELS LINKBASE DOCUMENT
EX-101.PRE PRESENTATION LINKBASE DOCUMENT
EX-104

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2020	2019	2020	2019
Net Sales (Note 2)	$2,144	$3,632	$5,200	$7,230
Cost of Goods Sold	2,216	2,855	4,768	5,734
Selling, Administrative and General Expense	451	586	1,032	1,133
Goodwill and Other Asset Impairments (Notes 8 and 9)	148	—	330	—
Rationalizations (Note 3)	99	4	108	107
Interest Expense	85	88	158	173
Other (Income) Expense (Note 4)	34	17	61	39
Income (Loss) before Income Taxes	(889)	82	(1,257)	44
United States and Foreign Tax Expense (Benefit) (Note 5)	(186)	26	63	32
Net Income (Loss)	(703)	56	(1,320)	12
Less: Minority Shareholders’ Net Income (Loss)	(7)	2	(5)	19
Goodyear Net Income (Loss)	$(696)	$54	$(1,315)	$(7)
Goodyear Net Income (Loss) — Per Share of Common Stock
Basic	$(2.97)	$0.23	$(5.62)	$(0.03)
Weighted Average Shares Outstanding (Note 6)	234	233	234	232
Diluted	$(2.97)	$0.23	$(5.62)	$(0.03)
Weighted Average Shares Outstanding (Note 6)	234	234	234	232

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Net Income (Loss)	$(703)	$56	$(1,320)	$12
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of $4 and ($4) in 2020 ($2 and $4 in 2019)	(7)	(16)	(232)	14
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $8 and $17 in 2020 ($8 and $16 in 2019)	28	26	55	52
(Increase)/decrease in net actuarial losses, net of tax of ($2) and ($2) in 2020 ($3 and $4 in 2019)	(8)	9	(9)	13
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures, net of tax of $0 and ($1) in 2020 ($0 and $0 in 2019)	1	—	—	—
Prior service cost from plan amendments, net of tax of $0 and $0 in 2020 ($0 and $0 in 2019)	—	(1)	—	(1)
Deferred derivative gains (losses), net of tax of ($4) and $1 in 2020 ($0 and $0 in 2019)	1	(1)	19	4
Reclassification adjustment for amounts recognized in income, net of tax of $0 and $0 in 2020 (($1) and ($1) in 2019)	(4)	(2)	(8)	(5)
Other Comprehensive Income (Loss)	11	15	(175)	77
Comprehensive Income (Loss)	(692)	71	(1,495)	89
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	(7)	5	(14)	22
Goodyear Comprehensive Income (Loss)	$(685)	$66	$(1,481)	$67

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In millions, except share data)	2020	2019
Assets:
Current Assets:
Cash and Cash Equivalents	$1,006	$908
Accounts Receivable, less Allowance — $143 ($111 in 2019)	1,727	1,941
Inventories:
Raw Materials	594	530
Work in Process	128	143
Finished Products	1,752	2,178
	2,474	2,851
Prepaid Expenses and Other Current Assets	206	234
Total Current Assets	5,413	5,934
Goodwill (Note 8)	383	565
Intangible Assets (Note 8)	135	137
Deferred Income Taxes (Note 5)	1,434	1,527
Other Assets (Note 9)	794	959
Operating Lease Right-of-Use Assets	869	855
Property, Plant and Equipment, less Accumulated Depreciation — $10,293 ($10,488 in 2019)	6,799	7,208
Total Assets	$15,827	$17,185

Liabilities:
Current Liabilities:
Accounts Payable — Trade	$1,858	$2,908
Compensation and Benefits (Notes 12 and 13)	485	536
Other Current Liabilities	798	734
Notes Payable and Overdrafts (Note 10)	712	348
Operating Lease Liabilities due Within One Year	192	199
Long Term Debt and Finance Leases due Within One Year (Note 10)	581	562
Total Current Liabilities	4,626	5,287
Operating Lease Liabilities	698	668
Long Term Debt and Finance Leases (Note 10)	5,688	4,753
Compensation and Benefits (Notes 12 and 13)	1,273	1,334
Deferred Income Taxes (Note 5)	80	90
Other Long Term Liabilities	449	508
Total Liabilities	12,814	12,640
Commitments and Contingent Liabilities (Note 14)
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 233 million in 2020 and 2019	233	233
Capital Surplus	2,154	2,141
Retained Earnings	4,748	6,113
Accumulated Other Comprehensive Loss	(4,302)	(4,136)
Goodyear Shareholders’ Equity	2,833	4,351
Minority Shareholders’ Equity — Nonredeemable	180	194
Total Shareholders’ Equity	3,013	4,545
Total Liabilities and Shareholders’ Equity	$15,827	$17,185

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(Dollars in millions, except per share amounts)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2019
(after deducting 45,813,109 common treasury shares)	232,650,318	$233	$2,141	$6,113	$(4,136)	$4,351	$194	$4,545
Comprehensive income (loss):
Net income (loss)				(619)		(619)	2	(617)
Foreign currency translation (net of tax of ($8))					(216)	(216)	(9)	(225)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $9)					27	27		27
Increase in net actuarial losses (net of tax of $0)					(1)	(1)		(1)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of ($1))					(1)	(1)		(1)
Deferred derivative gains (net of tax of $5)					18	18		18
Reclassification adjustment for amounts recognized in income (net of tax of $0)					(4)	(4)		(4)
Other comprehensive income (loss)						(177)	(9)	(186)
Total comprehensive income (loss)						(796)	(7)	(803)
Adoption of new accounting standards update (Note 1)				(12)		(12)		(12)
Stock-based compensation plans			7			7		7
Dividends declared				(38)		(38)		(38)
Common stock issued from treasury	347,232		(2)			(2)		(2)
Balance at March 31, 2020
(after deducting 45,465,877 common treasury shares)	232,997,550	$233	$2,146	$5,444	$(4,313)	$3,510	$187	$3,697
Comprehensive income (loss):
Net income (loss)				(696)		(696)	(7)	(703)
Foreign currency translation (net of tax of $4)					(7)	(7)		(7)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $8)					28	28		28
Increase in net actuarial losses (net of tax of ($2))					(8)	(8)		(8)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $0)					1	1		1
Deferred derivative gains (net of tax of ($4))					1	1		1
Reclassification adjustment for amounts recognized in income (net of tax of $0)					(4)	(4)		(4)
Other comprehensive income (loss)						11		11
Total comprehensive income (loss)						(685)	(7)	(692)
Stock-based compensation plans			8			8		8
Common stock issued from treasury	13,012
Balance at June 30, 2020
(after deducting 45,452,865 common treasury shares)	233,010,562	$233	$2,154	$4,748	$(4,302)	$2,833	$180	$3,013

We declared and paid cash dividends of $0.16 per Common Share for the six months ended June 30, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(Dollars in millions, except per share amounts)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2018
(after deducting 46,292,384 common treasury shares)	232,171,043	$232	$2,111	$6,597	$(4,076)	$4,864	$206	$5,070
Comprehensive income:
Net income (loss)				(61)		(61)	17	(44)
Foreign currency translation (net of tax of $2)					30	30		30
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $8)					26	26		26
Decrease in net actuarial losses (net of tax of $1)					4	4		4
Deferred derivative gains (net of tax of $0)					5	5		5
Reclassification adjustment for amounts recognized in income (net of tax of $0)					(3)	(3)		(3)
Other comprehensive income						62		62
Total comprehensive income						1	17	18
Adoption of new accounting standards update				(23)		(23)		(23)
Stock-based compensation plans			4			4		4
Dividends declared				(37)		(37)		(37)
Common stock issued from treasury	299,670		(1)			(1)		(1)
Balance at March 31, 2019
(after deducting 45,992,714 common treasury shares)	232,470,713	$232	$2,114	$6,476	$(4,014)	$4,808	$223	$5,031
Comprehensive income (loss):
Net income (loss)				54		54	2	56
Foreign currency translation (net of tax of $2)					(19)	(19)	3	(16)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $8)					26	26		26
Decrease in net actuarial losses (net of tax of $3)					9	9		9
Prior service (cost) credit from plan amendments (net of tax of $0)					(1)	(1)		(1)
Deferred derivative gains (losses) (net of tax of $0)					(1)	(1)		(1)
Reclassification adjustment for amounts recognized in income (net of tax of ($1))					(2)	(2)		(2)
Other comprehensive income						12	3	15
Total comprehensive income						66	5	71
Stock-based compensation plans			9			9		9
Dividends declared				(38)		(38)	(4)	(42)
Common stock issued from treasury	50,457	1				1		1
Purchase of minority shares			1			1	(22)	(21)
Balance at June 30, 2019
(after deducting 45,942,257 common treasury shares)	232,521,170	$233	$2,124	$6,492	$(4,002)	$4,847	$202	$5,049

We declared and paid cash dividends of $0.16 and $0.32 per Common Share for the three and six months ended June 30, 2019, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In millions)	2020	2019
Cash Flows from Operating Activities:
Net Income (Loss)	$(1,320)	$12
Adjustments to Reconcile Net Income (Loss) to Cash Flows from Operating Activities:
Depreciation and Amortization	472	389
Amortization and Write-Off of Debt Issuance Costs	6	9
Goodwill and Other Asset Impairments (Notes 8 and 9)	330	—
Provision for Deferred Income Taxes (Note 5)	58	(31)
Net Pension Curtailments and Settlements	3	—
Net Rationalization Charges (Note 3)	108	107
Rationalization Payments	(101)	(33)
Net (Gains) Losses on Asset Sales (Note 4)	2	(6)
Operating Lease Expense	142	148
Operating Lease Payments	(130)	(134)
Pension Contributions and Direct Payments	(33)	(32)
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	36	(445)
Inventories	304	(233)
Accounts Payable — Trade	(860)	(55)
Compensation and Benefits	(11)	61
Other Current Liabilities	29	(37)
Other Assets and Liabilities	145	(11)
Total Cash Flows from Operating Activities	(820)	(291)
Cash Flows from Investing Activities:
Capital Expenditures	(363)	(401)
Asset Dispositions (Note 4)	—	2
Short Term Securities Acquired	(30)	(67)
Short Term Securities Redeemed	46	67
Notes Receivable	(35)	(7)
Other Transactions	(8)	(13)
Total Cash Flows from Investing Activities	(390)	(419)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	928	983
Short Term Debt and Overdrafts Paid	(521)	(908)
Long Term Debt Incurred	4,886	3,479
Long Term Debt Paid	(3,879)	(2,628)
Common Stock Issued	—	1
Common Stock Dividends Paid (Note 15)	(37)	(74)
Transactions with Minority Interests in Subsidiaries	—	(25)
Debt Related Costs and Other Transactions	(53)	(17)
Total Cash Flows from Financing Activities	1,324	811
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(50)	6
Net Change in Cash, Cash Equivalents and Restricted Cash	64	107
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	974	873
Cash, Cash Equivalents and Restricted Cash at End of the Period	$1,038	$980

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

Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2020.

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

The following table presents the balance of allowances for credit losses, which represents our allowance for doubtful accounts associated with accounts receivable, and the changes during the three months ended March 31, 2020 and June 30, 2020:

(In millions)	Americas	Europe, Middle East & Africa	Asia Pacific	Total
Balance at January 1, 2020	$38	$78	$10	$126
Current period provision	—	14	—	14
Write-offs charged against the allowance	(1)	(1)	—	(2)
Translation	(3)	(4)	—	(7)
Balance at March 31, 2020	$34	$87	$10	$131
Current period provision	8	2	1	11
Write-offs charged against the allowance	(1)	(1)	—	(2)
Translation	—	3	—	3
Balance at June 30, 2020	$41	$91	$11	$143

Effective January 1, 2020, we adopted an accounting standards update with new guidance requiring a customer in a cloud computing arrangement that is a service contract to follow existing internal-use software guidance to determine which implementation costs to capitalize as an asset. The adoption of this standards update did not impact our consolidated financial statements.

Effective April 1, 2020, we early adopted, as permitted, an accounting standards update with new guidance that changes the accounting for certain income tax transactions. The adoption of this standards update did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards

In January 2020, the Financial Accounting Standards Board issued an accounting standards update which eliminates differences in practice among fair value accounting for investments in equity securities, equity method investments and certain derivative instruments. The new standard is expected to increase comparability of the accounting for these items. The standards update is effective prospectively for fiscal years and interim periods beginning after December 15, 2020, with early adoption permitted. We do not expect the adoption of this standards update to have a material impact on our consolidated financial statements.

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

Restricted Cash

The following table provides a reconciliation of Cash, Cash Equivalents and Restricted Cash as reported within the Consolidated Statements of Cash Flows:

	June 30,
(In millions)	2020	2019
Cash and Cash Equivalents	$1,006	$917
Restricted Cash	32	63
Total Cash, Cash Equivalents and Restricted Cash	$1,038	$980

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

NOTE 2. NET SALES

The following tables show disaggregated net sales from contracts with customers by major source:

	Three Months Ended June 30, 2020
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$835	$595	$304	$1,734
Other tire and related sales	118	63	14	195
Retail services and service related sales	128	17	16	161
Chemical sales	49	—	—	49
Other	4	1	—	5
Net Sales by reportable segment	$1,134	$676	$334	$2,144

	Three Months Ended June 30, 2019
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$1,547	$1,035	$472	$3,054
Other tire and related sales	168	99	30	297
Retail services and service related sales	138	7	17	162
Chemical sales	114	—	—	114
Other	4	—	1	5
Net Sales by reportable segment	$1,971	$1,141	$520	$3,632

	Six Months Ended June 30, 2020
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$2,141	$1,499	$647	$4,287
Other tire and related sales	260	135	46	441
Retail services and service related sales	261	35	28	324
Chemical sales	140	—	—	140
Other	5	2	1	8
Net Sales by reportable segment	$2,807	$1,671	$722	$5,200

	Six Months Ended June 30, 2019
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$3,034	$2,155	$925	$6,114
Other tire and related sales	311	190	62	563
Retail services and service related sales	270	15	32	317
Chemical sales	223	—	—	223
Other	9	2	2	13
Net Sales by reportable segment	$3,847	$2,362	$1,021	$7,230

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

When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue included in Other Current Liabilities in the Consolidated Balance Sheets totaled $26 million and $23 million at June 30, 2020 and December 31, 2019, respectively. Deferred revenue included in Other Long Term Liabilities in the Consolidated Balance Sheets totaled $26 million and $31 million at June 30, 2020 and December 31, 2019, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.

The following table presents the balance of deferred revenue related to contracts with customers, and changes during the six months ended June 30, 2020:

(In millions)
Balance at December 31, 2019	$54
Revenue deferred during period	53
Revenue recognized during period	(55)
Impact of foreign currency translation	—
Balance at June 30, 2020	$52

NOTE 3. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS

In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce high-cost and excess manufacturing capacity and associate headcount.

The following table shows the roll-forward of our liability between periods:

	Associate-
(In millions)	Related Costs	Other Costs	Total
Balance at December 31, 2019	$220	$—	$220
2020 Charges(1)	99	8	107
Incurred, net of foreign currency translation of ($1) million and $0 million, respectively	(94)	(8)	(102)
Balance at June 30, 2020	$225	$—	$225
(1)	Charges of $107 million in 2020 exclude net charges of $1 million for benefit plan curtailments and settlements recorded in Rationalizations in the Statement of Operations.

On April 17, 2020, we reached a tentative bargaining agreement and subsequently approved a plan to permanently close our Gadsden, Alabama manufacturing facility (“Gadsden”) as part of our strategy to strengthen the competitiveness of our manufacturing footprint by curtailing production of tires for declining, less profitable segments of the tire market. The plan, which was approved by the membership of the local union on May 1, 2020, will result in approximately 470 job reductions. We have $51 million accrued related to this plan at June 30, 2020, which is expected to be substantially paid through 2021.

During the first quarter of 2019, we approved a plan to modernize two of our tire manufacturing facilities in Germany. We have $96 million accrued related to this plan at June 30, 2020, which is expected to be substantially paid through 2022.

The remainder of the accrual balance at June 30, 2020 is expected to be substantially utilized in the next 12 months and includes $27 million related to the closed Amiens, France manufacturing facility, $16 million related to plans to reduce manufacturing headcount and improve operating efficiency in Europe, Middle East and Africa ("EMEA"), $13 million related to global plans to reduce Selling, Administrative and General Expense (“SAG”) headcount, $9 million related to a plan primarily to offer voluntary buy-outs to certain associates at Gadsden and $4 million related to a plan to reduce manufacturing headcount and improve operating efficiency in Americas.

The following table shows net rationalization charges included in Income (Loss) before Income Taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Current Year Plans
Associate Severance and Other Related Costs	$64	$—	$66	$98
Benefit Plan Termination Benefits	5	—	5	1
Other Exit Costs	2	3	2	4
Current Year Plans - Net Charges	$71	$3	$73	$103

Prior Year Plans
Associate Severance and Other Related Costs	$27	$—	$33	$—
Benefit Plan Termination Benefits	—	(1)	(4)	(1)
Other Exit Costs	1	2	6	5
Prior Year Plans - Net Charges	28	1	35	4
Total Net Charges	$99	$4	$108	$107
Asset Write-off and Accelerated Depreciation Charges(1)	$86	$1	$90	$1
(1)	Asset write-off and accelerated depreciation charges for the three and six months ended June 30, 2020 are primarily related to the permanent closure of Gadsden.

Substantially all of the new charges for the three and six months ended June 30, 2020 and 2019 related to future cash outflows. Current year plan charges for the three and six months ended June 30, 2020 primarily related to the permanent closure of Gadsden, including a $5 million termination charge for one of our defined benefit pension plans.  Net current year plan charges for the three and six months ended June 30, 2019 included $1 million and $94 million, respectively, related to a plan to modernize two of our tire manufacturing facilities in Germany and $2 million and $9 million, respectively, related to a plan to reduce manufacturing headcount and improve operating efficiency in Americas.

Net prior year plan charges for the three and six months ended June 30, 2020 included $25 million related to additional termination benefits for associates at the closed Amiens, France manufacturing facility. Refer to Note to the Consolidated Financial Statements No. 14, Commitments and Contingent Liabilities.  In addition, net prior year plan charges for the six months ended June 30, 2020 included $6 million related to a plan to modernize two of our tire manufacturing facilities in Germany and $4 million related to a plan primarily to offer voluntary buy-outs to certain associates at Gadsden.  Net prior year plan charges for the six months ended June 30, 2020 also included a curtailment credit of $4 million for a postretirement benefit plan related to the exit of employees under an approved rationalization plan.  Net prior year plan charges for the three and six months ended June 30, 2019 primarily related to EMEA manufacturing plans.  Net prior year plan charges for the six months ended June 30, 2019 also included reversals of $2 million for actions no longer needed for their originally intended purposes.

Ongoing rationalization plans had approximately $930 million in charges incurred prior to 2020 and approximately $100 million is expected to be incurred in future periods.

Approximately 550 associates will be released under new plans initiated in 2020, of which approximately 400 were released through June 30, 2020. In the first six months of 2020, approximately 850 associates were released under plans initiated in prior years. Approximately 750 associates remain to be released under all ongoing rationalization plans.

NOTE 4. OTHER (INCOME) EXPENSE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Non-service related pension and other postretirement benefits cost	$25	$27	$51	$57
Financing fees and financial instruments expense	5	10	12	18
Net foreign currency exchange (gains) losses	4	(11)	3	(18)
General and product liability expense - discontinued products	2	2	4	8
Royalty income	(4)	(5)	(9)	(10)
Net (gains) losses on asset sales	3	(1)	2	(6)
Interest income	(3)	(4)	(6)	(7)
Miscellaneous (income) expense	2	(1)	4	(3)
	$34	$17	$61	$39

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

NOTE 5. INCOME TAXES

For the second quarter of 2020, we recorded a tax benefit of $186 million on a loss before income taxes of $889 million. For the first six months of 2020, we recorded tax expense of $63 million on a loss before income taxes of $1,257 million.  Income tax expense for the three and six months ended June 30, 2020 includes net discrete charges of $2 million and $293 million, respectively, including the establishment of a $295 million valuation allowance on deferred tax assets for foreign tax credits during the first quarter of 2020 as discussed below.

For the second quarter of 2019, we recorded tax expense of $26 million on income before income taxes of $82 million. For the first six months of 2019, we recorded tax expense of $32 million on income before income taxes of $44 million. Income tax expense for the three and six months ended June 30, 2019 includes net discrete charges of $6 million and $13 million, respectively.  Net discrete tax charges include a second quarter charge of $6 million related to adjusting our deferred tax assets in Luxembourg for a change in the tax rate and various first quarter net discrete charges of $7 million.

We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for the three and six months ended June 30, 2020 primarily relates to the discrete items noted above, a first quarter non-cash goodwill impairment charge of $182 million, and forecasted losses for the full year in foreign jurisdictions in which no tax benefits are recorded, which have been accentuated during 2020 by business interruptions resulting from the COVID-19 pandemic.  The difference between our effective tax rate and the U.S. statutory rate of 21% for the three and six months ended June 30, 2019 primarily relates to the discrete items noted above and the overall higher effective tax rate in the foreign jurisdictions in which we operate, partially offset by a benefit from our foreign derived intangible income deduction.  For further information regarding the non-cash goodwill impairment charge, refer to Note to the Consolidated Financial Statements No. 8, Goodwill and Intangible Assets.

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

At June 30, 2020, we had approximately $1.1 billion of U.S. federal, state and local deferred tax assets, net of valuation allowances totaling $308 million, primarily related to foreign tax credits with limited lives. Approximately $900 million of these U.S. net deferred tax assets have unlimited lives and approximately $200 million have limited lives, substantially all of which expire after 2025.  In the U.S., we have cumulative positive profitability in the three-year period ended June 30, 2020; however, negative evidence of reduced profitability as a result of the continuing business disruption created by the COVID-19 pandemic must be considered in our assessment of our ability to realize our net deferred tax assets. While the disruption to our business is expected to be temporary, there is considerable uncertainty around the extent and duration of that disruption and we are currently expecting to incur a significant U.S. tax loss during the second half of 2020 as a result. Depending upon the magnitude of this loss as well as the continuing duration of pandemic-related disruptions and the timing of the subsequent recovery, a valuation allowance may be required against all of our U.S. net deferred tax assets in a future period.

At June 30, 2020 and December 31, 2019, our U.S. deferred tax assets included approximately $118 million and $403 million of foreign tax credits, net of valuation allowances of $298 million and $3 million, respectively, generated primarily from the receipt of foreign dividends. During the first quarter of 2020, we established a valuation allowance of $295 million against substantially all of these foreign tax credits with expiration dates through 2025.  Due to the sudden and sharp decline in industry demand and the temporary suspension of production at our U.S. manufacturing facilities as a result of the COVID-19 pandemic, we expect to incur a significant U.S. tax loss for 2020.  As loss carry-forwards must be utilized prior to foreign tax credits in offsetting future income for tax purposes, we concluded that it was no longer more likely than not that we will be able to utilize these foreign tax credits prior to their expiration. Our earnings and forecasts of future profitability along with three significant sources of foreign income provide us sufficient positive evidence that we will be able to utilize our remaining foreign tax credits that expire between 2025 and 2030.  Our sources of foreign income are (1) 100% of our domestic profitability can be re-characterized as foreign source income under current U.S. tax law to the extent domestic losses have offset foreign source income in prior years, (2) annual net foreign source income, exclusive of dividends, primarily from royalties, and (3) tax planning strategies, including capitalizing research and development costs, accelerating income on cross border sales of inventory or raw materials to our subsidiaries and reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, all of which would increase our domestic profitability.

We consider our current forecasts of future profitability in assessing our ability to realize our deferred tax assets, including our foreign tax credits.  These forecasts include the impact of recent trends, including various macroeconomic factors such as the impact of the COVID-19 pandemic, on our profitability, as well as the impact of tax planning strategies.  Macroeconomic factors, including the impact of the COVID-19 pandemic, possess a high degree of volatility and can significantly impact our profitability.  As such, there is a risk that future earnings will not be sufficient to fully utilize our U.S. net deferred tax assets, including our remaining foreign tax credits.  However, we believe our forecasts of future profitability along with the three significant sources of foreign income described above provide us sufficient positive evidence to conclude that it is more likely than not that, at June 30, 2020, our U.S. net deferred tax assets, including our foreign tax credits, net of valuation allowances, will be fully utilized.

At June 30, 2020 and December 31, 2019, we had approximately $1.3 billion and $1.2 billion of foreign deferred tax assets and valuation allowances of $993 million and $969 million, respectively. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets.  Most notably, in Luxembourg, we maintain a valuation allowance of approximately $893 million on all of our net deferred tax assets.  Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances having a significant impact on our financial position or results of operations will exist within the next twelve months.

For the six months ending June 30, 2020, changes to our unrecognized tax benefits did not, and for the full year of 2020 are not expected to, have a significant impact on our financial position or results of operations.

On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), a substantial tax and spending package intended to provide economic stimulus to address the impact of the COVID-19 pandemic. The CARES Act allows corporations with net operating losses generated in 2018, 2019 and 2020 to elect to carryback those losses for a period of five years and relaxes the limitation for business interest deductions for 2019 and 2020.  We do not anticipate that these provisions will have a material impact on our operating results.  We will, however, benefit from a CARES Act provision that accelerates the ability of corporations to claim a refund of alternative minimum tax credit carryforwards.  Under this provision, we anticipate receiving a refund of approximately $5 million during the third quarter of 2020 that would otherwise have been received in two equal annual installments in 2021 and 2022.

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

Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2020	2019	2020	2019
Earnings (loss) per share — basic:
Goodyear net income (loss)	$(696)	$54	$(1,315)	$(7)
Weighted average shares outstanding	234	233	234	232
Earnings (loss) per common share — basic	$(2.97)	$0.23	$(5.62)	$(0.03)

Earnings (loss) per share — diluted:
Goodyear net income (loss)	$(696)	$54	$(1,315)	$(7)
Weighted average shares outstanding	234	233	234	232
Dilutive effect of stock options and other dilutive securities	—	1	—	—
Weighted average shares outstanding — diluted	234	234	234	232
Earnings (loss) per common share — diluted	$(2.97)	$0.23	$(5.62)	$(0.03)

Weighted average shares outstanding – diluted for the six months ended June 30, 2019 excludes the dilutive effect of approximately 2 million equivalent shares related primarily to options with exercise prices less than the average market price of our common shares (i.e., “in-the-money” options) as their inclusion would have been anti-dilutive due to the Goodyear net loss.  There were no in-the-money options at June 30, 2020. Additionally, weighted average shares outstanding – diluted for the three and six months ended June 30, 2020 excludes approximately 9 million equivalent shares related to options with exercise prices greater than the average market price of our common shares (i.e., "underwater" options).  There were approximately 2 million equivalent shares related to underwater options for the three and six months ended June 30, 2019.

NOTE 7. BUSINESS SEGMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Sales:
Americas	$1,134	$1,971	$2,807	$3,847
Europe, Middle East and Africa	676	1,141	1,671	2,362
Asia Pacific	334	520	722	1,021
Net Sales	$2,144	$3,632	$5,200	$7,230
Segment Operating Income (Loss):
Americas	$(287)	$134	$(287)	$223
Europe, Middle East and Africa	(110)	44	(163)	98
Asia Pacific	(34)	41	(28)	88
Total Segment Operating Income (Loss)	$(431)	$219	$(478)	$409
Less:
Goodwill and Other Asset Impairments (Notes 8 and 9)	$148	$—	$330	$—
Rationalizations (Note 3)	99	4	108	107
Interest expense	85	88	158	173
Other (income) expense (Note 4)	34	17	61	39
Asset write-offs and accelerated depreciation (Note 3)	86	1	90	1
Corporate incentive compensation plans	7	14	10	15
Retained expenses of divested operations	1	3	3	6
Other	(2)	10	19	24
Income (Loss) before Income Taxes	$(889)	$82	$(1,257)	$44

Goodwill and other asset impairments, as described in Note to the Consolidated Financial Statements No. 8, Goodwill and Intangible Assets, and Note to the Consolidated Financial Statements No. 9, Other Assets and Investments; rationalizations, as described in Note to the Consolidated Financial Statements No. 3, Costs Associated with Rationalization Programs; net (gains) losses on asset sales, as described in Note to the Consolidated Financial Statements No. 4, Other (Income) Expense; and asset write-offs and accelerated depreciation were not charged to the strategic business units ("SBUs") for performance evaluation purposes but were attributable to the SBUs as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Goodwill and Other Asset Impairments:
Americas	$148	$—	$148	$—
Europe, Middle East and Africa	—	—	182	—
Total Goodwill and Other Asset Impairments	$148	$—	$330	$—

Rationalizations:
Americas	$69	$2	$72	$9
Europe, Middle East and Africa	30	2	36	98
Total Rationalizations	$99	$4	$108	$107

Net (Gains) Losses on Asset Sales:
Europe, Middle East and Africa	$3	$(1)	$2	$(6)
Total Net (Gains) Losses on Asset Sales	$3	$(1)	$2	$(6)

Asset Write-offs and Accelerated Depreciation:
Americas	$86	$—	$89	$—
Europe, Middle East and Africa	—	1	1	1
Total Asset Write-offs and Accelerated Depreciation	$86	$1	$90	$1

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets totaled $383 million and $135 million, respectively, at June 30, 2020, compared to $565 million and $137 million, respectively, at December 31, 2019.  Goodwill and intangible assets with indefinite useful lives are tested for impairment annually either on a quantitative or qualitative basis, or more frequently when events or circumstances change that indicate the fair value of the asset may be below its carrying amount.  As a result of the continuing COVID-19 pandemic and the resulting decline in the macroeconomic environment, as well as a significant decrease in our market capitalization, we performed a quantitative interim impairment analysis as of March 31, 2020 utilizing a discounted cash flow model.

At June 30, 2020, the goodwill associated with reporting units in our EMEA, Americas and Asia Pacific segments was $229 million, $91 million and $63 million, respectively.

During the first quarter of 2020, based on the results of our quantitative interim impairment analysis, we recorded a non-cash impairment charge of $182 million related to our EMEA reporting unit.  The most critical assumptions used in the calculation of the estimated fair value of our reporting units were the extent and duration of, as well as the timing of the recovery from, the ongoing COVID-19 pandemic, the projected long term operating margin and the discount rate.  Since the date of our previous annual quantitative goodwill impairment assessment, the overall discount rate had increased, reflecting an increase in the risk premium components of the rate partially offset by a decrease in the risk-free interest rate component as a result of the macroeconomic environment.  Also, we gave consideration to the expected near-term negative cash flow impact of the COVID-19 pandemic and subsequent recovery, based on our forecasts at that time, as well as a decrease in our market capitalization.

Since the first quarter of 2020, our forecasts as well as our market capitalization have both improved.  Thus, we concluded, on a qualitative basis, that it was not more likely than not that the carrying values of our reporting units were less than their fair values during the second quarter of 2020.  Nonetheless, if we make future adverse revisions to our significant assumptions, including as a result of business performance or market conditions, or if our market capitalization declines and if such a decline becomes indicative that the fair value of our reporting units has declined below their carrying values, we may need to record a material, non-cash goodwill impairment charge in a future period.

Intangible assets with indefinite lives totaled $118 million at both June 30, 2020 and December 31, 2019.  We also conducted a qualitative assessment of our intangible assets with indefinite lives as of June 30, 2020, which indicated no impairment existed.

NOTE 9. OTHER ASSETS AND INVESTMENTS

Investment in TireHub, LLC

The carrying value of our investment in TireHub, LLC (“TireHub”), a distribution joint venture in the U.S., was $88 million and $262 million at June 30, 2020 and December 31, 2019, respectively, and was included in Other Assets on our Consolidated Balance Sheets.  In addition, we have an outstanding loan receivable from TireHub of $36 million at June 30, 2020 which is also included in Other Assets on our Consolidated Balance Sheet.  Our investment in TireHub is accounted for under the equity method of accounting and, as such, includes our 50% share of the net losses of TireHub, which totaled $14 million and $26 million for the three and six months ended June 30, 2020, respectively, and $15 million and $25 million for the three and six months ended June 30, 2019, respectively.

We regularly review our investment in TireHub for potential impairment and will recognize an impairment charge if the estimated fair value of our investment declines below its recorded amount and such decline is determined to be other-than-temporary.  The most critical assumptions used in our discounted cash flow model for estimating the fair value of our investment during the second quarter of 2020 were forecasted tire unit volume for TireHub, including the extent and duration of, as well as the timing of the recovery from, the ongoing impacts of the COVID-19 pandemic, and the discount rate.

Our TireHub joint venture was initially formed during the second quarter of 2018 and, as previously disclosed, its net losses included higher than expected start-up expenses and additional costs incurred to build out TireHub’s distribution footprint for future growth.  These additional costs as well as TireHub’s net losses were expected to moderate in 2020.  However, higher than expected net losses for TireHub continued into 2020, driven by the impacts of the COVID-19 pandemic.

The severe macroeconomic impacts of the COVID-19 pandemic that began in the U.S. in March 2020 persisted during the second quarter of 2020, driving significant net losses for TireHub during the first half of the year.  As a result, we evaluated our investment and concluded that there has now been an other-than-temporary decline in the fair value of our investment.  We conducted an impairment assessment and estimated the fair value of our investment utilizing current forecasts of TireHub’s tire unit volume, revised expectations as to the extent and duration of, as well as the timing of the recovery from, the COVID-19 pandemic and an updated discount rate reflective of current market conditions.  As a result, during the second quarter of 2020, we recognized a non-cash impairment charge of $148 million.

There remains a high degree of uncertainty as to the extent and duration of, and timing of the subsequent recovery from, the COVID-19 pandemic.  If we make future adverse revisions to these or our other significant assumptions, including as a result of business performance or market conditions, we may need to record an additional material, non-cash impairment charge in a future period.

Other Assets

Other Assets at June 30, 2020 included a $30 million trade receivable from a customer that was refinanced into a collateral-backed note receivable in the second quarter of 2020.

NOTE 10. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

At June 30, 2020, we had total credit arrangements of $9,751 million, of which $2,938 million were unused. At that date, 30% of our debt was at variable interest rates averaging 3.03%.

Notes Payable and Overdrafts, Long Term Debt and Finance Leases due Within One Year and Short Term Financing Arrangements

At June 30, 2020, we had short term committed and uncommitted credit arrangements totaling $965 million, of which $236 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.

The following table presents amounts due within one year:

	June 30,	December 31,
(In millions)	2020	2019
Chinese credit facilities	$253	$118
Other domestic and foreign debt	459	230
Notes Payable and Overdrafts	$712	$348
Weighted average interest rate	4.73%	4.92%

Chinese credit facilities	$40	$95
8.75% due 2020	282	280
Other domestic and foreign debt (including finance leases)	259	187
Long Term Debt and Finance Leases due Within One Year	$581	$562
Weighted average interest rate	5.88%	6.58%
Total obligations due within one year	$1,293	$910

Long Term Debt and Finance Leases and Financing Arrangements

At June 30, 2020, we had long term credit arrangements totaling $8,786 million, of which $2,702 million were unused.

The following table presents long term debt and finance leases, net of unamortized discounts, and interest rates:

	June 30, 2020		December 31, 2019
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
8.75% due 2020	$282		$280
5.125% due 2023	1,000		1,000
3.75% Euro Notes due 2023	280		281
9.5% due 2025	803		—
5% due 2026	900		900
4.875% due 2027	700		700
7% due 2028	150		150
Credit Facilities:
First lien revolving credit facility due 2025	—	—	—	—
Second lien term loan facility due 2025	400	2.20%	400	3.97%
European revolving credit facility due 2024	135	1.59%	—	—
Pan-European accounts receivable facility	157	1.05%	327	0.98%
Mexican credit facility	200	2.53%	200	3.44%
Chinese credit facilities	194	4.62%	195	4.87%
Other foreign and domestic debt(1)	857	2.61%	661	4.02%
	6,058		5,094
Unamortized deferred financing fees	(35)		(28)
	6,023		5,066
Finance lease obligations(2)	246		249
	6,269		5,315
Less portion due within one year	(581)		(562)
	$5,688		$4,753

(1)	Interest rates are weighted average interest rates related to various foreign credit facilities with customary terms and conditions.
(2)	Includes non-cash financing additions of $2 million during the six month period ended June 30, 2020.

NOTES

At June 30, 2020, we had $4,115 million of outstanding notes, compared to $3,311 million at December 31, 2019.

$800 million 9.5% Senior Notes due 2025

On May 18, 2020, we issued $600 million in aggregate principal amount of 9.5% senior notes due 2025. These notes were sold at 100% of the principal amount and will mature on May 31, 2025. On May 22, 2020, we issued $200 million in aggregate principal amount of additional notes, which were sold at 101.75% of the principal amount at an effective yield of 9.056%. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below.

We have the option to redeem these notes, in whole or in part, at any time on or after May 31, 2022 at a redemption price of 104.75%, 102.375% and 100% during the 12-month periods commencing on May 31, 2022, 2023 and 2024 and thereafter, respectively, plus accrued and unpaid interest to the redemption date. Prior to May 31, 2022, we may redeem these notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the redemption date.  In addition, prior to May 31, 2022, we may redeem up to 35% of the original aggregate principal amount of these notes from the net cash proceeds of certain equity offerings at a redemption price equal to 109.5% of the principal amount plus accrued and unpaid interest to the redemption date.

The terms of the indenture for these notes, among other things, limit the ability of the Company and certain of its subsidiaries to (i) incur additional debt or issue redeemable preferred stock, (ii) pay dividends, repurchase shares or make certain other restricted payments or investments, (iii) incur liens, (iv) sell assets, (v) incur restrictions on the ability of our subsidiaries to pay dividends or to make other payments to us, (vi) enter into affiliate transactions, (vii) engage in sale and leaseback transactions, and (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.  These covenants are subject to significant exceptions and qualifications. For example, if these notes are assigned an investment grade rating by at least two of Moody's, Standard and Poor's and Fitch and no default has occurred and is continuing, certain covenants will be suspended and we may elect to suspend the subsidiary guarantees. The indenture has customary defaults, including a cross-default to material indebtedness of Goodyear and our subsidiaries.

CREDIT FACILITIES

$2.0 billion Amended and Restated First Lien Revolving Credit Facility due 2025

On April 9, 2020, we amended and restated our $2.0 billion first lien revolving credit facility. Changes to the facility include extending the maturity to April 9, 2025 and increasing the borrowing base for the facility by increasing the amount attributable to the value of our principal trademarks by $100 million and adding the value of eligible machinery and equipment. The interest rate for loans under the facility increased by 50 basis points to LIBOR plus 175 basis points, based on our current liquidity as described below, and undrawn amounts under the facility will be subject to an annual commitment fee of 25 basis points.

Our amended and restated first lien revolving credit facility is available in the form of loans or letters of credit. Up to $800 million in letters of credit and $50 million of swingline loans are available for issuance under the facility.  Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million. Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under the facility and our subsidiaries' obligations under the related guarantees are secured by first priority security interests in a variety of collateral.

Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks in an amount not to exceed $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $200 million. To the extent that our eligible accounts receivable and inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. As of June 30, 2020, our borrowing base, and therefore our availability, under this facility was $331 million below the facility's stated amount of $2.0 billion.

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

If Available Cash (as defined in the facility) plus the availability under the facility is greater than $750 million, amounts drawn under the facility will bear interest, at our option, at (i) 175 basis points over LIBOR or (ii) 75 basis points over an alternative base rate (the higher of (a) the prime rate, (b) the federal funds effective rate or the overnight bank funding rate plus 50 basis points or (c) LIBOR plus 100 basis points). If Available Cash plus the availability under the facility is equal to or less than $750 million, then amounts drawn under the facility will bear interest, at our option, at (i) 200 basis points over LIBOR or (ii) 100 basis points over an alternative base rate.

At June 30, 2020, we had no borrowings and $17 million of letters of credit issued under the revolving credit facility. At December 31, 2019, we had no borrowings and $37 million of letters of credit issued under the revolving credit facility.

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

At June 30, 2020 and December 31, 2019, the amounts outstanding under this facility were $400 million.

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

At June 30, 2020, there were no borrowings outstanding under the German tranche, $135 million (€120 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility. At December 31, 2019, there were no borrowings and no letters of credit outstanding under the European revolving credit facility.

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

At June 30, 2020, the amounts available and utilized under this program totaled $157 million (€140 million). At December 31, 2019, the amounts available and utilized under this program totaled $327 million (€291 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

For a description of the collateral securing the credit facilities described above as well as the covenants applicable to them, refer to Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments, in our 2019 Form 10-K.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At June 30, 2020, the gross amount of receivables sold was $349 million, compared to $548 million at December 31, 2019.

Other Foreign Credit Facilities

A Mexican subsidiary and a U.S. subsidiary have a revolving credit facility in Mexico. At June 30, 2020 and December 31, 2019, the amounts available and utilized under this facility were $200 million. The facility ultimately matures in 2022, has covenants relating to the Mexican and U.S. subsidiary, and has customary representations and warranties and default provisions relating to the Mexican and U.S. subsidiary’s ability to perform its respective obligations under the facility.

A Chinese subsidiary has several financing arrangements in China. At June 30, 2020 and December 31, 2019, the amounts available under these facilities were $825 million and $735 million, respectively. At June 30, 2020, the amount utilized under these facilities was $447 million, of which $253 million represented notes payable and $194 million represented long term debt. At June 30, 2020, $40 million of the long term debt was due within a year. At December 31, 2019, the amount utilized under these facilities was $313 million, of which $118 million represented notes payable and $195 million represented long term debt. At December 31, 2019, $95 million of the long term debt was due within a year. The facilities contain covenants relating to the Chinese subsidiary and have customary representations and warranties and defaults relating to the Chinese subsidiary’s ability to perform its obligations under the facilities. Certain of the facilities can only be used to finance the expansion of our manufacturing facility in China and, at June 30, 2020 and December 31, 2019, the unused amounts available under these facilities were $107 million and $106 million, respectively.

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

The following table presents the fair values for foreign currency hedge contracts that do not meet the criteria to be accounted for as cash flow hedging instruments:

	June 30,	December 31,
(In millions)	2020	2019
Fair Values — Current asset (liability):
Accounts receivable	$6	$1
Other current liabilities	(20)	(15)

At June 30, 2020 and December 31, 2019, these outstanding foreign currency derivatives had notional amounts of $2,096 million and $1,707 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction losses on derivatives of $41 million and $3 million for the three and six months ended June 30, 2020, respectively.  Other (Income) Expense included transaction losses on derivatives of $6 million and net transaction gains of $9 million for the three and six months ended June 30, 2019, respectively. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.

The following table presents the fair values for foreign currency hedge contracts that meet the criteria to be accounted for as cash flow hedging instruments:

	June 30,	December 31,
(In millions)	2020	2019
Fair Values — Current asset (liability):
Accounts receivable	$—	$9
Other current liabilities	(2)	(3)
Fair Values — Long term asset (liability):
Other assets	$—	$1
Other long term liabilities	—	(1)

At June 30, 2020 and December 31, 2019, these outstanding foreign currency derivatives had notional amounts of $46 million and $365 million, respectively, and primarily related to U.S. dollar denominated intercompany transactions.  Based on our current forecasts, including the expected impacts of the COVID-19 pandemic, we believe that it is probable that the underlying hedge transactions will occur within an appropriate time frame in order to continue to qualify for cash flow hedge accounting treatment.

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

The following table presents the classification of changes in fair values of foreign currency hedge contracts that meet the criteria to be accounted for as cash flow hedging instruments (before tax and minority):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Amount of gains (losses) deferred to Accumulated Other Comprehensive Loss ("AOCL")(1)	$(3)	$(1)	$20	$4
Reclassification adjustment for amounts recognized in Cost of Goods Sold ("CGS")(1)	(4)	(3)	(8)	(6)

(1)	Excluded components deferred to AOCL and excluded components reclassified from AOCL to CGS for the three and six months ended June 30, 2020 and 2019 were not material.

The estimated net amount of deferred gains at June 30, 2020 that are expected to be reclassified to earnings within the next twelve months is $11 million.

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

NOTE 11. FAIR VALUE MEASUREMENTS

The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheets at June 30, 2020 and December 31, 2019:

	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2020	2019	2020	2019	2020	2019	2020	2019
Assets:
Investments	$10	$11	$10	$11	$—	$—	$—	$—
Foreign Exchange Contracts	6	11	—	—	6	11	—	—
Total Assets at Fair Value	$16	$22	$10	$11	$6	$11	$—	$—

Liabilities:
Foreign Exchange Contracts	$22	$19	$—	$—	$22	$19	$—	$—
Total Liabilities at Fair Value	$22	$19	$—	$—	$22	$19	$—	$—

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding finance leases, at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
(In millions)	2020	2019
Fixed Rate Debt:(1)
Carrying amount — liability	$4,299	$3,434
Fair value — liability	4,196	3,558

Variable Rate Debt:(1)
Carrying amount — liability	$1,724	$1,632
Fair value — liability	1,626	1,632
(1)

Excludes Notes Payable and Overdrafts of $712 million and $348 million at June 30, 2020 and December 31, 2019, respectively, of which $316 million and $143 million, respectively, are at fixed rates and $396 million and $205 million, respectively, are at variable rates. The carrying value of Notes Payable and Overdrafts approximates fair value due to the short term nature of the facilities.

Long term debt with fair values of $4,364 million and $3,808 million at June 30, 2020 and December 31, 2019, respectively, were estimated using quoted Level 1 market prices. The carrying value of the remaining debt was based upon internal estimates of fair value derived from market prices for similar debt.

NOTE 12. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS

We provide employees with defined benefit pension or defined contribution savings plans.

Defined benefit pension cost follows:

	U.S.		U.S.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Service cost	$1	$1	$2	$2
Interest cost	32	42	65	86
Expected return on plan assets	(48)	(55)	(97)	(111)
Amortization of net losses	28	28	55	56
Net periodic pension cost	$13	$16	$25	$33
Net curtailments/settlements/termination benefits	6	—	7	—
Total defined benefit pension cost	$19	$16	$32	$33

	Non-U.S.		Non-U.S.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Service cost	$7	$7	$14	$14
Interest cost	14	17	28	35
Expected return on plan assets	(13)	(15)	(27)	(30)
Amortization of prior service cost	—	1	1	1
Amortization of net losses	9	7	19	14
Net periodic pension cost	$17	$17	$35	$34
Net curtailments/settlements/termination benefits	—	(1)	1	—
Total defined benefit pension cost	$17	$16	$36	$34

Service cost is recorded in CGS or SAG. Other components of net periodic pension cost are recorded in Other (Income) Expense. Net curtailments, settlements and termination benefits are recorded in Other (Income) Expense or Rationalizations if related to a rationalization plan.

For the second quarter and first six months of 2020, pension settlement charges of $1 million and $3 million, respectively, were recorded in Other (Income) Expense and a pension termination benefits charge of $5 million was recorded in Rationalizations, related to the exit of employees under an approved rationalization plan.

We also provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Other postretirement benefits expense (credit) for the three months ended June 30, 2020 and 2019 was $2 million and $1 million, respectively.  Other postretirement benefits expense (credit) for the six months ended June 30, 2020 was ($1) million and included a curtailment credit of $4 million related to the exit of employees under an approved rationalization plan. Other postretirement benefits expense (credit) for the six months ended June 30, 2019 was $3 million.

We expect to contribute approximately $25 million to our funded non-U.S. pension plans in 2020. For the three and six months ended June 30, 2020, we contributed $4 million and $11 million, respectively, to our non-U.S. plans.

The expense recognized for our contributions to defined contribution savings plans for the three months ended June 30, 2020 and 2019 was $20 million and $28 million, respectively, and for the six months ended June 30, 2020 and 2019 was $50 million and $56 million, respectively.

NOTE 13. STOCK COMPENSATION PLANS

Our Board of Directors granted 4.2 million stock options, 0.4 million restricted stock units and 0.2 million performance share units during the six months ended June 30, 2020 under our stock compensation plans. The weighted average exercise price per share and weighted average fair value per share of the stock option grants during the six months ended June 30, 2020 were $10.12 and $1.97, respectively. We estimated the fair value of the stock options using the following assumptions in our Black-Scholes model:

Expected term: 7.5 years

Interest rate: 1.29%

Volatility: 41.28%

Dividend yield: 6.54%

We measure the fair value of grants of restricted stock units and performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $9.48 for restricted stock units and $7.80 for performance share units granted during the six months ended June 30, 2020.

We recognized stock-based compensation expense of $8 million and $14 million during the three and six months ended June 30, 2020, respectively. At June 30, 2020, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $31 million and is expected to be recognized over the remaining vesting period of the respective grants, through the first quarter of 2024. We recognized stock-based compensation expense of $8 million and $11 million during the three and six months ended June 30, 2019, respectively.

NOTE 14. COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters

We have recorded liabilities totaling $48 million at both June 30, 2020 and December 31, 2019, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $11 million and $13 million were included in Other Current Liabilities at June 30, 2020 and December 31, 2019, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.

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

Workers’ Compensation

We have recorded liabilities, on a discounted basis, totaling $202 million and $198 million for anticipated costs related to workers’ compensation at June 30, 2020 and December 31, 2019, respectively. Of these amounts, $39 million was included in Current Liabilities as part of Compensation and Benefits at both June 30, 2020 and December 31, 2019. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At June 30, 2020 and December 31, 2019, the liability was discounted using a risk-free rate of return. At June 30, 2020, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $25 million.

General and Product Liability and Other Litigation

We have recorded liabilities totaling $304 million and $293 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at June 30, 2020 and December 31, 2019, respectively. Of these amounts, $53 million and $43 million was included in Other Current Liabilities at June 30, 2020 and December 31, 2019, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at June 30, 2020, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.

We have recorded an indemnification asset within Accounts Receivable of $3 million and within Other Assets of $22 million for Sumitomo Rubber Industries, Ltd.'s ("SRI") obligation to indemnify us for certain product liability claims related to products manufactured by a formerly consolidated joint venture entity, subject to certain caps and restrictions.

Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and federal courts. To date, we have disposed of approximately 153,600 claims by defending, obtaining the dismissal thereof, or entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $560 million through June 30, 2020 and $554 million through December 31, 2019.

A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

	Six Months Ended	Year Ended
(Dollars in millions)	June 30, 2020	December 31, 2019
Pending claims, beginning of period	39,600	43,100
New claims filed	600	1,500
Claims settled/dismissed	(1,400)	(5,000)
Pending claims, end of period	38,800	39,600
Payments(1)	$5	$22
(1)	Represents cash payments made during the period by us and our insurers on asbestos litigation defense and claim resolution.

We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $154 million and $153 million at June 30, 2020 and December 31, 2019, respectively. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future may result in an increase in the recorded obligation, and that increase could be significant.

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

We recorded a receivable related to asbestos claims of $95 million at both June 30, 2020 and December 31, 2019. We expect that approximately 60% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $13 million was included in Current Assets as part of Accounts Receivable at both June 30, 2020 and December 31, 2019. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.

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

Amiens Labor Claims

Approximately 850 former employees of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims totaling approximately €140 million ($157 million) against Goodyear France SAS. On May 28, 2020, Goodyear France SAS received a judgment from the labor court with respect to approximately 790 of these former employees.  As a result of this ruling, we accrued €22 million ($25 million) in the second quarter of 2020 for estimated damages.  We have appealed this ruling and will continue to vigorously defend ourselves against these claims and any additional claims that may be asserted against us.

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

Guarantees

We have off-balance sheet financial guarantees and other commitments totaling approximately $72 million and $74 million at June 30, 2020 and December 31, 2019, respectively. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. We generally do not require collateral in connection with the issuance of these guarantees.

In 2017, we issued a guarantee of approximately PLN165 million ($41 million) in connection with an indirect tax assessment in EMEA. This guarantee amount was subsequently increased to PLN 181 million ($46 million). We have concluded our performance under this guarantee is not probable and, therefore, have not recorded a liability for this guarantee. In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of approximately $46 million to an insurance company related to SRI's obligation to pay certain outstanding workers' compensation claims of a formerly consolidated joint venture entity. As of June 30, 2020, this guarantee amount has been reduced to $26 million. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to continue to decrease over time as the formerly consolidated joint venture entity pays its outstanding claims. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor, customer, or SRI. Except for the workers' compensation guarantee described above, the guarantees expire at various times through 2021. We are unable to estimate the extent to which our affiliates’, lessors’, customers’, or SRI's assets would be adequate to recover any payments made by us under the related guarantees.

NOTE 15. CAPITAL STOCK

Dividends

In the first six months of 2020, we paid cash dividends of $37 million on our common stock, all of which was paid in the first quarter of 2020. This amount excludes dividends earned on stock-based compensation plans of approximately $1 million during the first six months of 2020. On April 16, 2020, we announced that we have temporarily suspended the quarterly dividend on our common stock.

Common Stock Repurchases

We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During the first six months of 2020, we did not repurchase any shares from employees.

NOTE 16. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present changes in AOCL, by component, for the six months ended June 30, 2020 and 2019:

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2019	$(1,156)	$(2,983)	$3	$(4,136)
Other comprehensive income (loss) before reclassifications, net of tax	(223)	(9)	19	(213)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	55	(8)	47
Balance at June 30, 2020	$(1,379)	$(2,937)	$14	$(4,302)

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2018	$(1,160)	$(2,923)	$7	$(4,076)
Other comprehensive income (loss) before reclassifications, net of tax	11	12	4	27
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	52	(5)	47
Balance at June 30, 2019	$(1,149)	$(2,859)	$6	$(4,002)

The following table presents reclassifications out of AOCL:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(In millions) (Income) Expense	Amount Reclassified		Amount Reclassified		Affected Line Item in the Consolidated
Component of AOCL	from AOCL		from AOCL		Statements of Operations
Amortization of prior service cost and unrecognized gains and losses	$36	$34	$72	$68	Other (Income) Expense
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures	1	—	(1)	—	Other (Income) Expense / Rationalizations
Unrecognized net actuarial losses and prior service costs, before tax	37	34	71	68
Tax effect	(8)	(8)	(16)	(16)	United States and Foreign Taxes
Net of tax	$29	$26	$55	$52	Goodyear Net Income (Loss)

Deferred derivative (gains) losses, before tax	$(4)	$(3)	$(8)	$(6)	Cost of Goods Sold
Tax effect	—	1	—	1	United States and Foreign Taxes
Net of tax	$(4)	$(2)	$(8)	$(5)	Goodyear Net Income (Loss)
Total reclassifications	$25	$24	$47	$47	Goodyear Net Income (Loss)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All per share amounts are diluted and refer to Goodyear net income (loss).

OVERVIEW

The Goodyear Tire & Rubber Company is one of the world’s leading manufacturers of tires, with one of the most recognizable brand names in the world and operations in most regions of the world. We have a broad global footprint with 46 manufacturing facilities in 21 countries, including the United States. We operate our business through three operating segments representing our regional tire businesses: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific.

Results of Operations

Our results for the second quarter and first half of 2020 were highly influenced by the severe economic disruption caused by the ongoing COVID-19 pandemic.  The tire industry has been particularly negatively impacted by this evolving situation, characterized by a sudden and sharp decline in replacement tire demand and original equipment (“OE”) manufacturers suspending or severely limiting automobile production globally.  The current environment has aggravated already challenging industry conditions in many of our key markets, including foreign currency headwinds due to a strong U.S. dollar, lower OE industry volume, softening demand in Europe, weak market conditions in China and economic volatility in Latin America, particularly Brazil, that persisted throughout 2019.

We continue to take actions in response to COVID-19 to protect the health and wellbeing of our associates, customers and communities, which remain our top priority, to mitigate the near and long-term financial impacts on our operating results, and to ensure adequate liquidity and capital resources are available to maintain our operations until the auto industry and replacement tire demand recovers.

These actions include:

•

On March 17, 2020 and March 18, 2020, we announced the suspension of production in Europe and the Americas, respectively, due to the COVID-19 pandemic. These temporary measures were implemented in a way that allowed us to safely and promptly resume production as public health and market conditions improved. We completed a phased restart of our manufacturing facilities during the second quarter of 2020, without any significant subsequent COVID-19 related disruptions. In April 2020, we reopened some of our chemical plants, began a limited ramp up of our commercial truck tire manufacturing facilities in the U.S. and Europe and began to reopen tire production in most of our consumer factories in Europe.  Throughout May and June 2020, we continued to ramp up tire production across our manufacturing footprint in Americas and EMEA, including at our consumer factories in the U.S. Our decisions to increase production further will be based on an evaluation of market demand signals, inventory and supply levels, as well as our ability to continue to safeguard the health of our associates.

•

Throughout the second quarter and first half of 2020, production was also temporarily suspended or significantly limited in several locations in Asia Pacific, most notably at our Pulandian, China manufacturing facility. Our Pulandian facility began operating with all of its workforce by the end of the first quarter and has been able to meet customer demand.

•

As our business is deemed essential in the U.S. and most other parts of the world, in order to maintain customer service, warehouses, commercial truck service centers and retail operations have remained largely operational on a reduced staffing schedule and with strong social distancing practices in place. We continue to closely monitor local conditions surrounding these operations, as well as inventory and supply levels, to continue delivery of our products.

•

We are following guidance from the Centers for Disease Control and Prevention and have introduced a number of preventative measures at our facilities that are open, including limiting visitor access and business travel, implementing remote working and social distancing practices, and increasing the frequency of disinfection.

•

On April 2, 2020, we announced second quarter actions to reduce our payroll costs through a combination of furloughs, temporary salary reductions and salary deferrals covering over 9,000 of our corporate and business unit associates, including substantial salary reductions and deferrals for our CEO, officers and directors. These and other similar actions reduced our expenses by approximately $65 million during the second quarter of 2020, while taking advantage of governmental income replacement programs to ensure our associates were supported.

•

On April 9, 2020, we amended and restated our $2.0 billion first lien revolving credit facility, extending the maturity date from April 2021 to April 2025. The refinancing includes favorable adjustments to the calculation of the facility’s borrowing base, which improved our availability under the facility by approximately $275 million at June 30, 2020.  In May 2020, we further strengthened our liquidity position by issuing $800 million of 9.5% senior notes due 2025. For further discussion related to these important sources of liquidity, refer to “Liquidity and Capital Resources.”

•	On April 16, 2020, we announced that we have temporarily suspended the quarterly dividend on our common stock. These dividends total approximately $37 million each quarter.

•

We are leveraging governmental relief efforts to defer payroll and other tax payments, which benefited second quarter cash flows by $12 million and are expected to benefit full-year cash flows by approximately $60 million in the U.S. alone.  In addition, we are benefiting from a CARES Act provision that provides for a 50 percent refundable payroll tax credit on wages, including continuing health benefits, paid to U.S. employees retained but not working due to the COVID-19 pandemic.  As a result, during the second quarter of 2020, we recorded a benefit of approximately $10 million as an offset to payroll tax expense.

•

We have taken, and will continue to take, other actions to reduce costs and preserve cash in order to successfully navigate the current economic environment, including limiting capital expenditures to no more than $700 million for the full year and reducing discretionary spending, including other selling, administrative and general expenses, which decreased by more than $75 million in the second quarter of 2020.

Additionally, on April 17, 2020, we reached a tentative bargaining agreement and subsequently approved a plan to permanently close our Gadsden, Alabama manufacturing facility as part of our strategy to strengthen the competitiveness of our manufacturing footprint by curtailing production of tires for declining, less profitable segments of the tire market. Members of the local union approved the bargaining agreement on May 1, 2020. We estimate the total pre-tax charges associated with this plan to be $280 million to $295 million, of which $170 million to $180 million are expected to be cash charges.  We recorded approximately $150 million of these charges during the second quarter of 2020 and expect to make cash payments of approximately $40 million in 2020, largely during the second half. The remaining charges will be recorded and the remaining cash payments will be made primarily in 2021 and 2022. We expect the combined impact of this plan and the previously announced rationalization actions related to our Gadsden, Alabama manufacturing facility will result in approximately $130 million in annual savings in 2021 when compared to 2019.

Our results for the second quarter of 2020 include a 45.5% decrease in tire unit shipments compared to the second quarter of 2019, as industry demand was significantly affected by the actions governments, businesses and consumers took to slow the spread of COVID-19.  Our results for the second quarter of 2020 include an approximate $300 million unfavorable impact due to lower factory utilization and other period costs directly related to the suspension of production and subsequent ramp up at our manufacturing facilities.  These negative impacts were partially offset by cost savings of approximately $96 million, including raw material cost saving measures of approximately $18 million.

Net sales in the second quarter of 2020 were $2,144 million, compared to $3,632 million in the second quarter of 2019. Net sales decreased in the second quarter of 2020 primarily due to lower global tire unit volume, lower sales in other tire-related businesses, primarily due to a decrease in third-party sales of chemical products in Americas and lower aviation sales globally, and unfavorable foreign currency translation. These decreases were partially offset by improvements in price and product mix, primarily in Americas and EMEA.

In the second quarter of 2020, Goodyear net loss was $696 million, or $2.97 per share, compared to net income of $54 million, or $0.23 per share, in the second quarter of 2019. The change in Goodyear net income (loss) was driven by lower segment operating income, a non-cash impairment charge, and higher rationalization charges, partially offset by lower income tax expense.

Our total segment operating loss for the second quarter of 2020 was $431 million, compared to income of $219 million in the second quarter of 2019. The $650 million change was primarily due to lower global tire unit volume of $338 million, higher conversion costs of $300 million, primarily in Americas and EMEA, and lower income from other tire-related businesses of $104 million, driven by lower third-party chemical sales in Americas and lower aviation sales globally.  These decreases were partially offset by lower selling, administrative and general expense (“SAG”) of $112 million, primarily due to lower wages and benefits and lower advertising expense relating to actions taken as a result of the COVID-19 pandemic. Refer to “Results of Operations — Segment Information” for additional information.

Net sales in the first six months of 2020 were $5,200 million, compared to $7,230 million in the first six months of 2019. Net sales decreased in the first six months of 2020 primarily due to lower global tire unit volume, lower sales in other tire-related businesses, primarily due to a decrease in third-part sales of chemical products in Americas and lower aviation sales globally, and unfavorable foreign currency translation. These decreases were partially offset by improvements in price and product mix, primarily in Americas and EMEA.

In the first six months of 2020, Goodyear net loss was $1,315 million, or $5.62 per share, compared to a net loss of $7 million, or $0.03 per share, in the first six months of 2019. The increase in Goodyear net loss was driven by lower segment operating income, non-cash impairment charges, and higher income tax expense.

Our total segment operating loss for the first six months of 2020 was $478 million, compared to income of $409 million in the first six months of 2019. The $887 million change was primarily due to lower global tire unit volume of $458 million, higher conversion costs of $362 million, primarily in Americas and EMEA, and lower income from other tire-related businesses of $112 million, driven by lower third-party chemical sales in Americas and lower aviation sales globally.  These decreases were partially offset by lower SAG of $75 million, primarily due to lower wages and benefits and lower advertising expense relating to actions taken as a result of the COVID-19 pandemic. Refer to "Results of Operations — Segment Information” for additional information.

Liquidity

At June 30, 2020, we had $1,006 million of cash and cash equivalents as well as $2,938 million of unused availability under our various credit agreements, compared to $908 million and $3,554 million, respectively, at December 31, 2019. Cash and cash equivalents increased by $98 million from December 31, 2019 primarily due to net borrowings of $1,414 million, partially offset by cash used for operating activities of $820 million, capital expenditures of $363 million, debt-related costs and other financing transactions of $53 million, and first quarter dividends paid of $37 million. Cash used for operating activities reflects our net loss for the period of $1,320 million, which includes non-cash charges for depreciation and amortization of $472 million, goodwill and other asset impairments of $330 million and rationalizations of $108 million, cash used for working capital of $520 million, and rationalization payments of $101 million. Refer to "Liquidity and Capital Resources" for additional information.

Outlook

The COVID-19 pandemic has caused the temporary closure of many businesses throughout the world during the first half of 2020, which has limited global business activity. Most of our manufacturing facilities around the world suspended or significantly limited production during parts of the first half of 2020.

Given the limited visibility we have into vehicle production and replacement tire demand, we have difficulty projecting industry volumes for the remainder of the year. We completed a phased restart of our manufacturing facilities during the second quarter of 2020. Decisions to increase production further will be based on an evaluation of market demand signals, inventory and supply levels, as well as our ability to continue to safeguard the health of our associates.

We have seen a gradual recovery in tire demand in our major markets during the second quarter of 2020 and we currently believe that third quarter industry volumes will be down approximately 20% compared to the third quarter of 2019. Overhead absorption will also continue to be adversely affected by reduced plant production during the third quarter of 2020. We are currently planning for our production to be down approximately 5 million units versus the third quarter of 2019.

In addition, our other tire-related businesses are being significantly affected by the weak economic environment. Our retail and chemical businesses have both stabilized somewhat during the second quarter of 2020 and the decline in business and leisure travel is continuing to adversely impact our aviation business. In total, the year-over-year earnings decline in our other tire-related businesses is expected to be $30 million to $50 million during the third quarter of 2020.

For the full year of 2020, we now expect our raw material costs will be a benefit of approximately $100 million compared to 2019, excluding transactional foreign currency and raw material cost saving measures. Natural and synthetic rubber prices and other commodity prices historically have been volatile, and this estimate could change significantly based on fluctuations in the cost of these and other key raw materials. We are continuing to focus on price and product mix, to substitute lower cost materials where possible, to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials.

Refer to “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) for a discussion of the factors that may impact our business, results of operations, financial condition or liquidity and “Forward-Looking Information — Safe Harbor Statement” in this Quarterly Report on Form 10-Q for a discussion of our use of forward-looking statements.

RESULTS OF OPERATIONS

CONSOLIDATED

Three Months Ended June 30, 2020 and 2019

Net sales in the second quarter of 2020 were $2,144 million, decreasing $1,488 million, or 41.0%, from $3,632 million in the second quarter of 2019. Goodyear net loss was $696 million, or $2.97 per share, in the second quarter of 2020, compared to net income of $54 million, or $0.23 per share, in the second quarter of 2019.

Net sales decreased in the second quarter of 2020, primarily due to lower global tire unit volume of $1,411 million, lower sales in other tire-related businesses of $165 million, primarily due to a decrease in third-party sales of chemical products in Americas and lower aviation sales globally, and unfavorable foreign currency translation of $69 million, primarily in EMEA and Americas. These decreases were partially offset by improvements in price and product mix of $158 million, primarily in Americas and EMEA.

Worldwide tire unit sales in the second quarter of 2020 were 20.4 million units, decreasing 17.0 million units, or 45.5%, from 37.4 million units in the second quarter of 2019. Replacement tire volume decreased 10.6 million units, or 39.2%, primarily in Americas and EMEA. OE tire volume decreased 6.4 million units, or 61.7%, primarily due to lower vehicle production globally.

Cost of goods sold (“CGS”) in the second quarter of 2020 was $2,216 million, decreasing $639 million, or 22.4%, from $2,855 million in the second quarter of 2019. CGS decreased primarily due to lower global tire unit volume of $1,073 million, foreign currency translation of $67 million, primarily in Americas and EMEA, and lower costs in other tire-related businesses of $61 million, driven by lower third-party chemical sales in Americas. These decreases were partially offset by higher conversion costs of $300 million, primarily due to lower factory utilization and other period costs, and the write-off of work-in-process inventory of approximately $11 million, both as a direct result of suspending production at our manufacturing facilities, primarily in Americas and EMEA, higher costs related to product mix of $156 million, primarily in Americas and EMEA, and higher raw material costs of $19 million, primarily in Americas and EMEA.

CGS in the second quarter of 2020 and 2019 included pension expense of $4 million. CGS in the second quarter of 2020 included accelerated depreciation of $86 million ($65 million after-tax and minority), primarily related to the plan to permanently close our Gadsden, Alabama manufacturing facility, compared to $1 million ($1 million after-tax and minority) in 2019. CGS in the second quarter of 2020 and 2019 included incremental savings from rationalization plans of $28 million and $2 million, respectively. CGS was 103.4% of sales in the second quarter of 2020 compared to 78.6% in the second quarter of 2019.

SAG in the second quarter of 2020 was $451 million, decreasing $135 million, or 23.0%, from $586 million in the second quarter of 2019. SAG decreased primarily due to lower wages and benefits of $55 million and lower advertising expense of $44 million, both relating to actions taken as a result of the COVID-19 pandemic, foreign currency translation of $16 million, and lower travel and entertainment expenses of $12 million.

SAG in the second quarter of 2020 and 2019 included pension expense of $4 million. SAG in the second quarter of 2020 and 2019 also included incremental savings from rationalization plans of $1 million and $4 million, respectively. SAG was 21.0% of sales in the second quarter of 2020, compared to 16.1% in the second quarter of 2019.

We recorded a non-cash impairment charge of $148 million ($113 million after-tax and minority) related to TireHub in the second quarter of 2020. For further information, refer to Note to the Consolidated Financial Statements No. 9, Other Assets and Investments.

We recorded net rationalization charges of $99 million ($76 million after-tax and minority) in the second quarter of 2020 and $4 million ($3 million after-tax and minority) in the second quarter of 2019. Net rationalization charges in the second quarter of 2020 primarily related to the plan to permanently close our Gadsden, Alabama manufacturing facility and additional termination benefits for associates at the closed Amiens, France manufacturing facility.  Net rationalization charges in the second quarter of 2019 primarily related to a plan to modernize two of our tire manufacturing facilities in Germany.

Interest expense in the second quarter of 2020 was $85 million, decreasing $3 million, or 3.4%, from $88 million in the second quarter of 2019. The decrease was due to a lower average interest rate of 5.04% in the second quarter of 2020 compared to 5.32% in the second quarter of 2019, partially offset by a higher average debt balance of $6,753 million in the second quarter of 2020 compared to $6,622 million in the second quarter of 2019.

Other (Income) Expense in the second quarter of 2020 was $34 million of expense, compared to $17 million of expense in the second quarter of 2019.  Other (Income) Expense in the second quarter of 2020 included net losses on asset sales of $3 million ($3 million after-tax and minority). The increase in net other expense was primarily due to foreign currency exchange as a result of the strengthening of the U.S. dollar, which was a loss of $4 million in the second quarter of 2020 and a gain of $11 million in the second quarter of 2019.

For the second quarter of 2020, we recorded a tax benefit of $186 million on a loss before income taxes of $889 million. Income tax expense for the three months ended June 30, 2020 includes net discrete charges of $2 million ($2 million after minority interest), related to various discrete tax adjustments.

For the second quarter of 2019, we recorded income tax expense of $26 million on a loss before income taxes of $82 million. Income tax expense for the three months ended June 30, 2019 includes net discrete charges of $6 million ($6 million after minority interest), primarily related to adjusting our deferred tax assets in Luxembourg for a change in the tax rate.

For further information regarding income taxes, refer to Note to the Consolidated Financial Statements No. 5, Income Taxes.

Minority shareholders’ net income (loss) in the second quarter of 2020 was a net loss of $7 million, compared to net income of $2 million in 2019.

Six Months Ended June 30, 2020 and 2019

Net sales in the first six months of 2020 were $5,200 million, decreasing $2,030 million, or 28.1%, from $7,230 million in the first six months of 2019. Goodyear net loss was $1,315 million, or $5.62 per share, in the first six months of 2020, compared to Goodyear net loss of $7 million, or $0.03 per share, in the first six months of 2019.

Net sales decreased in the first six months of 2020, primarily due to lower global tire unit volume of $1,935 million, lower sales in other tire-related business of $199 million, primarily due to a decrease in third-party sales of chemical products in Americas and lower aviation sales globally, and unfavorable foreign currency translation of $139 million, primarily in EMEA and Americas. These decreases were partially offset by improvements in price and product mix of $244 million, primarily in Americas and EMEA.

Worldwide tire unit sales in the first six months of 2020 were 51.7 million units, decreasing 23.7 million units, or 31.5%, from 75.4 million units in the first six months of 2019. Replacement tire volume decreased 15.0 million units, or 27.6%, primarily in Americas and EMEA. OE tire volume decreased 8.7 million units, or 41.3%, primarily due to lower vehicle production globally.

CGS in the first six months of 2020 was $4,768 million, decreasing $966 million, or 16.8%, from $5,734 million in the first six months of 2019. CGS decreased primarily due to lower global tire unit volume of $1,477 million, foreign currency translation of $124 million, primarily in EMEA and Americas, and lower costs in other tire-related businesses of $87 million, driven by lower third-party chemical sales in Americas. These decreases were partially offset by higher conversion costs of $362 million, primarily due to lower factory utilization and other period costs, and the write-off of work-in-process inventory of approximately $26 million, both as a direct result of suspending production at our manufacturing facilities, primarily in Americas and EMEA, and higher costs related to product mix of $244 million, primarily in Americas and EMEA.

CGS in the first six months of 2020 and 2019 included pension expense of $8 million. CGS in the first six months of 2020 included accelerated depreciation of $90 million ($69 million after-tax and minority), primarily related to the plan to permanently close our Gadsden, Alabama manufacturing facility, compared to $1 million ($1 million after-tax and minority) in 2019. CGS in the first six months of 2020 and 2019 included incremental savings from rationalization plans of $28 million and $3 million, respectively. CGS was 91.7% of sales in the first six months of 2020 compared to 79.3% in the first six months of 2019.

SAG in the first six months of 2020 was $1,032 million, decreasing $101 million, or 8.9%, from $1,133 million in the first six months of 2019. SAG decreased primarily due to lower wages and benefits of $42 million and lower advertising expense of $39 million, both relating to actions taken as a result of the COVID-19 pandemic, foreign currency translation of $26 million, primarily in EMEA and Americas, and lower travel and entertainment expenses of $12 million. These decreases were partially offset by a $20 million increase in expense related to potentially uncollectible accounts receivable, primarily in EMEA and Americas.

SAG in the first six months of 2020 and 2019 included pension expense of $8 million. SAG in the first six months of 2020 and 2019 included incremental savings from rationalization plans of $2 million and $10 million, respectively. SAG was 19.8% of sales in the first six months of 2020, compared to 15.7% in the first six months of 2019.

We recorded a non-cash goodwill impairment charge of $182 million ($178 million after-tax and minority) related to our EMEA reporting unit and a $148 million non-cash impairment charge ($113 million after-tax and minority) related to TireHub during the first six months of 2020. For further information, refer to Note to the Consolidated Financial Statements No. 8, Goodwill and Intangible Assets, and Note to the Consolidated Financial Statements No. 9, Other Assets and Investments.

We recorded net rationalization charges of $108 million ($83 million after-tax and minority) in the first six months of 2020 and $107 million ($90 million after-tax and minority) in the first six months of 2019. Net rationalization charges in the first six months of 2020 primarily related to the plan to permanently close our Gadsden, Alabama manufacturing facility and additional termination benefits for associates at the closed Amiens, France manufacturing facility. Net rationalization charges in the first six months of 2019 primarily related to a plan to modernize two of our tire manufacturing facilities in Germany and a plan to reduce manufacturing headcount and improve operating efficiency in Americas.

Interest expense in the first six months of 2020 was $158 million, decreasing $15 million, or 8.7%, from $173 million in the first six months of 2019. The decrease was due to a lower average interest rate of 4.92% in the first six months of 2020 compared to 5.42% in the first six months of 2019, partially offset by a higher average debt balance of $6,423 million in the first six months of 2020 compared to $6,378 million in the first six months of 2019.

Other (Income) Expense in the first six months of 2020 was $61 million of expense, compared to $39 million of expense in the first six months of 2019. Other (Income) Expense in the first six months of 2020 included pension settlement charges of $3 million ($2 million after-tax and minority) and net losses on asset sales of $2 million ($2 million after-tax and minority). The increase in net other expense was primarily due to foreign currency exchange as a result of the strengthening of the U.S. dollar, which was a loss of $3 million in the first six months of 2020 and a gain of $18 million in the first six months of 2019. Other (Income) Expense in the first six months of 2019 included net gains on asset sales of $6 million ($5 million after-tax and minority), charges of $5 million ($4 million after-tax and minority) for legal claims related to discontinued products, and a net gain on insurance recoveries of $3 million ($3 million after-tax and minority) related to Hurricanes Harvey and Irma.

In the first six months of 2020, we recorded income tax expense of $63 million on a loss before income taxes of $1,257 million. Income tax expense for the six months ended June 30, 2020 includes net discrete charges of $293 million ($293 million after minority interest), primarily related to the establishment of a valuation allowance on deferred tax assets for foreign tax credits during the first quarter of 2020 as discussed below.

In the first six months of 2019, we recorded income tax expense of $32 million on income before income taxes of $44 million. Income tax expense for the six months ended June 30, 2019 includes net discrete charges of $13 million ($12 million after minority interest). The net discrete tax charge includes a second quarter charge of $6 million related to adjusting our deferred tax assets in Luxembourg for a change in the tax rate and various first quarter net discrete charges of $7 million.

We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for the six months ended June 30, 2020 primarily relates to the discrete items noted above, a first quarter non-cash goodwill impairment charge of $182 million, and forecasted losses for the full year in foreign jurisdictions in which no tax benefits are recorded, which have been accentuated during 2020 by business interruptions resulting from the COVID-19 pandemic.  The difference between our effective tax rate and the U.S. statutory rate of 21% for the six months ended June 30,

2019 primarily relates to the discrete items noted above and the overall higher effective tax rate in the foreign jurisdictions in which we operate, partially offset by a benefit from our foreign derived intangible income deduction.

At June 30, 2020, we had approximately $1.1 billion of U.S. federal, state and local deferred tax assets, net of valuation allowances totaling $308 million, primarily related to foreign tax credits with limited lives. Approximately $900 million of these U.S. net deferred tax assets have unlimited lives and approximately $200 million have limited lives, substantially all of which expire after 2025.  In the U.S., we have cumulative positive profitability in the three-year period ended June 30, 2020; however, negative evidence of reduced profitability as a result of the continuing business disruption created by the COVID-19 pandemic must be considered in our assessment of our ability to realize our net deferred tax assets. While the disruption to our business is expected to be temporary, there is considerable uncertainty around the extent and duration of that disruption and we are currently expecting to incur a significant U.S. tax loss during the second half of 2020 as a result. Depending upon the magnitude of this loss as well as the continuing duration of pandemic-related disruptions and the timing of the subsequent recovery, a valuation allowance may be required against all of our U.S. net deferred tax assets in a future period.

At June 30, 2020 and December 31, 2019, our U.S. deferred tax assets included approximately $118 million and $403 million of foreign tax credits, net of valuation allowances of $298 million and $3 million, respectively, generated primarily from the receipt of foreign dividends. During the first quarter of 2020, we established a valuation allowance of $295 million against substantially all of these foreign tax credits with expiration dates through 2025.  Due to the sudden and sharp decline in industry demand and the temporary suspension of production at our U.S. manufacturing facilities as a result of the COVID-19 pandemic, we expect to incur a significant U.S. tax loss for 2020.  As loss carry-forwards must be utilized prior to foreign tax credits in offsetting future income for tax purposes, we concluded that it is no longer more likely than not that we will be able to utilize these foreign tax credits prior to their expiration. Our earnings and forecasts of future profitability along with our sources of foreign income provide us sufficient positive evidence that we will be able to utilize our remaining foreign tax credits that expire between 2025 and 2030.

At June 30, 2020 and December 31, 2019, we had approximately $1.3 billion and $1.2 billion of foreign deferred tax assets and valuation allowances of $993 million and $969 million, respectively.

For further information regarding income taxes and the realizability of our deferred tax assets, including our foreign tax credits, refer to Note to the Consolidated Financial Statements No. 5, Income Taxes.

Minority shareholders’ net income (loss) in the first six months of 2020 was a net loss of $5 million, compared to net income of $19 million in 2019.

SEGMENT INFORMATION

Segment information reflects our strategic business units (“SBUs”), which are organized to meet customer requirements and global competition and are segmented on a regional basis.

Results of operations are measured based on net sales to unaffiliated customers and segment operating income. Each segment exports tires to other segments. The financial results of each segment exclude sales of tires exported to other segments, but include operating income derived from such transactions. Segment operating income is computed as follows: Net Sales less CGS (excluding asset write-off and accelerated depreciation charges) and SAG (including certain allocated corporate administrative expenses). Segment operating income also includes certain royalties and equity in earnings of most affiliates. Segment operating income does not include net rationalization charges (credits), asset sales, goodwill and other asset impairment charges and certain other items.

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

Total segment operating loss for the second quarter of 2020 was $431 million, a change of $650 million from total segment operating income of $219 million in the second quarter of 2019. Total segment operating margin (segment operating income divided by segment sales) in the second quarter of 2020 was (20.1%), compared to 6.0% in the second quarter of 2019.  Total segment operating loss in the first six months of 2020 was $478 million, a change of $887 million from total segment operating income of $409 million in the first six months of 2019. Total segment operating margin in the first six months of 2020 was (9.2%), compared to 5.7% in the first six months of 2019.

Americas

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2020	2019	Change	Percent Change	2020	2019	Change	Percent Change
Tire Units	8.5	17.1	(8.6)	(50.4)%	23.0	33.8	(10.8)	(32.1)%
Net Sales	$1,134	$1,971	$(837)	(42.5)%	$2,807	$3,847	$(1,040)	(27.0)%
Operating Income (Loss)	(287)	134	(421)	(314.2)%	(287)	223	(510)	(228.7)%
Operating Margin	(25.3)%	6.8%			(10.2)%	5.8%

Three Months Ended June 30, 2020 and 2019

Americas unit sales in the second quarter of 2020 decreased 8.6 million units, or 50.4%, to 8.5 million units. Replacement tire volume decreased 5.8 million units, or 44.7%, primarily in our consumer business in the United States, Brazil and Canada due to lower sales resulting from the economic impacts of the COVID-19 pandemic, including the impact of a significant customer in the U.S. temporarily closing its auto care facilities. OE tire volume decreased 2.8 million units, or 68.4%, primarily in our consumer business in the United States, Brazil and Canada, driven by lower vehicle production as a result of the pandemic-related factory shutdowns at major OE manufacturers.

Net sales in the second quarter of 2020 were $1,134 million, decreasing $837 million, or 42.5%, from $1,971 million in the second quarter of 2019. The decrease in net sales was driven by lower tire volume of $779 million, lower sales in other tire-related businesses of $123 million, primarily due to a decrease in third-party sales of chemical products and lower aviation and retail sales, and unfavorable foreign currency translation of $25 million, primarily related to the Brazilian real. These decreases were partially offset by improvements in price and product mix of $90 million, driven by higher proportionate sales of commercial tires.

Operating loss in the second quarter of 2020 was $287 million, a change of $421 million from operating income of $134 million in the second quarter of 2019. The change in operating income (loss) was due to higher conversion costs of $182 million, primarily related to lower factory utilization and other period costs, and a write-off of work-in-process inventory of approximately $4 million, both as a direct result of suspending production at our manufacturing facilities, lower tire volume of $180 million, lower earnings in other tire-related businesses of $64 million, primarily due to a decrease in third-party sales of chemical products and lower aviation and retail sales, unfavorable price and product mix of $18 million and higher raw material costs of $12 million. These decreases were partially offset by lower SAG of $41 million, primarily related to lower wages and benefits and lower advertising expense relating to actions taken as a result of the COVID-19 pandemic. Conversion costs included savings from rationalization plans of $26 million in 2020. Price and product mix includes TireHub equity losses of $14 million and $15 million in the second quarter of 2020 and 2019, respectively.

Operating income (loss) in the second quarter of 2020 excluded the TireHub non-cash impairment charge of $148 million, as well as asset write-offs and accelerated depreciation of $86 million and rationalization charges of $69 million, primarily related to the plan to permanently close our Gadsden, Alabama manufacturing facility. Operating income (loss) in the second quarter of 2019 excluded rationalization charges of $2 million.

Six Months Ended June 30, 2020 and 2019

Americas unit sales in the first six months of 2020 decreased 10.8 million units, or 32.1%, to 23.0 million units. Replacement tire volume decreased 7.6 million units, or 29.7%, primarily in our consumer business in the United States, Brazil and Canada due to lower sales resulting from the economic impacts of the COVID-19 pandemic. OE tire volume decreased 3.2 million units, or 39.6%, primarily in our consumer business in the United States, Brazil and Canada, driven by lower vehicle production as a result of the pandemic-related factory shutdowns at major OE manufacturers.

Net sales in the first six months of 2020 were $2,807 million, decreasing $1,040 million, or 27.0%, from $3,847 million in the first six months of 2019. The decrease in net sales was driven by lower tire volume of $978 million, lower sales in other tire-related businesses of $143 million, primarily due to a decrease in third-party sales of chemical products and lower aviation and retail sales, and unfavorable foreign currency translation of $50 million, primarily related to the Brazilian real. These decreases were partially offset by improvements in price and product mix of $131 million, driven by higher proportionate sales of commercial tires.

Operating loss in the first six months of 2020 was $287 million, a change of $510 million from operating income of $223 million in the first six months of 2019. The change in operating income (loss) was due to lower tire volume of $219 million, higher conversion costs of $213 million, primarily related to lower factory utilization and other period costs, and the write-off of work-in-process inventory of approximately $13 million, both as a direct result of suspending production at our manufacturing facilities, lower earnings in other tire-related businesses of $70 million, primarily due to a decrease in third-party sales of chemical products and lower retail and aviation sales, and unfavorable price and product mix of $10 million. These decreases were partially offset by lower SAG of $17 million, primarily related to lower advertising expense and lower wages and benefits relating to actions taken as a result of the COVID-19 pandemic. Conversion costs included savings from rationalization plans of

$26 million in 2020. Price and product mix includes TireHub equity losses of $26 million and $25 million in the first six months of 2020 and 2019, respectively.

Operating income (loss) in the first six months of 2020 excluded the TireHub non-cash impairment charge of $148 million, as well as asset write-offs and accelerated depreciation of $89 million and rationalization charges of $72 million, primarily related to the plan to permanently close our Gadsden, Alabama manufacturing facility. Operating income (loss) in the first six months of 2019 excluded rationalization charges of $9 million.

Europe, Middle East and Africa

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2020	2019	Change	Percent Change	2020	2019	Change	Percent Change
Tire Units	7.3	13.3	(6.0)	(44.5)%	18.9	27.6	(8.7)	(31.5)%
Net Sales	$676	$1,141	$(465)	(40.8)%	$1,671	$2,362	$(691)	(29.3)%
Operating Income (Loss)	(110)	44	(154)	(350.0)%	(163)	98	(261)	(266.3)%
Operating Margin	(16.3)%	3.9%			(9.8)%	4.1%

Three Months Ended June 30, 2020 and 2019

Europe, Middle East and Africa unit sales in the second quarter of 2020 decreased 6.0 million units, or 44.5%, to 7.3 million units. Replacement tire volume decreased 3.7 million units, or 37.5%, primarily due to lower consumer replacement volumes reflecting decreased industry demand due to the economic impacts of the COVID-19 pandemic and expected declines resulting from our initiative to align distribution in Europe. OE tire volume decreased 2.3 million units, or 62.9%, primarily in our consumer business, driven by lower vehicle production as a result of the pandemic-related factory shutdowns at major OE manufacturers and our continued exit of declining, less profitable market segments.

Net sales in the second quarter of 2020 were $676 million, decreasing $465 million, or 40.8%, from $1,141 million in the second quarter of 2019. Net sales decreased primarily due to lower tire unit volume of $464 million, unfavorable foreign currency translation of $28 million, driven by the weakening of the Turkish lira, euro, South African rand and Russian ruble, and lower earnings in other tire-related businesses of $27 million, primarily due to lower aviation, motorcycle and racing sales. These decreases were partially offset by improvements in price and product mix of $54 million, driven by higher proportionate sales of commercial tires and our continued focus on 17-inch and above rim size consumer tires.

Operating loss in the second quarter of 2020 was $110 million, a change of $154 million from operating income of $44 million in the second quarter of 2019. The change in operating income (loss) was primarily due to lower tire unit volume of $115 million, as well as higher conversion costs of $90 million, primarily related to lower factory utilization and other period costs, and the write-off of work-in-process inventory of approximately $7 million, both as a direct result of suspending production at our manufacturing facilities. Earnings in other tire-related businesses decreased by $19 million, primarily due to lower aviation and motorcycle sales. These decreases were partially offset by lower SAG of $51 million, primarily related to lower advertising expense and lower wages and benefits relating to actions taken as a result of the COVID-19 pandemic, and improvements in price and product mix of $25 million.

Operating income (loss) in the second quarter of 2020 excluded net rationalization charges of $30 million and net losses on asset sales of $3 million. Operating income (loss) in the second quarter of 2019 excluded net rationalization charges of $2 million, accelerated depreciation of $1 million and net gains on asset sales of $1 million.

Six Months Ended June 30, 2020 and 2019

Europe, Middle East and Africa unit sales in the first six months of 2020 decreased 8.7 million units, or 31.5%, to 18.9 million units. Replacement tire volume decreased 5.5 million units, or 27.4%, primarily due to lower consumer replacement volumes reflecting decreased industry demand due to the economic impacts of the COVID-19 pandemic and expected declines resulting from our initiative to align distribution in Europe. OE tire volume decreased 3.2 million units, or 42.4%, primarily in our consumer business, driven by lower vehicle production as a result of the pandemic-related factory shutdowns at major OE manufacturers and our continued exit of declining, less profitable market segments.

Net sales in the first six months of 2020 were $1,671 million, decreasing $691 million, or 29.3%, from $2,362 million in the first six months of 2019. Net sales decreased primarily due to lower tire unit volume of $680 million, unfavorable foreign currency translation of $65 million, driven by the weakening of the euro, Turkish lira and South African rand, and lower earnings in other tire-related businesses of $38 million, primarily due to lower motorcycle, aviation and racing sales. These decreases were partially offset by improvements in price and product mix of $92 million, driven by higher proportionate sales of commercial tires and our continued focus on 17-inch and above rim size consumer tires.

Operating loss in the first six months of 2020 was $163 million, a change of $261 million from operating income of $98 million in the first six months of 2019. The change in operating income (loss) was primarily due to lower tire unit volume of $168 million, as well as higher conversion costs of $118 million, primarily related to lower factory utilization and other period costs, and the write-off of work-in-process inventory of approximately $12 million, both as a direct result of suspending production at our manufacturing facilities. Earnings in other tire-related businesses decreased by $18 million, primarily due to lower aviation sales. These decreases were partially offset by lower SAG of $36 million, primarily related to lower advertising expense and lower wages and benefits relating to actions taken as a result of the COVID-19 pandemic, and improvements in price and product mix of $27 million.

Operating income (loss) in the first six months of 2020 excluded a non-cash goodwill impairment charge of $182 million, net rationalization charges of $36 million, net losses on asset sales of $2 million and accelerated depreciation of $1 million. Operating income (loss) in the first six months of 2019 excluded net rationalization charges of $98 million, net gains on asset sales of $6 million and accelerated depreciation of $1 million.

Asia Pacific

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2020	2019	Change	Percent Change	2020	2019	Change	Percent Change
Tire Units	4.6	7.0	(2.4)	(35.6)%	9.8	14.0	(4.2)	(29.8)%
Net Sales	$334	$520	$(186)	(35.8)%	$722	$1,021	$(299)	(29.3)%
Operating Income (Loss)	(34)	41	(75)	(182.9)%	(28)	88	(116)	(131.8)%
Operating Margin	(10.2)%	7.9%			(3.9)%	8.6%

Three Months Ended June 30, 2020 and 2019

Asia Pacific unit sales in the second quarter of 2020 decreased 2.4 million units, or 35.6%, to 4.6 million units. OE tire volume decreased 1.3 million units, or 50.2%, primarily in our consumer business in India and China, driven by lower vehicle production as a result of the pandemic-related factory shutdowns at major OE manufacturers. Replacement tire volume decreased 1.1 million units, or 26.3%, primarily due to lower consumer replacement volumes reflecting decreased industry demand due to the economic impacts of the COVID-19 pandemic.

Net sales in the second quarter of 2020 were $334 million, decreasing $186 million, or 35.8%, from $520 million in the second quarter of 2019. Net sales decreased due to lower tire unit volume of $168 million, unfavorable foreign currency translation of $16 million, primarily related to the weakening of the Indian rupee and Australian dollar, and lower sales in other tire-related businesses of $15 million, primarily due to lower aviation sales. These decreases were partially offset by improvements in price and product mix of $14 million.

Operating loss in the second quarter of 2020 was $34 million, a change of $75 million from operating income of $41 million in the second quarter of 2019. The change in operating income (loss) was due to lower tire unit volume of $43 million, higher conversion costs of $28 million, primarily due to the impact of lower tire production on overhead absorption, and lower earnings in other tire-related businesses of $21 million. These decreases were partially offset by lower SAG of $20 million, primarily related to lower advertising expense and lower wages and benefits relating to actions taken as a result of the COVID-19 pandemic.

Six Months Ended June 30, 2020 and 2019

Asia Pacific unit sales in the first six months of 2020 decreased 4.2 million units, or 29.8%, to 9.8 million units. OE tire volume decreased 2.3 million units, or 42.2%, primarily in our consumer business in China and India, driven by lower vehicle production as a result of the pandemic-related factory shutdowns at major OE manufacturers. Replacement tire volume decreased 1.9 million units, or 21.8%, primarily due to lower consumer replacement volumes reflecting decreased industry demand due to the economic impacts of the COVID-19 pandemic.

Net sales in the first six months of 2020 were $722 million, decreasing $299 million, or 29.3%, from $1,021 million in the first six months of 2019. Net sales decreased due to lower tire unit volume of $277 million, unfavorable foreign currency translation of $24 million, primarily related to the weakening of the Australian dollar and Indian rupee, and lower sales in other tire-related businesses of $18 million, primarily due to lower aviation sales. These decreases were partially offset by improvements in price and product mix of $21 million.

Operating loss in the first six months of 2020 was $28 million, a change of $116 million from operating income of $88 million in the first six months of 2019. The change in operating income (loss) was due to lower tire unit volume of $71 million, higher conversion costs of $31 million, primarily due to the impact of lower tire production on overhead absorption, lower earnings in other tire-related businesses of $24 million, and unfavorable price and product mix of $17 million. These decreases were partially offset by lower SAG of $22 million, primarily related to lower wages and benefits and lower advertising expense relating to actions taken as a result of the COVID-19 pandemic.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.

In April 2020, we amended and restated our $2.0 billion first lien revolving credit facility. Changes to the facility include extending the maturity to April 9, 2025 and increasing the borrowing base for the facility by increasing the amount attributable to the value of our principal trademarks and adding the value of eligible machinery and equipment, which improved our availability under the facility by approximately $275 million at June 30, 2020. The interest rate for loans under the facility increased by 50 basis points to LIBOR plus 175 basis points, based on our current liquidity, and undrawn amounts under the facility will be subject to an annual commitment fee of 25 basis points.

In May 2020, we further enhanced our liquidity position by issuing $800 million of 9.5% senior notes due 2025.  We intend to use the net proceeds from the issuance of these notes for general corporate purposes, including repaying or redeeming our outstanding $282 million 8.75% notes at or prior to their maturity on August 15, 2020.

At June 30, 2020, we had $1,006 million in cash and cash equivalents, compared to $908 million at December 31, 2019. For the six months ended June 30, 2020, net cash used by operating activities was $820 million, reflecting our net loss for the period of $1,320 million, which includes non-cash charges for depreciation and amortization of $472 million, goodwill and other asset impairments of $330 million and rationalizations of $108 million, cash used for working capital of $520 million, and rationalization payments of $101 million. Net cash used by investing activities was $390 million, primarily representing capital expenditures of $363 million. Net cash provided by financing activities was $1,324 million, due to net borrowings of $1,414 million, partially offset by debt-related costs and other financing transactions of $53 million and cash used for first quarter dividends of $37 million.

At June 30, 2020, we had $2,938 million of unused availability under our various credit agreements, compared to $3,554 million at December 31, 2019. The table below presents unused availability under our credit facilities at those dates:

(In millions)	June 30, 2020	December 31, 2019
First lien revolving credit facility	$1,651	$1,662
European revolving credit facility	762	899
Chinese credit facilities	251	290
Other domestic and international debt	38	338
Notes payable and overdrafts	236	365
	$2,938	$3,554

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

We expect our 2020 cash flow needs to include capital expenditures of up to $700 million. We also expect interest expense to be $350 million to $375 million; rationalization payments to be $200 million to $225 million; income tax payments to be approximately $60 million; dividends on our common stock to be $37 million, which reflects the dividend already paid in the first quarter of 2020; and contributions to our funded non-U.S. pension plans to be approximately $25 million. We expect working capital to be a source of cash for the full year of 2020.

Following the repayment of our outstanding $282 million 8.75% notes due August 15, 2020, we expect our liquidity to remain strong in the second half of the year. However, the borrowing base under our first lien revolving credit facility is dependent, in significant part, on our eligible accounts receivable and inventory, which have declined as a result of our lower sales and production levels due to the COVID-19 pandemic. A decline in our borrowing base would reduce our availability under the first lien revolving credit facility. Additionally, the amounts available to us from our pan-European accounts receivable securitization facility and other accounts receivable factoring programs have declined since December 31, 2019 due to the decline in our accounts receivable as a result of the impacts of the COVID-19 pandemic on our sales.

We are actively monitoring our liquidity and have taken a number of actions aimed at mitigating the negative consequences of the COVID-19 pandemic on our cash flows and liquidity, such as suspending production at most of our manufacturing facilities during parts of the first half of 2020, reducing our second quarter payroll costs through a combination of furloughs, temporary salary reductions and salary deferrals, refinancing our first lien revolving credit facility to extend its maturity and increase its borrowing base, issuing $800 million of 9.5% senior notes due 2025, temporarily suspending the quarterly dividend on our common stock, reducing capital expenditures and discretionary spending, and using governmental relief efforts to defer payroll and other tax payments globally. We intend to operate the business in a way that allows us to address our cash flow needs with our existing cash and available credit if they cannot be funded by cash generated from operating or other financing activities.  We believe that our liquidity position is adequate to fund our operating and investing needs and debt maturities in 2020 and to provide us with the ability to respond to further changes in the business environment.

Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China and South Africa, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese and South African subsidiaries, which are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At June 30, 2020, approximately $596 million of net assets, including $205 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China and South Africa have not adversely impacted our ability to make transfers out of those countries.

Operating Activities

Net cash used by operating activities was $820 million in the first six months of 2020, increasing $529 million compared to net cash used by operating activities of $291 million in the first six months of 2019.

The increase in net cash used by operating activities was driven by a decrease in operating income from our SBUs of $887 million and higher cash payments for rationalizations of $68 million, primarily due to cash payments made during 2020 related to the voluntary buy-out plan at our Gadsden, Alabama manufacturing facility. These uses of cash were partially offset by a decrease in cash used for working capital of $213 million, as well as the favorable impact of a $156 million change in Other Assets and Liabilities on the Balance Sheet, driven by reimbursements from foreign governments for furloughed associates, a decrease in equity investments primarily due to our 50% share of TireHub’s net losses and a decrease in deferred and other non-current income tax assets.

The decrease in cash used for working capital reflects decreases in cash used for Accounts Receivable of $481 million and Inventory of $537 million, partially offset by an increase in cash used for Accounts Payable – Trade of $805 million. These changes were driven by the impacts of the COVID-19 pandemic, which included lower sales volume as well as mitigating actions taken by us, such as suspending production at our manufacturing facilities and reducing expenditures.

Investing Activities

Net cash used by investing activities was $390 million in the first six months of 2020, compared to $419 million in the first six months of 2019. Capital expenditures were $363 million in the first six months of 2020, compared to $401 million in the first six months of 2019. Beyond expenditures required to sustain our facilities, capital expenditures in 2020 and 2019 primarily related to investments in additional 17-inch and above capacity around the world.

Financing Activities

Net cash provided by financing activities was $1,324 million in the first six months of 2020, compared to net cash provided by financing activities of $811 million in the first six months of 2019. Financing activities in 2020 included net borrowings of $1,414 million, which were partially offset by debt-related costs and other financing transactions of $53 million and dividends on our common stock of $37 million. Financing activities in 2019 included net borrowings of $926 million, which were partially offset by dividends on our common stock of $74 million.

Credit Sources

In aggregate, we had total credit arrangements of $9,751 million available at June 30, 2020, of which $2,938 million were unused, compared to $9,054 million available at December 31, 2019, of which $3,554 million were unused. At June 30, 2020, we had long term credit arrangements totaling $8,786 million, of which $2,702 million were unused, compared to $8,320 million and $3,189 million, respectively, at December 31, 2019. At June 30, 2020, we had short term committed and uncommitted credit arrangements totaling $965 million, of which $236 million were unused, compared to $734 million and $365 million, respectively, at December 31, 2019. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.

Outstanding Notes

At June 30, 2020, we had $4,115 million of outstanding notes compared to $3,311 million at December 31, 2019.  In May 2020, we issued $800 million in aggregate principal amount of 9.5% senior notes due 2025.

$2.0 billion Amended and Restated First Lien Revolving Credit Facility due 2025

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

Our amended and restated first lien revolving credit facility is available in the form of loans or letters of credit.  Up to $800 million in letters of credit and $50 million of swingline loans are available for issuance under the facility.  Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks in an amount not to exceed $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $200 million. To the extent that our eligible accounts receivable and inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of June 30, 2020, our borrowing base, and therefore our availability, under the facility was $331 million below the facility's stated amount of $2.0 billion.

At June 30, 2020, we had no borrowings and $17 million of letters of credit issued under the revolving credit facility. At December 31, 2019, we had no borrowings and $37 million of letters of credit issued under the revolving credit facility.

At June 30, 2020, we had $333 million in letters of credit issued under bilateral letter of credit agreements.

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

At June 30, 2020 and December 31, 2019, the amounts outstanding under this facility were $400 million.

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

At June 30, 2020, there were no borrowings outstanding under the German tranche, $135 million (€120 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility. At December 31, 2019, there were no borrowings and no letters of credit outstanding under the European revolving credit facility.

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

At June 30, 2020, the amounts available and utilized under this program totaled $157 million (€140 million). At December 31, 2019, the amounts available and utilized under this program totaled $327 million (€291 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At June 30, 2020, the gross amount of receivables sold was $349 million, compared to $548 million at December 31, 2019.

Supplier Financing

We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institution acts as our paying agent with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under the programs. Agreements for such financing programs totaled up to $500 million at June 30, 2020 and December 31, 2019.

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

For a further description of the terms of our outstanding notes, first lien revolving credit facility, second lien term loan facility, European revolving credit facility and pan-European accounts receivable securitization facility, refer to Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments, in our 2019 Form 10‑K and Note to the Consolidated Financial Statements No. 10, Financing Arrangements and Derivative Financial Instruments, in this Form 10-Q.

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

We have additional financial covenants in our first and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•

We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $200 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for the most recent period of four consecutive fiscal quarters. As of June 30, 2020, our availability under this facility of $1,651 million, plus our Available Cash of $222 million, totaled $1,873 million, which is in excess of $200 million.

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

In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first and second lien credit facilities that are described above and a financial covenant applicable only to GEBV and its subsidiaries. This financial covenant provides that we are not permitted to allow GEBV’s ratio of Consolidated Net GEBV Indebtedness to Consolidated GEBV EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net GEBV Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GEBV and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries, and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net GEBV Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At June 30, 2020, we were in compliance with this financial covenant.

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

At June 30, 2020, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.

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

In the first six months of 2020, we paid cash dividends of $37 million on our common stock, all of which was paid in the first quarter of 2020. This amount excludes dividends earned on stock-based compensation plans of approximately $1 million for the first six months of 2020. On April 16, 2020, we announced that we have temporarily suspended the quarterly dividend on our common stock.

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

Supplemental Guarantor Financial Information

Certain of our subsidiaries, which are listed on Exhibit 22 to this Quarterly Report on Form 10-Q and are generally holding companies or smaller operating companies, have guaranteed our obligations under the $282 million outstanding principal amount of 8.75% notes due 2020, the $1.0 billion outstanding principal amount of 5.125% senior notes due 2023, the $800 million outstanding principal amount of 9.5% senior notes due 2025, the $900 million outstanding principal amount of 5% senior notes due 2026 and the $700 million outstanding principal amount of 4.875% senior notes due 2027 (collectively, the “Notes”).

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

	Summarized Balance Sheets
(In millions)	June 30, 2020	December 31, 2019
Total Current Assets(1)	$4,474	$4,669
Total Non-Current Assets	5,459	5,876

Total Current Liabilities	$1,876	$2,371
Total Non-Current Liabilities	7,527	6,796

(1)	Includes receivables due from Non-Guarantor Subsidiaries of $2,256 million and $2,124 million as of June 30, 2020 and December 31, 2019, respectively.

	Summarized Statements of Operations
(In millions)	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Net Sales	$2,676	$7,390
Cost of Goods Sold	2,594	5,907
Selling, Administrative and General Expense	515	1,136
Goodwill and Other Asset Impairments	148	—
Rationalizations	73	86
Interest Expense	124	230
Other (Income) Expense	17	11
Income (Loss) before Income Taxes(2)	$(795)	$20

Net Income (Loss)	$(896)	$303
Goodyear Net Income (Loss)	$(896)	$303
(2)

Includes income from intercompany transactions with Non-Guarantor Subsidiaries of $212 million for the six months ended June 30, 2020, primarily from royalties, intercompany product sales, interest and dividends, and $515 million for the year ended December 31, 2019, primarily from royalties, intercompany product sales, commissions and dividends.

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

Interest Rate Risk

We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At June 30, 2020, 30% of our debt was at variable interest rates averaging 3.03%.

The following table presents information about long term fixed rate debt, excluding finance leases, at June 30, 2020:

(In millions)
Carrying amount — liability	$4,299
Fair value — liability	4,196
Pro forma fair value — liability	4,354

The pro forma information assumes a 100 basis point decrease in market interest rates at June 30, 2020, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.

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

The following table presents net foreign currency contract information at June 30, 2020:

(In millions)
Fair value — asset (liability)	$(16)
Pro forma decrease in fair value	(213)
Contract maturities	7/20-5/21

The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at June 30, 2020, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

Fair values are recognized on the Consolidated Balance Sheet at June 30, 2020 as follows:

(In millions)
Current asset (liability):
Accounts receivable	$6
Other current liabilities	(22)

Long term asset (liability):
Other assets	$—
Other long term liabilities	—

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

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2020 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Asbestos Litigation

As reported in our Form 10-K for the year ended December 31, 2019, we were one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 39,600 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the first six months of 2020, approximately 600 new claims were filed against us and approximately 1,400 were settled or dismissed. The amounts expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the second quarter and the first six months of 2020 was $3 million and $5 million, respectively. At June 30, 2020, there were approximately 38,800 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. Refer to Note to the Consolidated Financial Statements No. 14, Commitments and Contingent Liabilities, for additional information on asbestos litigation.

Amiens Labor Claims

Approximately 850 former employees of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims totaling approximately €140 million ($157 million) against Goodyear France SAS. On May 28, 2020, Goodyear France SAS received a judgment from the labor court with respect to approximately 790 of these former employees.  As a result of this ruling, we accrued €22 million ($25 million) in the second quarter of 2020 for estimated damages.  We have appealed this ruling and will continue to vigorously defend ourselves against these claims and any additional claims that may be asserted against us.

Reference is made to Item 3 of Part I of our 2019 Form 10-K and to Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 for additional discussion of legal proceedings.

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

The tire industry has been particularly negatively impacted by this evolving situation, characterized by a sudden and sharp decline in replacement tire demand and original equipment manufacturers suspending or severely limiting automobile production globally.  Our results have been, and are likely to continue to be, adversely impacted by this economic disruption, including lower tire unit volume, sales, income and cash flow.  In addition, our ability to continue implementing important strategic initiatives and capital expenditures may be reduced as we devote time and other resources to responding to the impacts of the COVID-19 pandemic.

In March 2020, we announced the suspension of production at our manufacturing facilities in Europe and the Americas due to the COVID-19 pandemic.  Production was suspended or significantly limited at most of our manufacturing facilities around the world during parts of the first half of 2020.  During the second quarter of 2020, we completed a phased restart of our manufacturing facilities and gradually increased tire production. Our decisions to increase production further will be based on an evaluation of market demand signals, inventory and supply levels, as well as our ability to continue to safeguard the health of our associates.  While we intend to further increase production during the second half of 2020, we may experience unexpected delays or obstacles, such as disruptions in our supply chain or government mandates, that may hamper our ability to do so.  Further, we may not be able to operate at optimal levels of efficiency given new work rules and procedures that were implemented to protect our associates.  The suspension of production at some of our manufacturing facilities, or difficulties or inefficiencies in resuming or increasing production, is likely to adversely impact our future results of operations, financial condition and liquidity, and that impact may be material.

Our primary sources of liquidity are cash generated from our operating and financing activities.  Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.  If the COVID-19 pandemic continues for an extended period of time or worsens, our liquidity position may deteriorate.  While we are actively monitoring our liquidity and have taken a number of actions aimed at mitigating the negative consequences of the COVID-19 pandemic on our cash flows and liquidity, our cash flows from operating activities may continue to decline if global economic activity remains low and we may be unable to have sufficient access to credit or other capital.  For example, the borrowing base under our first lien revolving credit facility is dependent, in significant part, on our eligible accounts receivable and inventory, which have declined as a result of our lower sales and production levels due to the COVID-19 pandemic.  Additionally, our European revolving credit facility contains a leverage ratio covenant applicable to Goodyear Europe B.V. and its subsidiaries.  While we are currently in compliance with this covenant, if we were unable to satisfy this covenant in the future or obtain a waiver from our lenders, we would no longer be able to access our €800 million European revolving credit facility or our pan-European accounts receivable securitization facility.

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

Reference is made to Item 1A of Part I of our 2019 Form 10-K and to Item 1A of Part II of our quarterly report on Form 10-Q for the quarterly period ended March 31, 2020 for a discussion of our risk factors.

ITEM 6. EXHIBITS.

Refer to the Index of Exhibits, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

THE GOODYEAR TIRE & RUBBER COMPANY

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2020

INDEX OF EXHIBITS

Exhibit Table Item No.	Description of Exhibit	Exhibit Number
4	Instruments Defining the Rights of Security Holders, Including Indentures

Seventh Supplemental Indenture, dated as of May 18, 2020, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed May 18, 2020, File No. 1-1927).

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

The cover page from the Company's Quarterly Report on Form10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	July 31, 2020	By	/s/ EVAN M. SCOCOS
Evan M. Scocos, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the Principal Accounting Officer of the Registrant.)