Form 10-Q
period 2020-09-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2020-10-30
CIK 42582

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at September 30, 2020:	233,134,083

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
EX-101.CAL CALCULATION LINKBASE DOCUMENT
EX-101.DEF DEFINITION LINKBASE DOCUMENT
EX-101.LAB LABELS LINKBASE DOCUMENT
EX-101.PRE PRESENTATION LINKBASE DOCUMENT
EX-104

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2020	2019	2020	2019
Net Sales (Note 2)	$3,465	$3,802	$8,665	$11,032
Cost of Goods Sold	2,775	2,965	7,543	8,699
Selling, Administrative and General Expense	555	572	1,587	1,705
Goodwill and Other Asset Impairments (Notes 8 and 9)	—	—	330	—
Rationalizations (Note 3)	25	21	133	128
Interest Expense	88	88	246	261
Other (Income) Expense (Note 4)	32	35	93	74
Income (Loss) before Income Taxes	(10)	121	(1,267)	165
United States and Foreign Tax Expense (Benefit) (Note 5)	(13)	31	50	63
Net Income (Loss)	3	90	(1,317)	102
Less: Minority Shareholders’ Net Income	5	2	—	21
Goodyear Net Income (Loss)	$(2)	$88	$(1,317)	$81
Goodyear Net Income (Loss) — Per Share of Common Stock
Basic	$(0.01)	$0.38	$(5.62)	$0.35
Weighted Average Shares Outstanding (Note 6)	234	233	234	233
Diluted	$(0.01)	$0.38	$(5.62)	$0.35
Weighted Average Shares Outstanding (Note 6)	234	234	234	234

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Net Income (Loss)	$3	$90	$(1,317)	$102
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of $2 and ($2) in 2020 (($1) and $3 in 2019)	(16)	(96)	(248)	(82)
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $9 and $26 in 2020 ($8 and $24 in 2019)	27	26	82	78
(Increase)/decrease in net actuarial losses, net of tax of ($1) and ($3) in 2020 (($3) and $1 in 2019)	(3)	(11)	(12)	2
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures, net of tax of $4 and $3 in 2020 ($0 and $0 in 2019)	14	—	14	—
Prior service cost from plan amendments, net of tax of $0 and $0 in 2020 ($0 and $0 in 2019)	—	—	—	(1)
Deferred derivative gains (losses), net of tax of $0 and $1 in 2020 ($4 and $4 in 2019)	(1)	10	18	14
Reclassification adjustment for amounts recognized in income, net of tax of $0 and $0 in 2020 ($0 and ($1) in 2019)	(3)	(3)	(11)	(8)
Other Comprehensive Income (Loss)	18	(74)	(157)	3
Comprehensive Income (Loss)	21	16	(1,474)	105
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	3	(1)	(11)	21
Goodyear Comprehensive Income (Loss)	$18	$17	$(1,463)	$84

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In millions, except share data)	2020	2019
Assets:
Current Assets:
Cash and Cash Equivalents	$1,057	$908
Accounts Receivable, less Allowance — $149 ($111 in 2019)	2,251	1,941
Inventories:
Raw Materials	479	530
Work in Process	132	143
Finished Products	1,541	2,178
	2,152	2,851
Prepaid Expenses and Other Current Assets	235	234
Total Current Assets	5,695	5,934
Goodwill (Note 8)	393	565
Intangible Assets (Note 8)	135	137
Deferred Income Taxes (Note 5)	1,472	1,527
Other Assets (Note 9)	805	959
Operating Lease Right-of-Use Assets	852	855
Property, Plant and Equipment, less Accumulated Depreciation — $10,576 ($10,488 in 2019)	6,840	7,208
Total Assets	$16,192	$17,185

Liabilities:
Current Liabilities:
Accounts Payable — Trade	$2,330	$2,908
Compensation and Benefits (Notes 12 and 13)	554	536
Other Current Liabilities	873	734
Notes Payable and Overdrafts (Note 10)	529	348
Operating Lease Liabilities due Within One Year	196	199
Long Term Debt and Finance Leases due Within One Year (Note 10)	411	562
Total Current Liabilities	4,893	5,287
Operating Lease Liabilities	685	668
Long Term Debt and Finance Leases (Note 10)	5,708	4,753
Compensation and Benefits (Notes 12 and 13)	1,319	1,334
Deferred Income Taxes (Note 5)	80	90
Other Long Term Liabilities	468	508
Total Liabilities	13,153	12,640
Commitments and Contingent Liabilities (Note 14)
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 233 million in 2020 and 2019	233	233
Capital Surplus	2,163	2,141
Retained Earnings	4,746	6,113
Accumulated Other Comprehensive Loss	(4,282)	(4,136)
Goodyear Shareholders’ Equity	2,860	4,351
Minority Shareholders’ Equity — Nonredeemable	179	194
Total Shareholders’ Equity	3,039	4,545
Total Liabilities and Shareholders’ Equity	$16,192	$17,185

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(Dollars in millions, except per share amounts)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2019
(after deducting 45,813,109 common treasury shares)	232,650,318	$233	$2,141	$6,113	$(4,136)	$4,351	$194	$4,545
Comprehensive income (loss):
Net income (loss)				(1,315)		(1,315)	(5)	(1,320)
Foreign currency translation (net of tax of ($4))					(223)	(223)	(9)	(232)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $17)					55	55		55
Increase in net actuarial losses (net of tax of ($2))					(9)	(9)		(9)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of ($1))					-	-		-
Deferred derivative gains (net of tax of $1)					19	19		19
Reclassification adjustment for amounts recognized in income (net of tax of $0)					(8)	(8)		(8)
Other comprehensive income (loss)						(166)	(9)	(175)
Total comprehensive income (loss)						(1,481)	(14)	(1,495)
Adoption of new accounting standards update (Note 1)				(12)		(12)		(12)
Stock-based compensation plans			15			15		15
Dividends declared				(38)		(38)		(38)
Common stock issued from treasury	360,244		(2)			(2)		(2)
Balance at June 30, 2020
(after deducting 45,452,865 common treasury shares)	233,010,562	$233	$2,154	$4,748	$(4,302)	$2,833	$180	$3,013
Comprehensive income (loss):
Net income (loss)				(2)		(2)	5	3
Foreign currency translation (net of tax of $2)					(14)	(14)	(2)	(16)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $9)					27	27		27
Increase in net actuarial losses (net of tax of ($1))					(3)	(3)		(3)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $4)					14	14		14
Deferred derivative gains (net of tax of $0)					(1)	(1)		(1)
Reclassification adjustment for amounts recognized in income (net of tax of $0)					(3)	(3)		(3)
Other comprehensive income (loss)						20	(2)	18
Total comprehensive income						18	3	21
Stock-based compensation plans			9			9		9
Dividends declared							(4)	(4)
Common stock issued from treasury	123,521
Balance at September 30, 2020
(after deducting 45,329,344 common treasury shares)	233,134,083	$233	$2,163	$4,746	$(4,282)	$2,860	$179	$3,039

We declared and paid cash dividends of $0.16 per Common Share for the nine months ended September 30, 2020.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2020	2019
Cash Flows from Operating Activities:
Net Income (Loss)	$(1,317)	$102
Adjustments to Reconcile Net Income (Loss) to Cash Flows from Operating Activities:
Depreciation and Amortization	665	584
Amortization and Write-Off of Debt Issuance Costs	9	12
Goodwill and Other Asset Impairments (Notes 8 and 9)	330	—
Provision for Deferred Income Taxes (Note 5)	10	(33)
Net Pension Curtailments and Settlements	19	1
Net Rationalization Charges (Note 3)	133	128
Rationalization Payments	(144)	(46)
Net (Gains) Losses on Asset Sales (Note 4)	2	(5)
Operating Lease Expense	217	221
Operating Lease Payments	(193)	(201)
Pension Contributions and Direct Payments	(40)	(51)
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(502)	(785)
Inventories	655	(166)
Accounts Payable — Trade	(425)	(110)
Compensation and Benefits	95	129
Other Current Liabilities	75	16
Other Assets and Liabilities	172	65
Total Cash Flows from Operating Activities	(239)	(139)
Cash Flows from Investing Activities:
Capital Expenditures	(487)	(561)
Asset Dispositions	—	2
Short Term Securities Acquired	(56)	(73)
Short Term Securities Redeemed	71	67
Notes Receivable	(35)	(7)
Other Transactions	(8)	(12)
Total Cash Flows from Investing Activities	(515)	(584)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	1,555	1,451
Short Term Debt and Overdrafts Paid	(1,339)	(1,357)
Long Term Debt Incurred	5,942	4,797
Long Term Debt Paid	(5,149)	(3,941)
Common Stock Issued	—	1
Common Stock Dividends Paid (Note 15)	(37)	(111)
Transactions with Minority Interests in Subsidiaries	(3)	(26)
Debt Related Costs and Other Transactions	(14)	(25)
Total Cash Flows from Financing Activities	955	789
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(46)	(13)
Net Change in Cash, Cash Equivalents and Restricted Cash	155	53
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	974	873
Cash, Cash Equivalents and Restricted Cash at End of the Period	$1,129	$926

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

We maintain a robust business continuity plan to adequately respond to situations such as the COVID-19 pandemic, including a framework for remote work arrangements, in order to effectively maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures.

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

Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results expected for the year ending December 31, 2020.

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

The following table presents the balance of allowances for credit losses, which represents our allowance for doubtful accounts associated with accounts receivable, and the changes during the six months ended June 30, 2020 and three months ended September 30, 2020:

(In millions)	Americas	Europe, Middle East & Africa	Asia Pacific	Total
Balance at January 1, 2020	$38	$78	$10	$126
Current period provision	8	16	1	25
Write-offs charged against the allowance	(2)	(2)	—	(4)
Translation	(3)	(1)	—	(4)
Balance at June 30, 2020	$41	$91	$11	$143
Current period provision	1	5	1	7
Write-offs charged against the allowance	(1)	(3)	—	(4)
Translation	—	3	—	3
Balance at September 30, 2020	$41	$96	$12	$149

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

Restricted Cash

The following table provides a reconciliation of Cash, Cash Equivalents and Restricted Cash as reported within the Consolidated Statements of Cash Flows:

	September 30,
(In millions)	2020	2019
Cash and Cash Equivalents	$1,057	$868
Restricted Cash	72	58
Total Cash, Cash Equivalents and Restricted Cash	$1,129	$926

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

NOTE 2. NET SALES

The following tables show disaggregated net sales from contracts with customers by major source:

	Three Months Ended September 30, 2020
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$1,443	$1,051	$450	$2,944
Other tire and related sales	149	76	29	254
Retail services and service related sales	146	28	6	180
Chemical sales	80	—	—	80
Other	5	1	1	7
Net Sales by reportable segment	$1,823	$1,156	$486	$3,465

	Three Months Ended September 30, 2019
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$1,624	$1,109	$500	$3,233
Other tire and related sales	185	82	25	292
Retail services and service related sales	136	12	23	171
Chemical sales	99	—	—	99
Other	5	2	—	7
Net Sales by reportable segment	$2,049	$1,205	$548	$3,802

	Nine Months Ended September 30, 2020
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$3,584	$2,550	$1,097	$7,231
Other tire and related sales	409	211	75	695
Retail services and service related sales	407	63	34	504
Chemical sales	220	—	—	220
Other	10	3	2	15
Net Sales by reportable segment	$4,630	$2,827	$1,208	$8,665

	Nine Months Ended September 30, 2019
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$4,658	$3,264	$1,425	$9,347
Other tire and related sales	496	272	87	855
Retail services and service related sales	406	27	55	488
Chemical sales	322	—	—	322
Other	14	4	2	20
Net Sales by reportable segment	$5,896	$3,567	$1,569	$11,032

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

When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue included in Other Current Liabilities in the Consolidated Balance Sheets totaled $25 million and $23 million at September 30, 2020 and December 31, 2019, respectively. Deferred revenue included in Other Long Term Liabilities in the Consolidated Balance Sheets totaled $29 million and $31 million at September 30, 2020 and December 31, 2019, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.

The following table presents the balance of deferred revenue related to contracts with customers, and changes during the nine months ended September 30, 2020:

(In millions)
Balance at December 31, 2019	$54
Revenue deferred during period	117
Revenue recognized during period	(117)
Impact of foreign currency translation	—
Balance at September 30, 2020	$54

NOTE 3. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS

In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce high-cost and excess manufacturing capacity and associate headcount.

The following table shows the roll-forward of our liability between periods:

	Associate-
(In millions)	Related Costs	Other Costs	Total
Balance at December 31, 2019	$220	$—	$220
2020 Charges(1)	115	15	130
Incurred, net of foreign currency translation of $5 million and $0 million, respectively	(124)	(15)	(139)
Balance at September 30, 2020	$211	$—	$211
(1)	Charges of $130 million in 2020 exclude net charges of $3 million for benefit plan curtailments and settlements recorded in Rationalizations in the Statement of Operations.

On April 17, 2020, we reached a tentative bargaining agreement, which was ratified on May 1, 2020, and subsequently permanently closed our Gadsden, Alabama tire manufacturing facility (“Gadsden”) as part of our continuing strategy to strengthen the competitiveness of our manufacturing footprint by curtailing production of tires for declining, less profitable segments of the tire market. The plan will result in approximately 470 job reductions. We have $38 million accrued related to this plan at September 30, 2020, which is expected to be substantially paid through 2021.

During the first quarter of 2019, we approved a plan to modernize two of our tire manufacturing facilities in Germany. We have $91 million accrued related to this plan at September 30, 2020, which is expected to be substantially paid through 2022.

The remainder of the accrual balance at September 30, 2020 is expected to be substantially utilized in the next 12 months and includes $33 million related to the closed Amiens, France tire manufacturing facility, $16 million related to global plans to reduce Selling, Administrative and General Expense (“SAG”) headcount, $11 million related to plans to reduce manufacturing headcount and improve operating efficiency in Europe, Middle East and Africa ("EMEA"), and $8 million related to a plan primarily to offer voluntary buy-outs to certain associates at Gadsden.

The following table shows net rationalization charges included in Income (Loss) before Income Taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Current Year Plans
Associate Severance and Other Related Costs	$6	$17	$72	$115
Benefit Plan Curtailments/Settlements/Termination Benefits	2	—	7	1
Other Exit Costs	5	3	7	7
Current Year Plans - Net Charges	$13	$20	$86	$123

Prior Year Plans
Associate Severance and Other Related Costs	$10	$(2)	$43	$(2)
Benefit Plan Curtailments/Settlements/Termination Benefits	—	1	(4)	—
Other Exit Costs	2	2	8	7
Prior Year Plans - Net Charges	12	1	47	5
Total Net Charges	$25	$21	$133	$128
Asset Write-off and Accelerated Depreciation Charges(1)	$4	$1	$94	$2
(1)	Asset write-off and accelerated depreciation charges for the three and nine months ended September 30, 2020 are primarily related to the permanent closure of Gadsden.

Substantially all of the new charges for the three and nine months ended September 30, 2020 and 2019 related to future cash outflows. Current year plan charges for the three and nine months ended September 30, 2020 primarily related to the permanent closure of Gadsden, including pension settlement and termination benefits of $2 million and $7 million, respectively, for one of our defined benefit pension plans.  Net current year plan charges for the three and nine months ended September 30, 2019 include $11 million and $105 million, respectively, related to plans to reduce manufacturing headcount and improve operating efficiency in EMEA, including the plan to modernize two of our tire manufacturing facilities in Germany, and $9 million and $18 million, respectively, related to plans to reduce manufacturing headcount and improve operating efficiency in Americas.

Net prior year plan charges for the three and nine months ended September 30, 2020 included $5 million and $30 million, respectively, related to additional termination benefits for associates at the closed Amiens, France manufacturing facility. Refer to Note to the Consolidated Financial Statements No. 14, Commitments and Contingent Liabilities.  In addition, net prior year plan charges for the three and nine months ended September 30, 2020 included $4 million and $11 million, respectively, related to the plan to modernize two of our tire manufacturing facilities in Germany.  Net prior year plan charges for the nine months ended September 30, 2020 also included $4 million related to a plan primarily to offer voluntary buy-outs to certain associates at Gadsden and a curtailment credit of $4 million for a postretirement benefit plan related to the exit of employees under an approved rationalization plan.  Net prior year plan charges for the three and nine months ended September 30, 2019 primarily related to EMEA manufacturing plans.  Net prior year plan charges for the nine months ended September 30, 2019 also included reversals of $3 million for actions no longer needed for their originally intended purposes.

Ongoing rationalization plans had approximately $930 million in charges incurred prior to 2020 and approximately $80 million is expected to be incurred in future periods.

Approximately 650 associates will be released under new plans initiated in 2020, of which approximately 450 were released through September 30, 2020, primarily related to Gadsden. In the first nine months of 2020, approximately 1,050 associates were released under plans initiated in prior years. Approximately 600 associates remain to be released under all ongoing rationalization plans.

NOTE 4. OTHER (INCOME) EXPENSE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Non-service related pension and other postretirement benefits cost	$39	$28	$90	$85
Financing fees and financial instruments expense	6	8	18	26
Net foreign currency exchange (gains) losses	(8)	3	(5)	(15)
General and product liability expense - discontinued products	1	2	5	10
Royalty income	(5)	(5)	(14)	(15)
Net (gains) losses on asset sales	—	1	2	(5)
Interest income	(3)	(5)	(9)	(13)
Miscellaneous (income) expense	2	3	6	1
	$32	$35	$93	$74

Non-service related pension and other postretirement benefits cost consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost, as well as curtailments and settlements which are not related to rationalization plans. Non-service related pension and other postretirement benefits cost for the three and nine months ended September 30, 2020, included pension settlement charges of $16 million and $19 million, respectively.  For further information, refer to Note to the Consolidated Financial Statements No. 12, Pension, Savings and Other Postretirement Benefit Plans.

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

NOTE 5. INCOME TAXES

For the third quarter of 2020, we recorded an income tax benefit of $13 million on a loss before income taxes of $10 million. For the first nine months of 2020, we recorded income tax expense of $50 million on a loss before income taxes of $1,267 million.  The income tax benefit for the three months ended September 30, 2020 includes net discrete benefits of $14 million, primarily to adjust our deferred tax assets in England for a recently enacted change in the tax rate. Income tax expense for the nine months ended September 30, 2020 includes net discrete charges of $278 million, including the establishment of a $295 million valuation allowance on deferred tax assets for foreign tax credits during the first quarter of 2020 as discussed below.

For the third quarter of 2019, we recorded income tax expense of $31 million on income before income taxes of $121 million. For the first nine months of 2019, we recorded income tax expense of $63 million on income before income taxes of $165 million. Income tax expense for the three months ended September 30, 2019 was favorably impacted by $6 million of various discrete tax adjustments.  Income tax expense for the nine months ended September 30, 2019 includes net discrete charges of $7 million, primarily related to a second quarter charge of $6 million to adjust our deferred tax assets in Luxembourg for a change in the tax rate.

We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for the three and nine months ended September 30, 2020 primarily relates to the discrete items noted above, a first quarter non-cash goodwill impairment charge of $182 million, and forecasted losses for the full year in foreign jurisdictions in which no tax benefits are recorded, which have been accentuated during 2020 by business interruptions resulting from the COVID-19 pandemic.  The difference between our effective tax rate and the U.S. statutory rate of 21% for the three and nine months ended September 30, 2019 primarily relates to the discrete items noted above and the overall higher effective tax rate in the foreign jurisdictions in which we operate, partially offset by a benefit from our foreign derived intangible income deduction.  For further information regarding the first quarter non-cash goodwill impairment charge, refer to Note to the Consolidated Financial Statements No. 8, Goodwill and Intangible Assets.

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

At September 30, 2020, we had approximately $1.2 billion of U.S. federal, state and local deferred tax assets, net of valuation allowances totaling $308 million primarily for foreign tax credits with limited lives. Approximately $1.0 billion of these U.S. net deferred tax assets have unlimited lives and approximately $250 million have limited lives and expire between 2025 and 2040.  In the U.S., we have cumulative profitability for income tax purposes in the three-year period ended September 30, 2020; however, due to reduced profitability as a result of the continuing business disruption created by the COVID-19 pandemic, we anticipate that we will have a cumulative loss for the three-year period ending December 31, 2020. However, based on recent favorable recovery trends in the tire industry and our tire volumes, including the phased restart of our manufacturing facilities during the second quarter of 2020, significant pandemic-related U.S. losses have moderated and our U.S. results are expected to continue to improve.  While the COVID-19 related disruptions to our business are ultimately expected to be temporary, there is still considerable uncertainty around the extent and duration of these disruptions as well as what additional actions federal, state or local governments may take to contain the pandemic.  As such, an additional valuation allowance may be required against all, or a portion of, our U.S. net deferred tax assets in a future period.

At September 30, 2020 and December 31, 2019, our U.S. deferred tax assets included approximately $123 million and $403 million of foreign tax credits with limited lives, net of valuation allowances of $298 million and $3 million, respectively, generated primarily from the receipt of foreign dividends. During the first quarter of 2020, we established a valuation allowance of $295 million against all of these foreign tax credits with expiration dates through 2024 and a portion of those expiring in 2025.  Due to the sudden and sharp decline in industry demand and the temporary suspension of production at our U.S. manufacturing facilities as a result of the COVID-19 pandemic, we expect to incur a significant U.S. tax loss for 2020.  As loss carry-forwards must be utilized prior to foreign tax credits in offsetting future income for tax purposes, we concluded that it was no longer more likely than not that we will be able to utilize these foreign tax credits prior to their expiration. Our earnings and forecasts of future profitability, taking into consideration recent trends, along with three significant sources of foreign income provide us sufficient positive evidence that we will be able to utilize our remaining foreign tax credits that expire between 2025 and 2030.  Our sources of foreign income are (1) 100% of our domestic profitability can be re-characterized as foreign source income under current U.S. tax law to the extent domestic losses have offset foreign source income in prior years, (2) annual net foreign source income, exclusive of dividends, primarily from royalties, and (3) tax planning strategies, including capitalizing research and development costs, accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, and reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, all of which would increase our domestic profitability.

We consider our current forecasts of future profitability in assessing our ability to realize our deferred tax assets, including our foreign tax credits.  As noted above, these forecasts include the impact of recent trends, including various macroeconomic factors such as the impact of the COVID-19 pandemic, on our profitability, as well as the impact of tax planning strategies.  Macroeconomic factors, including the impact of the COVID-19 pandemic, possess a high degree of volatility and can significantly impact our profitability.  As such, there is a risk that future earnings will not be sufficient to fully utilize our U.S. net deferred tax assets, including our remaining foreign tax credits.  However, we believe our forecasts of future profitability along with the three significant sources of foreign income described above provide us sufficient positive evidence to conclude that it is more likely than not that, at September 30, 2020, our U.S. net deferred tax assets, including our foreign tax credits, net of valuation allowances, will be fully utilized.

At September 30, 2020 and December 31, 2019, we had approximately $1.3 and $1.2 billion of foreign deferred tax assets, respectively, and valuation allowances of approximately $1.0 billion in each year.  Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets.  Most notably, in Luxembourg, we maintain a valuation allowance of approximately $924 million on all of our net deferred tax assets.  Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances having a significant impact on our financial position or results of operations will exist within the next twelve months.

For the nine months ending September 30, 2020, changes to our unrecognized tax benefits did not, and for the full year of 2020 are not expected to, have a significant impact on our financial position or results of operations.

On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), a substantial tax and spending package intended to provide economic stimulus to address the impact of the COVID-19 pandemic. The CARES Act allows corporations with net operating losses generated in 2018, 2019 and 2020 to elect to carryback those losses for a period of five years and relaxes the limitation for business interest deductions for 2019 and 2020.  We do not anticipate that these provisions will have a material impact on our operating results.  We did, however, benefit from a CARES Act provision that accelerates the ability of corporations to claim a refund of alternative minimum tax credit carryforwards.  Under this provision, we received a refund of $5 million during the third quarter of 2020 that would otherwise have been received in two equal annual installments in 2021 and 2022.

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

Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2020	2019	2020	2019
Earnings (loss) per share — basic:
Goodyear net income (loss)	$(2)	$88	$(1,317)	$81
Weighted average shares outstanding	234	233	234	233
Earnings (loss) per common share — basic	$(0.01)	$0.38	$(5.62)	$0.35

Earnings (loss) per share — diluted:
Goodyear net income (loss)	$(2)	$88	$(1,317)	$81
Weighted average shares outstanding	234	233	234	233
Dilutive effect of stock options and other dilutive securities	—	1	—	1
Weighted average shares outstanding — diluted	234	234	234	234
Earnings (loss) per common share — diluted	$(0.01)	$0.38	$(5.62)	$0.35

Weighted average shares outstanding – diluted for the three and nine months ended September 30, 2020 excludes approximately 9 million equivalent shares related to options with exercise prices greater than the average market price of our common shares (i.e., "underwater" options).  There were approximately 3 million and 2 million equivalent shares related to underwater options for the three and nine months ended September 30, 2019, respectively.

NOTE 7. BUSINESS SEGMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Sales:
Americas	$1,823	$2,049	$4,630	$5,896
Europe, Middle East and Africa	1,156	1,205	2,827	3,567
Asia Pacific	486	548	1,208	1,569
Net Sales	$3,465	$3,802	$8,665	$11,032
Segment Operating Income (Loss):
Americas	$106	$175	$(181)	$398
Europe, Middle East and Africa	22	66	(141)	164
Asia Pacific	34	53	6	141
Total Segment Operating Income (Loss)	$162	$294	$(316)	$703
Less:
Goodwill and Other Asset Impairments (Notes 8 and 9)	$—	$—	$330	$—
Rationalizations (Note 3)	25	21	133	128
Interest expense	88	88	246	261
Other (income) expense (Note 4)	32	35	93	74
Asset write-offs and accelerated depreciation (Note 3)	4	1	94	2
Corporate incentive compensation plans	14	13	24	28
Retained expenses of divested operations	2	1	5	7
Other	7	14	26	38
Income (Loss) before Income Taxes	$(10)	$121	$(1,267)	$165

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Goodwill and Other Asset Impairments:
Americas	$—	$—	$148	$—
Europe, Middle East and Africa	—	—	182	—
Total Goodwill and Other Asset Impairments	$—	$—	$330	$—

Rationalizations:
Americas	$9	$9	$81	$18
Europe, Middle East and Africa	12	12	48	110
Asia Pacific	4	—	4	—
Total Rationalizations	$25	$21	$133	$128

Net (Gains) Losses on Asset Sales:
Europe, Middle East and Africa	$—	$1	$2	$(5)
Total Net (Gains) Losses on Asset Sales	$—	$1	$2	$(5)

Asset Write-offs and Accelerated Depreciation:
Americas	$4	$—	$93	$—
Europe, Middle East and Africa	—	1	1	2
Total Asset Write-offs and Accelerated Depreciation	$4	$1	$94	$2

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets totaled $393 million and $135 million, respectively, at September 30, 2020, compared to $565 million and $137 million, respectively, at December 31, 2019.  Goodwill and intangible assets with indefinite useful lives are tested for impairment annually either on a quantitative or qualitative basis, or more frequently when events or circumstances change that indicate the fair value of the asset may be below its carrying amount.  As a result of the COVID-19 pandemic and the resulting decline in the macroeconomic environment, as well as a significant decrease in our market capitalization, we performed a quantitative interim impairment analysis as of March 31, 2020 utilizing a discounted cash flow model.

At September 30, 2020, the goodwill associated with reporting units in our EMEA, Americas and Asia Pacific segments was $237 million, $91 million and $65 million, respectively.

During the first quarter of 2020, based on the results of our quantitative interim impairment analysis, we recorded a non-cash impairment charge of $182 million related to our EMEA reporting unit.  The most critical assumptions used in the calculation of the estimated fair value of our reporting units were the extent and duration of, as well as the timing of the recovery from, the ongoing COVID-19 pandemic, the projected long term operating margin and the discount rate.  Since the date of our previous annual quantitative goodwill impairment assessment, the overall discount rate had increased, reflecting an increase in the risk premium components of the rate partially offset by a decrease in the risk-free interest rate component as a result of the macroeconomic environment.  Also, we gave consideration to the expected near-term negative cash flow impact of the COVID-19 pandemic and subsequent recovery, based on our forecasts at that time, as well as the decrease in our market capitalization.

Since the first quarter of 2020, our forecasts as well as our market capitalization have both improved.  As a result, we have concluded that there was not a triggering event during the third quarter of 2020.  Nonetheless, if we make future adverse revisions to our significant assumptions, including as a result of business performance or market conditions, or if our market capitalization declines and if such a decline becomes indicative that the fair value of our reporting units has declined below their carrying values, we may need to record a material, non-cash goodwill impairment charge in a future period.

Intangible assets with indefinite lives totaled $118 million at both September 30, 2020 and December 31, 2019.  We also identified no triggering events related to intangible assets with indefinite lives during the third quarter of 2020.

NOTE 9. OTHER ASSETS AND INVESTMENTS

Investment in TireHub, LLC

The carrying value of our investment in TireHub, LLC (“TireHub”), a distribution joint venture in the U.S., was $85 million and $262 million at September 30, 2020 and December 31, 2019, respectively, and was included in Other Assets on our Consolidated Balance Sheets.  In addition, we have an outstanding loan receivable from TireHub of $36 million at September 30, 2020 which is also included in Other Assets on our Consolidated Balance Sheet.  Our investment in TireHub is accounted for under the equity method of accounting and, as such, includes our 50% share of the net losses of TireHub, which totaled $4 million and $30 million for the three and nine months ended September 30, 2020, respectively, and $4 million and $29 million for the three and nine months ended September 30, 2019, respectively.

We regularly review our investment in TireHub for potential impairment and will recognize an impairment charge if the estimated fair value of our investment declines below its recorded amount and such decline is determined to be other-than-temporary.  The most critical assumptions used in our discounted cash flow model for estimating the fair value of our investment are forecasted tire volume for TireHub, including the extent and duration of, as well as the timing of the recovery from, the ongoing impacts of the COVID-19 pandemic, and the discount rate.

Our TireHub joint venture was initially formed during the second quarter of 2018 and, as previously disclosed, its net losses included higher than expected start-up expenses and additional costs incurred to build out TireHub’s distribution footprint for future growth.  These additional costs as well as TireHub’s net losses were expected to moderate in 2020.  However, higher than expected net losses for TireHub continued into 2020, driven by the severe impacts of the COVID-19 pandemic.

Accordingly, we evaluated our investment and concluded that there had been an other-than-temporary decline in the fair value of our investment during the second quarter of 2020.  As such, we conducted an impairment assessment and estimated the fair value of our investment utilizing updated forecasts of TireHub’s tire volume, revised expectations as to the extent and duration of, as well as the timing of the recovery from, the COVID-19 pandemic and an updated discount rate reflective of current market conditions at that time.  As a result, during the second quarter of 2020, we recognized a non-cash impairment charge of $148 million.

During the third quarter of 2020, we concluded that there was no additional other-than-temporary decline in the fair value of our investment in TireHub.

There remains a high degree of uncertainty as to the extent and duration of, and timing of the subsequent recovery from, the COVID-19 pandemic.  If we make future adverse revisions to these or our other significant assumptions, including as a result of business performance or market conditions, we may need to record an additional material, non-cash impairment charge in a future period.

Other Assets

Other Assets at September 30, 2020 included a $29 million trade receivable from a customer that was refinanced into a collateral-backed note receivable in the second quarter of 2020.

NOTE 10. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

At September 30, 2020, we had total credit arrangements of $9,586 million, of which $3,098 million were unused. At that date, 31% of our debt was at variable interest rates averaging 2.63%.

Notes Payable and Overdrafts, Long Term Debt and Finance Leases due Within One Year and Short Term Financing Arrangements

At September 30, 2020, we had short term committed and uncommitted credit arrangements totaling $903 million, of which $351 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.

The following table presents amounts due within one year:

	September 30,	December 31,
(In millions)	2020	2019
Chinese credit facilities	$211	$118
Other domestic and foreign debt	318	230
Notes Payable and Overdrafts	$529	$348
Weighted average interest rate	4.41%	4.92%

Chinese credit facilities	$16	$95
8.75% due 2020	—	280
Other domestic and foreign debt (including finance leases)	395	187
Long Term Debt and Finance Leases due Within One Year	$411	$562
Weighted average interest rate	2.56%	6.58%
Total obligations due within one year	$940	$910

Long Term Debt and Finance Leases and Financing Arrangements

At September 30, 2020, we had long term credit arrangements totaling $8,683 million, of which $2,747 million were unused.

The following table presents long term debt and finance leases, net of unamortized discounts, and interest rates:

	September 30, 2020		December 31, 2019
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
8.75% due 2020	$—		$280
5.125% due 2023	1,000		1,000
3.75% Euro Notes due 2023	293		281
9.5% due 2025	803		—
5% due 2026	900		900
4.875% due 2027	700		700
7% due 2028	150		150
Credit Facilities:
First lien revolving credit facility due 2025	—	—	—	—
Second lien term loan facility due 2025	400	2.16%	400	3.97%
European revolving credit facility due 2024	100	1.65%	—	—
Pan-European accounts receivable facility	270	1.00%	327	0.98%
Mexican credit facility	200	2.43%	200	3.44%
Chinese credit facilities	208	4.50%	195	4.87%
Other foreign and domestic debt(1)	881	2.56%	661	4.02%
	5,905		5,094
Unamortized deferred financing fees	(34)		(28)
	5,871		5,066
Finance lease obligations(2)	248		249
	6,119		5,315
Less portion due within one year	(411)		(562)
	$5,708		$4,753

(1)	Interest rates are weighted average interest rates related to various foreign credit facilities with customary terms and conditions.
(2)	Includes non-cash financing additions of $2 million during the nine month period ended September 30, 2020.

NOTES

At September 30, 2020, we had $3,846 million of outstanding notes, compared to $3,311 million at December 31, 2019.

$282 million 8.75% Senior Notes due 2020

On August 17, 2020, we repaid in full our $282 million 8.75% senior notes at maturity.

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

Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks in an amount not to exceed $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $200 million. To the extent that our eligible accounts receivable and inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. As of September 30, 2020, our borrowing base, and therefore our availability, under this facility was $393 million below the facility's stated amount of $2.0 billion.

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

At September 30, 2020, we had no borrowings and $14 million of letters of credit issued under the revolving credit facility. At December 31, 2019, we had no borrowings and $37 million of letters of credit issued under the revolving credit facility.

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

At September 30, 2020 and December 31, 2019, the amounts outstanding under this facility were $400 million.

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

At September 30, 2020, there were $100 million (€85 million) of borrowings outstanding under the German tranche, no borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility. At December 31, 2019, there were no borrowings and no letters of credit outstanding under the European revolving credit facility.

Accounts Receivable Securitization Facilities (On-Balance Sheet)

GEBV and certain other of our European subsidiaries are parties to a pan-European accounts receivable securitization facility that expires in 2023. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €30 million and not more than €450 million. For the period from October 18, 2018 through October 15, 2020, the designated maximum amount of the facility was €320 million. For the period from October 16, 2020 through October 18, 2021, the designated maximum amount of the facility was decreased to €280 million.

The facility involves the ongoing daily sale of substantially all of the trade accounts receivable of certain GEBV subsidiaries. These subsidiaries retain servicing responsibilities. Utilization under this facility is based on eligible receivable balances.

The funding commitments under the facility will expire upon the earliest to occur of: (a) September 26, 2023, (b) the non-renewal and expiration (without substitution) of all of the back-up liquidity commitments, (c) the early termination of the facility according to its terms (generally upon an Early Amortisation Event (as defined in the facility), which includes, among other things, events similar to the events of default under our senior secured credit facilities; certain tax law changes; or certain changes to law, regulation or accounting standards), or (d) our request for early termination of the facility. The facility’s current back-up liquidity commitments will expire on October 18, 2021.

At September 30, 2020, the amounts available and utilized under this program totaled $270 million (€230 million). At December 31, 2019, the amounts available and utilized under this program totaled $327 million (€291 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

For a description of the collateral securing the credit facilities described above as well as the covenants applicable to them, refer to Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments, in our 2019 Form 10-K.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At September 30, 2020, the gross amount of receivables sold was $468 million, compared to $548 million at December 31, 2019.

Other Foreign Credit Facilities

A Mexican subsidiary and a U.S. subsidiary have a revolving credit facility in Mexico. At September 30, 2020 and December 31, 2019, the amounts available and utilized under this facility were $200 million. The facility ultimately matures in 2022, has covenants relating to the Mexican and U.S. subsidiary, and has customary representations and warranties and default provisions relating to the Mexican and U.S. subsidiary’s ability to perform its respective obligations under the facility.

A Chinese subsidiary has several financing arrangements in China. At September 30, 2020 and December 31, 2019, the amounts available under these facilities were $849 million and $735 million, respectively. At September 30, 2020, the amount utilized under these facilities was $419 million, of which $211 million represented notes payable and $208 million represented long term debt. At September 30, 2020, $16 million of the long term debt was due within a year. At December 31, 2019, the amount utilized under these facilities was $313 million, of which $118 million represented notes payable and $195 million represented long term debt. At December 31, 2019, $95 million of the long term debt was due within a year. The facilities contain covenants relating to the Chinese subsidiary and have customary representations and warranties and defaults relating to the Chinese subsidiary’s ability to perform its obligations under the facilities. Certain of the facilities can only be used to finance the expansion of our manufacturing facility in China and, at September 30, 2020 and December 31, 2019, the unused amounts available under these facilities were $104 million and $106 million, respectively.

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

The following table presents the fair values for foreign currency hedge contracts that do not meet the criteria to be accounted for as cash flow hedging instruments:

	September 30,	December 31,
(In millions)	2020	2019
Fair Values — Current asset (liability):
Accounts receivable	$21	$1
Other current liabilities	(11)	(15)

At September 30, 2020 and December 31, 2019, these outstanding foreign currency derivatives had notional amounts of $1,931 million and $1,707 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction losses on derivatives of $49 million and $51 million for the three and nine months ended September 30, 2020, respectively.  Other (Income) Expense included net transaction gains on derivatives of $31 million and $40 million for the three and nine months ended September 30, 2019, respectively. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.

The following table presents the fair values for foreign currency hedge contracts that meet the criteria to be accounted for as cash flow hedging instruments:

	September 30,	December 31,
(In millions)	2020	2019
Fair Values — Current asset (liability):
Accounts receivable	$—	$9
Other current liabilities	(4)	(3)
Fair Values — Long term asset (liability):
Other assets	$—	$1
Other long term liabilities	—	(1)

At September 30, 2020 and December 31, 2019, these outstanding foreign currency derivatives had notional amounts of $53 million and $365 million, respectively, and primarily related to U.S. dollar denominated intercompany transactions.  Based on our current forecasts, including the expected impacts of the COVID-19 pandemic, we believe that it is probable that the underlying hedge transactions will occur within an appropriate time frame in order to continue to qualify for cash flow hedge accounting treatment.

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

The following table presents the classification of changes in fair values of foreign currency hedge contracts that meet the criteria to be accounted for as cash flow hedging instruments (before tax and minority):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Amount of gains (losses) deferred to Accumulated Other Comprehensive Loss ("AOCL")(1)	$(1)	$14	$19	$18
Reclassification adjustment for amounts recognized in Cost of Goods Sold ("CGS")(1)	(3)	(3)	(11)	(9)

(1)	Excluded components deferred to AOCL and excluded components reclassified from AOCL to CGS for the three and nine months ended September 30, 2020 and 2019 were not material.

The estimated net amount of deferred gains at September 30, 2020 that are expected to be reclassified to earnings within the next twelve months is $8 million.

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

NOTE 11. FAIR VALUE MEASUREMENTS

The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheets at September 30, 2020 and December 31, 2019:

	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2020	2019	2020	2019	2020	2019	2020	2019
Assets:
Investments	$10	$11	$10	$11	$—	$—	$—	$—
Foreign Exchange Contracts	21	11	—	—	21	11	—	—
Total Assets at Fair Value	$31	$22	$10	$11	$21	$11	$—	$—

Liabilities:
Foreign Exchange Contracts	$15	$19	$—	$—	$15	$19	$—	$—
Total Liabilities at Fair Value	$15	$19	$—	$—	$15	$19	$—	$—

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding finance leases, at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
(In millions)	2020	2019
Fixed Rate Debt:(1)
Carrying amount — liability	$4,059	$3,434
Fair value — liability	4,054	3,558

Variable Rate Debt:(1)
Carrying amount — liability	$1,812	$1,632
Fair value — liability	1,725	1,632
(1)

Excludes Notes Payable and Overdrafts of $529 million and $348 million at September 30, 2020 and December 31, 2019, respectively, of which $268 million and $143 million, respectively, are at fixed rates and $261 million and $205 million, respectively, are at variable rates. The carrying value of Notes Payable and Overdrafts approximates fair value due to the short term nature of the facilities.

Long term debt with fair values of $4,191 million and $3,808 million at September 30, 2020 and December 31, 2019, respectively, were estimated using quoted Level 1 market prices. The carrying value of the remaining debt was based upon internal estimates of fair value derived from market prices for similar debt.

NOTE 12. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS

We provide employees with defined benefit pension or defined contribution savings plans.

Defined benefit pension cost follows:

	U.S.		U.S.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Service cost	$1	$—	$3	$2
Interest cost	32	44	97	130
Expected return on plan assets	(48)	(56)	(145)	(167)
Amortization of net losses	27	28	82	84
Net periodic pension cost	$12	$16	$37	$49
Net curtailments/settlements/termination benefits	18	1	25	1
Total defined benefit pension cost	$30	$17	$62	$50

	Non-U.S.		Non-U.S.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Service cost	$8	$6	$22	$20
Interest cost	14	17	42	52
Expected return on plan assets	(13)	(14)	(40)	(44)
Amortization of prior service cost	—	—	1	1
Amortization of net losses	9	8	28	22
Net periodic pension cost	$18	$17	$53	$51
Net curtailments/settlements/termination benefits	—	—	1	—
Total defined benefit pension cost	$18	$17	$54	$51

Service cost is recorded in CGS or SAG. Other components of net periodic pension cost are recorded in Other (Income) Expense. Net curtailments, settlements and termination benefits are recorded in Other (Income) Expense or Rationalizations if related to a rationalization plan.

During the third quarter and the first nine months of 2020, we recognized settlement charges of $18 million and $21 million, respectively, primarily related to our salaried U.S. pension plan, and during the first nine months of 2020, we recognized a pension termination benefits charge of $5 million, related to our hourly U.S. pension plan. The settlement charges resulted from total lump sum benefit payments exceeding annual service and interest cost.

For the third quarter and first nine months of 2020, pension settlement charges of $16 million and $19 million, respectively, were recorded in Other (Income) Expense and pension settlement and termination benefits of $2 million and $7 million, respectively, were recorded in Rationalizations, related to the exit of employees under approved rationalization plans.

We also provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Other postretirement benefits expense for the three months ended September 30, 2020 and 2019 was $1 million and $2 million, respectively. Other postretirement benefits expense for the nine months ended September 30, 2020 included $4 million of net periodic cost, offset by a curtailment credit of $4 million related to the exit of employees under an approved rationalization plan. Other postretirement benefits expense for the nine months ended September 30, 2019 was $5 million.

We expect to contribute approximately $25 million to our funded non-U.S. pension plans in 2020. For the nine months ended September 30, 2020, we contributed $11 million to our non-U.S. plans.

The expense recognized for our contributions to defined contribution savings plans for the three months ended September 30, 2020 and 2019 was $25 million and $27 million, respectively, and for the nine months ended September 30, 2020 and 2019 was $75 million and $83 million, respectively.

NOTE 13. STOCK COMPENSATION PLANS

Our Board of Directors granted 4.2 million stock options, 0.6 million restricted stock units and 0.2 million performance share units during the nine months ended September 30, 2020 under our stock compensation plans. The weighted average exercise price per share and weighted average fair value per share of the stock option grants during the nine months ended September 30, 2020 were $10.12 and $1.97, respectively. We estimated the fair value of the stock options using the following assumptions in our Black-Scholes model:

Expected term: 7.5 years

Interest rate: 1.29%

Volatility: 41.28%

Dividend yield: 6.54%

We measure the fair value of grants of restricted stock units and performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $9.30 for restricted stock units and $7.59 for performance share units granted during the nine months ended September 30, 2020.

We recognized stock-based compensation expense of $9 million and $23 million during the three and nine months ended September 30, 2020, respectively. At September 30, 2020, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $26 million and is expected to be recognized over the remaining vesting period of the respective grants, through the first quarter of 2024. We recognized stock-based compensation expense of $7 million and $18 million during the three and nine months ended September 30, 2019, respectively.

NOTE 14. COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters

We have recorded liabilities totaling $48 million at both September 30, 2020 and December 31, 2019 for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $12 million and $13 million were included in Other Current Liabilities at September 30, 2020 and December 31, 2019, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.

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

Workers’ Compensation

We have recorded liabilities, on a discounted basis, totaling $204 million and $198 million for anticipated costs related to workers’ compensation at September 30, 2020 and December 31, 2019, respectively. Of these amounts, $35 million and $39 million was included in Current Liabilities as part of Compensation and Benefits at September 30, 2020 and December 31, 2019, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At September 30, 2020 and December 31, 2019, the liability was discounted using a risk-free rate of return. At September 30, 2020, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $25 million.

General and Product Liability and Other Litigation

We have recorded liabilities totaling $295 million and $293 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at September 30, 2020 and December 31, 2019, respectively. Of these amounts, $39 million and $43 million was included in Other Current Liabilities at September 30, 2020 and December 31, 2019, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at September 30, 2020, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.

We have recorded an indemnification asset within Accounts Receivable of $3 million and within Other Assets of $22 million for Sumitomo Rubber Industries, Ltd.'s ("SRI") obligation to indemnify us for certain product liability claims related to products manufactured by a formerly consolidated joint venture entity, subject to certain caps and restrictions.

Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and federal courts. To date, we have disposed of approximately 153,900 claims by defending, obtaining the dismissal thereof, or entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $564 million through September 30, 2020 and $554 million through December 31, 2019.

A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

	Nine Months Ended	Year Ended
(Dollars in millions)	September 30, 2020	December 31, 2019
Pending claims, beginning of period	39,600	43,100
New claims filed	900	1,500
Claims settled/dismissed	(1,700)	(5,000)
Pending claims, end of period	38,800	39,600
Payments(1)	$9	$22
(1)	Represents cash payments made during the period by us and our insurers on asbestos litigation defense and claim resolution.

We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $154 million and $153 million at September 30, 2020 and December 31, 2019, respectively. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future may result in an increase in the recorded obligation, and that increase could be significant.

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

We recorded a receivable related to asbestos claims of $95 million at both September 30, 2020 and December 31, 2019. We expect that approximately 60% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $13 million was included in Current Assets as part of Accounts Receivable at both September 30, 2020 and December 31, 2019. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.

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

Amiens Labor Claims

Approximately 850 former employees of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims totaling approximately €140 million ($164 million) against Goodyear France SAS. On May 28, 2020, Goodyear France SAS received a judgment from the labor court with respect to approximately 790 of these former employees.  As a result of this ruling and settlement discussions to resolve these claims and other similar claims, we accrued €4 million ($5 million) and €26 million ($30 million) in the three and nine months ended September 30, 2020, respectively, for estimated additional termination benefits.  We have appealed this ruling and will continue to defend ourselves against these claims and any additional claims that may be asserted against us.

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

Guarantees

We have off-balance sheet financial guarantees and other commitments totaling approximately $73 million and $74 million at September 30, 2020 and December 31, 2019, respectively. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. We generally do not require collateral in connection with the issuance of these guarantees.

In 2017, we issued a guarantee of approximately PLN165 million ($43 million) in connection with an indirect tax assessment in EMEA. This guarantee amount was subsequently increased to PLN181 million ($47 million). We have concluded our performance under this guarantee is not probable and, therefore, have not recorded a liability for this guarantee. In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of approximately $46 million to an insurance company related to SRI's obligation to pay certain outstanding workers' compensation claims of a formerly consolidated joint venture entity. As of September 30, 2020, this guarantee amount has been reduced to $26 million. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to continue to decrease over time as the formerly consolidated joint venture entity pays its outstanding claims. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor, customer, or SRI. Except for the workers' compensation guarantee described above, the guarantees expire at various times through 2021. We are unable to estimate the extent to which our affiliates’, lessors’, customers’, or SRI's assets would be adequate to recover any payments made by us under the related guarantees.

NOTE 15. CAPITAL STOCK

Dividends

In the first nine months of 2020, we paid cash dividends of $37 million on our common stock, all of which was paid in the first quarter of 2020. This amount excludes dividends earned on stock-based compensation plans of approximately $1 million during the first nine months of 2020. On April 16, 2020, we announced that we have temporarily suspended the quarterly dividend on our common stock.

Common Stock Repurchases

We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During the first nine months of 2020, we did not repurchase any shares from employees.

NOTE 16. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present changes in AOCL, by component, for the nine months ended September 30, 2020 and 2019:

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2019	$(1,156)	$(2,983)	$3	$(4,136)
Other comprehensive income (loss) before reclassifications, net of tax	(237)	(12)	18	(231)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	96	(11)	85
Balance at September 30, 2020	$(1,393)	$(2,899)	$10	$(4,282)

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2018	$(1,160)	$(2,923)	$7	$(4,076)
Other comprehensive income (loss) before reclassifications, net of tax	(82)	1	14	(67)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	78	(8)	70
Balance at September 30, 2019	$(1,242)	$(2,844)	$13	$(4,073)

The following table presents reclassifications out of AOCL:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(In millions) (Income) Expense	Amount Reclassified		Amount Reclassified		Affected Line Item in the Consolidated
Component of AOCL	from AOCL		from AOCL		Statements of Operations
Amortization of prior service cost and unrecognized gains and losses	$36	$34	$108	$102	Other (Income) Expense
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures	18	—	17	—	Other (Income) Expense / Rationalizations
Unrecognized net actuarial losses and prior service costs, before tax	54	34	125	102
Tax effect	(13)	(8)	(29)	(24)	United States and Foreign Taxes
Net of tax	$41	$26	$96	$78	Goodyear Net Income (Loss)

Deferred derivative (gains) losses, before tax	$(3)	$(3)	$(11)	$(9)	Cost of Goods Sold
Tax effect	—	—	—	1	United States and Foreign Taxes
Net of tax	$(3)	$(3)	$(11)	$(8)	Goodyear Net Income (Loss)
Total reclassifications	$38	$23	$85	$70	Goodyear Net Income (Loss)

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

Results of Operations

Our results for the third quarter and first nine months of 2020 continued to be highly influenced by the severe economic disruption caused by the ongoing COVID-19 pandemic.  However, based on recent favorable recovery trends, particularly in the U.S., Europe and China, the negative impacts of the pandemic on tire industry demand, auto production, miles driven and our tire volumes have moderated and are expected to continue to improve.  The tire industry has been negatively impacted by this evolving situation, particularly earlier in the year, which was characterized by a sudden and sharp decline in replacement tire demand and original equipment (“OE”) manufacturers suspending or severely limiting automobile production globally.  This environment, which persisted throughout much of 2020, aggravated already challenging industry conditions in many of our key markets, including foreign currency headwinds due to a strong U.S. dollar, lower OE industry volume, softening demand in Europe, weak market conditions in China and economic volatility in Latin America, particularly Brazil, that were present throughout 2019.

We continue to take actions in response to COVID-19 to protect the health and wellbeing of our associates, customers and communities, which remain our top priority, to mitigate the near and long-term financial impacts on our operating results, and to ensure adequate liquidity and capital resources are available to maintain our operations until the auto industry and replacement tire demand fully recovers.

Actions taken throughout 2020 include:

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

•

During parts of the first half of 2020, production was also temporarily suspended or significantly limited in several locations in Asia Pacific, most notably at our Pulandian, China manufacturing facility. Our Pulandian facility began operating with all of its workforce by the end of the first quarter.

•

Throughout the third quarter of 2020, we continued to ramp up tire production across our manufacturing footprint and most of our factories have now returned to near full capacity.  Our decisions to change production levels in the future will be based on an evaluation of market demand signals, inventory and supply levels, as well as our ability to continue to safeguard the health of our associates.

•

As our business is deemed essential in the U.S. and most other parts of the world, in order to maintain customer service, warehouses, commercial truck service centers and retail operations have remained largely operational throughout the year on a reduced staffing schedule, when necessary, and with strong social distancing practices in place. We continue to closely monitor local conditions surrounding these operations, as well as inventory and supply levels, to continue delivery of our products.

•

We are following guidance from the Centers for Disease Control and Prevention and have introduced a number of preventative measures at our facilities that are open, including limiting visitor access and business travel, remote working and social distancing practices, and increased frequency of disinfection.

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

•

On April 9, 2020, we amended and restated our $2.0 billion first lien revolving credit facility, extending the maturity date from April 2021 to April 2025. The refinancing includes favorable adjustments to the calculation of the facility’s borrowing base, which improved our availability under the facility by approximately $255 million at September 30, 2020.  In May 2020, we further strengthened our liquidity position by issuing $800 million of 9.5% senior notes due

2025, a portion of the proceeds of which were used to repay our $282 million 8.75% senior notes at maturity in August 2020. For further discussion related to these important sources of liquidity, refer to “Liquidity and Capital Resources.”

•	On April 16, 2020, we announced that we temporarily suspended the quarterly dividend on our common stock. These dividends total approximately $37 million each quarter.

•

We are leveraging governmental relief efforts to defer payroll and other tax payments, which are expected to benefit full-year cash flows by approximately $60 million in the U.S. alone.  In addition, we benefited from a CARES Act provision that provides for a 50 percent refundable payroll tax credit on wages, including continuing health benefits, paid to U.S. employees retained but not working due to the COVID-19 pandemic.  As a result, during the first nine months of 2020, we recorded a benefit of approximately $12 million as an offset to payroll tax expense.

•

We have taken, and will continue to take, other actions to reduce costs and preserve cash in order to successfully navigate the current economic environment, including limiting capital expenditures to no more than $700 million for the full year and reducing discretionary spending, including other selling, administrative and general expenses (“SAG”), which, in total, decreased by $17 million and $118 million in the three and nine months ended September 30, 2020, respectively.

Additionally, on April 17, 2020, we reached a tentative bargaining agreement, which was ratified on May 1, 2020, and subsequently permanently closed our Gadsden, Alabama manufacturing facility (“Gadsden”) as part of our continuing strategy to strengthen the competitiveness of our manufacturing footprint by curtailing production of tires for declining, less profitable segments of the tire market. We estimate the total pre-tax charges associated with this plan to be $280 million to $295 million, of which $170 million to $180 million are expected to be cash charges.  We recorded approximately $15 million and $165 million of these charges and made cash payments of approximately $20 million and $30 million during the third quarter and first nine months of 2020, respectively.  The remaining charges will be recorded and the remaining cash payments will be made primarily in 2021 and 2022. We expect the combined impact of this plan and the previously announced rationalization actions related to Gadsden will result in approximately $130 million in annual savings in 2021 when compared to 2019.

Our results for the third quarter of 2020 include a 9.1% decrease in tire unit shipments compared to the third quarter of 2019, as industry demand was significantly affected by the actions governments, businesses and consumers continue to take to slow the spread of COVID-19.  Our results for the third quarter of 2020 include a $47 million unfavorable impact related to higher conversion costs, primarily due to lower factory utilization and other period costs directly related to the suspension of production and subsequent ramp up at our manufacturing facilities, net of the favorable impact of temporary fixed cost reductions of $57 million.  These negative impacts were partially offset by cost savings of approximately $76 million, including raw material cost saving measures of approximately $6 million.

Net sales in the third quarter of 2020 were $3,465 million, compared to $3,802 million in the third quarter of 2019. Net sales decreased in the third quarter of 2020 primarily due to lower global tire volume, unfavorable foreign currency translation, primarily in Americas, and lower sales in other tire-related businesses, primarily due to lower aviation sales globally and a decrease in third-party sales of chemical products in Americas. These decreases were partially offset by improvements in price and product mix, primarily in EMEA and Americas.

In the third quarter of 2020, Goodyear net loss was $2 million, or $0.01 per share, compared to net income of $88 million, or $0.38 per share, in the third quarter of 2019. The change in Goodyear net income (loss) was driven by lower segment operating income, partially offset by lower income tax expense.

Our total segment operating income for the third quarter of 2020 was $162 million, compared to $294 million in the third quarter of 2019. The $132 million decrease was primarily due to lower global tire volume of $73 million, higher conversion costs of $47 million, primarily in EMEA and Americas, and lower income from other tire-related businesses of $26 million, driven by lower aviation sales globally.  These decreases were partially offset by lower SAG of $11 million, primarily due to lower global travel-related expenses reflecting actions taken as a result of the COVID-19 pandemic. Refer to “Results of Operations — Segment Information” for additional information.

Net sales in the first nine months of 2020 were $8,665 million, compared to $11,032 million in the first nine months of 2019. Net sales decreased in the first nine months of 2020 primarily due to lower global tire volume, lower sales in other tire-related businesses, primarily due to a decrease in third-party sales of chemical products in Americas and lower aviation sales globally, and unfavorable foreign currency translation. These decreases were partially offset by improvements in price and product mix, primarily in Americas and EMEA.

In the first nine months of 2020, Goodyear net loss was $1,317 million, or $5.62 per share, compared to net income of $81 million, or $0.35 per share, in the first nine months of 2019. The $1,398 million change was driven by lower segment operating income and non-cash impairment charges.

Our total segment operating loss for the first nine months of 2020 was $316 million, compared to income of $703 million in the first nine months of 2019. The $1,019 million change was primarily due to lower global tire volume of $531 million, higher conversion costs of $409 million, primarily in Americas and EMEA, and lower income from other tire-related businesses of $138 million, driven by lower third-party chemical sales in Americas, lower aviation sales globally and lower retail sales, primarily in Americas. These decreases were partially offset by lower SAG of $86 million, primarily due to lower wages and benefits and lower advertising expense, reflecting actions taken as a result of the COVID-19 pandemic. Refer to "Results of Operations — Segment Information” for additional information.

Liquidity

At September 30, 2020, we had $1,057 million of cash and cash equivalents as well as $3,098 million of unused availability under our various credit agreements, compared to $908 million and $3,554 million, respectively, at December 31, 2019. Cash and cash equivalents increased by $149 million from December 31, 2019 primarily due to net borrowings of $1,009 million, partially offset by capital expenditures of $487 million, cash used for operating activities of $239 million, and first quarter dividends paid of $37 million. Cash used for operating activities reflects our net loss for the period of $1,317 million, which includes non-cash charges for depreciation and amortization of $665 million and goodwill and other asset impairments of $330 million, as well as current year changes in Balance Sheet accounts for Other Assets and Liabilities, Compensation and Benefits and Other Current Liabilities totaling $342 million. Cash used for operating activities also reflects cash used for working capital of $272 million. Refer to "Liquidity and Capital Resources" for additional information.

Outlook

The COVID-19 pandemic has caused the temporary closure of many businesses throughout the world during 2020, which has limited global business activity.  Most of our manufacturing facilities around the world suspended or significantly limited production during parts of the first half of 2020.  We completed a phased restart of our manufacturing facilities during the second quarter of 2020.

During the third quarter of 2020, we have seen recovery in tire demand in our major markets that exceeded our expectations.  However, given the uncertainty associated with the ongoing COVID-19 pandemic, including recent increases in cases in the U.S. and across many key countries in Europe, we are unable to predict industry demand for the fourth quarter of 2020.

Given our current inventory levels, we expect to increase production during the fourth quarter of 2020.  Most of our factories have now returned to near full capacity.  Our decisions to change production levels in the future will be based on an evaluation of market demand signals, inventory and supply levels, as well as our ability to continue to safeguard the health of our associates.

Our other tire-related businesses are being significantly affected by the weak economic environment.  Our retail and chemical businesses have both continued to stabilize during the third quarter of 2020 and the decline in business and leisure travel is continuing to adversely impact our aviation business.  In total, the year-over-year earnings decline in our other tire-related businesses is expected to be $20 million to $30 million during the fourth quarter of 2020.

For the full year of 2020, we now expect our raw material costs will be a benefit of approximately $125 million compared to 2019, excluding transactional foreign currency and raw material cost saving measures.  Natural and synthetic rubber prices and other commodity prices historically have been volatile, and this estimate could change significantly based on fluctuations in the cost of these and other key raw materials.  We are continuing to focus on price and product mix, to substitute lower cost materials where possible, to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials.

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

RESULTS OF OPERATIONS

CONSOLIDATED

Three Months Ended September 30, 2020 and 2019

Net sales in the third quarter of 2020 were $3,465 million, decreasing $337 million, or 8.9%, from $3,802 million in the third quarter of 2019. Goodyear net loss was $2 million, or $0.01 per share, in the third quarter of 2020, compared to net income of $88 million, or $0.38 per share, in the third quarter of 2019.

Net sales decreased in the third quarter of 2020, primarily due to lower global tire volume of $295 million, unfavorable foreign currency translation of $56 million, primarily in Americas, and lower sales in other tire-related businesses of $48 million, primarily due to lower aviation sales globally and a decrease in third-party sales of chemical products in Americas. These decreases were partially offset by improvements in price and product mix of $60 million, primarily in EMEA and Americas.

Worldwide tire unit sales in the third quarter of 2020 were 36.6 million units, decreasing 3.7 million units, or 9.1%, from 40.3 million units in the third quarter of 2019. Replacement tire volume decreased 2.9 million units, or 9.3%, primarily in Americas and EMEA. OE tire volume decreased 0.8 million units, or 8.5%, primarily due to lower vehicle production globally.

Cost of goods sold (“CGS”) in the third quarter of 2020 was $2,775 million, decreasing $190 million, or 6.4%, from $2,965 million in the third quarter of 2019. CGS decreased primarily due to lower global tire volume of $222 million, foreign currency translation of $46 million, primarily in Americas, and lower costs in other tire-related businesses of $22 million, driven by lower third-party chemical sales in Americas. These decreases were partially offset by higher costs related to product mix of $54 million, primarily in EMEA and Americas, and higher conversion costs of $47 million, primarily due to lower factory utilization and other period costs directly related to the suspension of production and subsequent ramp up at our manufacturing facilities, primarily in EMEA and Americas.

CGS in the third quarter of 2020 included pension expense of $4 million, compared to $3 million in 2019.  CGS in the third quarter of 2020 included an unfavorable indirect tax settlement in Mexico of $6 million ($5 million after-tax and minority).   CGS in the third quarter of 2020 also included asset write-offs of $4 million ($3 million after-tax and minority), primarily related to the permanent closure of Gadsden, compared to $1 million ($1 million after-tax and minority) in 2019. CGS in the third quarter of 2020 and 2019 included incremental savings from rationalization plans of $38 million and $3 million, respectively. CGS was 80.1% of sales in the third quarter of 2020, compared to 78.0% in the third quarter of 2019.

SAG in the third quarter of 2020 was $555 million, decreasing $17 million, or 3.0%, from $572 million in the third quarter of 2019. SAG decreased primarily due to lower global travel-related expenses of $8 million and lower product liability costs of $5 million in Americas.

SAG in the third quarter of 2020 included pension expense of $5 million, compared to $3 million in 2019. SAG in the third quarter of 2020 and 2019 also included incremental savings from rationalization plans of $2 million and $5 million, respectively. SAG was 16.0% of sales in the third quarter of 2020, compared to 15.0% in the third quarter of 2019.

We recorded net rationalization charges of $25 million ($20 million after-tax and minority) in the third quarter of 2020 and $21 million ($17 million after-tax and minority) in the third quarter of 2019. Net rationalization charges in the third quarter of 2020 primarily related to the permanent closure of Gadsden and additional termination benefits for associates at the closed Amiens, France manufacturing facility.  Net rationalization charges in the third quarter of 2019 primarily related to a plan to modernize two of our tire manufacturing facilities in Germany and the voluntary buy-out plan at Gadsden. For further information, refer to Note to the Consolidated Financial Statements No. 3, Costs Associated with Rationalization Programs.

Interest expense in both the third quarter of 2020 and 2019 was $88 million. The average interest rate was 5.17% in the third quarter of 2020 compared to 5.25% in the third quarter of 2019. The average debt balance was $6,815 million in the third quarter of 2020 compared to $6,707 million in the third quarter of 2019.

Other (Income) Expense in the third quarter of 2020 was $32 million of expense, compared to $35 million of expense in the third quarter of 2019.  Other (Income) Expense in the third quarter of 2020 included pension settlement charges of $16 million ($12 million after-tax and minority).

For the third quarter of 2020, we recorded an income tax benefit of $13 million on a loss before income taxes of $10 million. The income tax benefit for the three months ended September 30, 2020 includes discrete tax benefits of $14 million ($14 million after minority interest), primarily to adjust our deferred tax assets in England for a recently enacted change in the tax rate.

For the third quarter of 2019, we recorded income tax expense of $31 million on income before income taxes of $121 million. Income tax expense for the three months ended September 30, 2019 was favorably impacted by $6 million ($6 million after minority interest) of various discrete tax adjustments.

For further information regarding income taxes, refer to Note to the Consolidated Financial Statements No. 5, Income Taxes.

Minority shareholders’ net income in the third quarter of 2020 was $5 million, compared to $2 million in 2019.

Nine Months Ended September 30, 2020 and 2019

Net sales in the first nine months of 2020 were $8,665 million, decreasing $2,367 million, or 21.5%, from $11,032 million in the first nine months of 2019. Goodyear net loss was $1,317 million, or $5.62 per share, in the first nine months of 2020, compared to Goodyear net income of $81 million, or $0.35 per share, in the first nine months of 2019.

Net sales decreased in the first nine months of 2020, primarily due to lower global tire volume of $2,230 million, lower sales in other tire-related business of $247 million, primarily due to a decrease in third-party sales of chemical products in Americas and lower aviation sales globally, and unfavorable foreign currency translation of $195 million, primarily in Americas and EMEA. These decreases were partially offset by improvements in price and product mix of $304 million, primarily in Americas and EMEA.

Worldwide tire unit sales in the first nine months of 2020 were 88.3 million units, decreasing 27.4 million units, or 23.7%, from 115.7 million units in the first nine months of 2019. Replacement tire volume decreased 17.8 million units, or 21.1%, primarily in Americas and EMEA. OE tire volume decreased 9.6 million units, or 30.9%, primarily due to lower vehicle production globally.

CGS in the first nine months of 2020 was $7,543 million, decreasing $1,156 million, or 13.3%, from $8,699 million in the first nine months of 2019. CGS decreased primarily due to lower global tire volume of $1,699 million, foreign currency translation of

$170 million, primarily in Americas and EMEA, and lower costs in other tire-related businesses of $109 million, driven by lower third-party chemical sales in Americas and lower aviation sales globally. These decreases were partially offset by higher conversion costs of $409 million, primarily due to lower factory utilization and other period costs, and the write-off of work-in-process inventory of approximately $26 million, both as a direct result of the suspension of production and subsequent ramp up at our manufacturing facilities, primarily in Americas and EMEA, and higher costs related to product mix of $298 million, primarily in Americas and EMEA.

CGS in the first nine months of 2020 included pension expense of $12 million, compared to $11 million in 2019. CGS in the first nine months of 2020 included accelerated depreciation of $94 million ($72 million after-tax and minority), primarily related to the permanent closure of Gadsden, compared to $2 million ($2 million after-tax and minority) in 2019. CGS in the first nine months of 2020 also included an unfavorable indirect tax settlement in Mexico of $6 million ($5 million after-tax and minority).  CGS in the first nine months of 2020 and 2019 included incremental savings from rationalization plans of $66 million and $6 million, respectively.  CGS was 87.1% of sales in the first nine months of 2020, compared to 78.9% in the first nine months of 2019.

SAG in the first nine months of 2020 was $1,587 million, decreasing $118 million, or 6.9%, from $1,705 million in the first nine months of 2019. SAG decreased primarily due to lower wages and benefits of $42 million, lower advertising expense of $40 million and lower travel-related expenses of $20 million, reflecting global actions taken as a result of the COVID-19 pandemic. SAG also decreased due to foreign currency translation of $28 million, primarily in Americas and EMEA.  These decreases were partially offset by a $24 million increase in expense related to potentially uncollectible accounts receivable, primarily in EMEA and Americas.

SAG in the first nine months of 2020 included pension expense of $13 million, compared to $11 million in 2019. SAG in the first nine months of 2020 and 2019 included incremental savings from rationalization plans of $4 million and $15 million, respectively. SAG was 18.3% of sales in the first nine months of 2020, compared to 15.5% in the first nine months of 2019.

We recorded a non-cash goodwill impairment charge of $182 million ($178 million after-tax and minority) related to our EMEA reporting unit and a $148 million non-cash impairment charge ($113 million after-tax and minority) related to our investment in TireHub during the first nine months of 2020. For further information, refer to Note to the Consolidated Financial Statements No. 8, Goodwill and Intangible Assets, and Note to the Consolidated Financial Statements No. 9, Other Assets and Investments.

We recorded net rationalization charges of $133 million ($104 million after-tax and minority) in the first nine months of 2020 and $128 million ($107 million after-tax and minority) in the first nine months of 2019. Net rationalization charges in the first nine months of 2020 primarily related to the permanent closure of Gadsden and additional termination benefits for associates at the closed Amiens, France manufacturing facility. Net rationalization charges in the first nine months of 2019 primarily related to a plan to modernize two of our tire manufacturing facilities in Germany and a plan to reduce manufacturing headcount and improve operating efficiency in Americas.

Interest expense in the first nine months of 2020 was $246 million, decreasing $15 million, or 5.7%, from $261 million in the first nine months of 2019. The decrease was due to a lower average interest rate of 5.00% in the first nine months of 2020 compared to 5.36% in the first nine months of 2019, partially offset by a higher average debt balance of $6,554 million in the first nine months of 2020 compared to $6,488 million in the first nine months of 2019.

Other (Income) Expense in the first nine months of 2020 was $93 million of expense, compared to $74 million of expense in the first nine months of 2019. Other (Income) Expense in the first nine months of 2020 included pension settlement charges of $19 million ($14 million after-tax and minority) and net losses on asset sales of $2 million ($2 million after-tax and minority). Other (Income) Expense in the first nine months of 2019 included charges of $5 million ($5 million after-tax and minority) related to flooding at our Beaumont, Texas chemical facility, net gains on asset sales of $5 million ($5 million after-tax and minority), charges of $5 million ($4 million after-tax and minority) for legal claims related to discontinued products, and a net gain on insurance recoveries of $4 million ($3 million after-tax and minority) related to Hurricanes Harvey and Irma.

In the first nine months of 2020, we recorded income tax expense of $50 million on a loss before income taxes of $1,267 million. Income tax expense for the nine months ended September 30, 2020 includes net discrete charges of $278 million ($279 million after minority interest), including the establishment of a $295 million valuation allowance on deferred tax assets for foreign tax credits during the first quarter of 2020 as discussed below.

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

We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for the nine months ended September 30, 2020 primarily relates to the discrete items noted above, a first quarter non-cash goodwill impairment charge of $182 million, and forecasted losses for the full year in foreign jurisdictions in which no tax benefits are recorded, which have been accentuated during 2020 by business interruptions resulting from the COVID-19 pandemic.  The difference between our effective tax rate and the U.S. statutory rate of 21% for the nine months ended September 30, 2019 primarily relates to the discrete items noted above and the overall higher effective tax rate in the foreign jurisdictions in which we operate, partially offset by a benefit from our foreign derived intangible income deduction.

At September 30, 2020, we had approximately $1.2 billion of U.S. federal, state and local deferred tax assets, net of valuation allowances totaling $308 million, primarily for foreign tax credits with limited lives. Approximately $1.0 billion of these U.S. net deferred tax assets have unlimited lives and approximately $250 million have limited lives and expire between 2025 and 2040.  In the U.S., we have cumulative profitability for income tax purposes in the three-year period ended September 30, 2020; however, due to reduced profitability as a result of the continuing business disruption created by the COVID-19 pandemic, we anticipate that we will have a cumulative loss for the three-year period ending December 31, 2020. However, based on recent favorable recovery trends in the tire industry and our tire volumes, including the phased restart of our manufacturing facilities during the second quarter of 2020, significant pandemic-related U.S. losses have moderated and our U.S. results are expected to continue to improve.  While the COVID-19 related disruptions to our business are ultimately expected to be temporary, there is still considerable uncertainty around the extent and duration of these disruptions as well as what additional actions federal, state or local governments may take to contain the pandemic.  As such, an additional valuation allowance may be required against all, or a portion of, our U.S. net deferred tax assets in a future period.

At September 30, 2020 and December 31, 2019, our U.S. deferred tax assets included approximately $123 million and $403 million of foreign tax credits with limited lives, net of valuation allowances of $298 million and $3 million, respectively, generated primarily from the receipt of foreign dividends. During the first quarter of 2020, we established a valuation allowance of $295 million against all of these foreign tax credits with expiration dates through 2024 and a portion of those expiring in 2025.  Due to the sudden and sharp decline in industry demand and the temporary suspension of production at our U.S. manufacturing facilities as a result of the COVID-19 pandemic, we expect to incur a significant U.S. tax loss for 2020.  As loss carry-forwards must be utilized prior to foreign tax credits in offsetting future income for tax purposes, we concluded that it was no longer more likely than not that we will be able to utilize these foreign tax credits prior to their expiration. Our earnings and forecasts of future profitability, taking into consideration recent trends, along with our sources of foreign income provide us sufficient positive evidence that we will be able to utilize our remaining foreign tax credits that expire between 2025 and 2030.

At September 30, 2020 and December 31, 2019, we had approximately $1.3 billion and $1.2 billion of foreign deferred tax assets, respectively, and valuation allowances of approximately $1.0 billion in each year.

For further information regarding income taxes and the realizability of our deferred tax assets, including our foreign tax credits, refer to Note to the Consolidated Financial Statements No. 5, Income Taxes.

Minority shareholders’ net income in the first nine months of 2020 was break-even, compared to $21 million in 2019. The decrease primarily relates to a $17 million indirect tax benefit in EMEA during the first quarter of 2019.

SEGMENT INFORMATION

Segment information reflects our strategic business units (“SBUs”), which are organized to meet customer requirements and global competition and are segmented on a regional basis.

Results of operations are measured based on net sales to unaffiliated customers and segment operating income. Each segment exports tires to other segments. The financial results of each segment exclude sales of tires exported to other segments, but include operating income derived from such transactions. Segment operating income is computed as follows: Net Sales less CGS (excluding asset write-off and accelerated depreciation charges) and SAG (including certain allocated corporate administrative expenses). Segment operating income also includes certain royalties and equity in earnings of most affiliates. Segment operating income does not include net rationalization charges (credits), asset sales, goodwill and other asset impairment charges, and certain other items.

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

Total segment operating income for the third quarter of 2020 was $162 million, decreasing $132 million, or 44.9%, from $294 million in the third quarter of 2019. Total segment operating margin (segment operating income divided by segment sales) in the third quarter of 2020 was 4.7% compared to 7.7% in the third quarter of 2019. Total segment operating loss in the first nine months of 2020 was $316 million, a change of $1,019 million from total segment operating income of $703 million in the first nine months of 2019. Total segment operating margin in the first nine months of 2020 was (3.6%), compared to 6.4% in the first nine months of 2019.

Americas

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2020	2019	Change	Percent Change	2020	2019	Change	Percent Change
Tire Units	16.2	17.9	(1.7)	(9.6)%	39.2	51.7	(12.5)	(24.3)%
Net Sales	$1,823	$2,049	$(226)	(11.0)%	$4,630	$5,896	$(1,266)	(21.5)%
Operating Income (Loss)	106	175	(69)	(39.4)%	(181)	398	(579)	(145.5)%
Operating Margin	5.8%	8.5%			(3.9)%	6.8%

Three Months Ended September 30, 2020 and 2019

Americas unit sales in the third quarter of 2020 decreased 1.7 million units, or 9.6%, to 16.2 million units. Replacement tire volume decreased 1.7 million units, or 12.0%, primarily in our consumer business in the United States, driven by lower sales resulting from the gradual reopening of major third-party retail outlets during the COVID-19 pandemic. OE tire volume was essentially flat, as the impact of weak industry demand in Brazil offset an increase in consumer OE shipments in the United States.

Net sales in the third quarter of 2020 were $1,823 million, decreasing $226 million, or 11.0%, from $2,049 million in the third quarter of 2019. The decrease in net sales was driven by lower tire volume of $155 million, unfavorable foreign currency translation of $58 million, primarily related to the Brazilian real, and lower sales in other tire-related businesses of $42 million, primarily due to a decrease in third-party sales of chemical products and lower aviation sales. These decreases were partially offset by improvements in price and product mix of $29 million.

Operating income in the third quarter of 2020 was $106 million, decreasing $69 million, or 39.4%, from $175 million in the third quarter of 2019. Operating income decreased due to lower tire volume of $38 million, higher raw material costs of $17 million, higher conversion costs of $14 million, primarily related to lower factory utilization and other period costs directly related to the suspension of production and subsequent ramp up at our manufacturing facilities, lower earnings in other tire-related businesses of $12 million, primarily due to lower aviation sales, and unfavorable foreign currency translation of $6 million, primarily related to the Brazilian real. These decreases were partially offset by lower SAG of $10 million and favorable price and product mix of $7 million. Conversion costs included savings from rationalization plans of $34 million in 2020, primarily related to Gadsden. Price and product mix includes TireHub equity losses of $4 million in the third quarter of 2020 and 2019.

Operating income in the third quarter of 2020 excluded rationalization charges of $9 million and asset write-offs of $4 million, primarily related to the permanent closure of Gadsden. Operating income in the third quarter of 2019 excluded rationalization charges of $9 million.

Nine Months Ended September 30, 2020 and 2019

Americas unit sales in the first nine months of 2020 decreased 12.5 million units, or 24.3%, to 39.2 million units. Replacement tire volume decreased 9.3 million units, or 23.5%, primarily in our consumer business in the United States, Brazil and Canada due to lower sales resulting from the economic impacts of the COVID-19 pandemic. OE tire volume decreased 3.2 million units, or 26.9%, primarily in our consumer business in the United States, Brazil and Canada, driven by lower vehicle production as a result of pandemic-related factory shutdowns at major OE manufacturers.

Net sales in the first nine months of 2020 were $4,630 million, decreasing $1,266 million, or 21.5%, from $5,896 million in the first nine months of 2019. The decrease in net sales was driven by lower tire volume of $1,133 million, lower sales in other tire-related businesses of $185 million, primarily due to a decrease in third-party sales of chemical products and lower aviation and retail sales, and unfavorable foreign currency translation of $108 million, primarily related to the Brazilian real. These decreases were partially offset by improvements in price and product mix of $160 million, driven by higher proportionate sales of commercial tires.

Operating loss in the first nine months of 2020 was $181 million, a change of $579 million from operating income of $398 million in the first nine months of 2019. The change in operating income (loss) was due to lower tire volume of $257 million, higher conversion costs of $227 million, primarily related to lower factory utilization and other period costs, and the write-off of work-in-process inventory of approximately $13 million, both as a direct result of the suspension of production and subsequent ramp up at our manufacturing facilities, and lower earnings in other tire-related businesses of $82 million, primarily due to a decrease in third-party sales of chemical products and lower aviation and retail sales. These decreases were partially offset by lower SAG of $27 million, primarily related to lower wages and benefits, advertising and travel-related expenses reflecting actions taken as a result of the COVID-19 pandemic. Conversion costs included savings from rationalization plans of $60 million in 2020, primarily related to Gadsden. Price and product mix includes TireHub equity losses of $30 million and $29 million in the first nine months of 2020 and 2019, respectively.

Operating income (loss) in the first nine months of 2020 excluded the TireHub non-cash impairment charge of $148 million, as well as asset write-offs and accelerated depreciation of $93 million and rationalization charges of $81 million, primarily related to the permanent closure of Gadsden. Operating income (loss) in the first nine months of 2019 excluded rationalization charges of $18 million.

Europe, Middle East and Africa

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2020	2019	Change	Percent Change	2020	2019	Change	Percent Change
Tire Units	13.2	14.5	(1.3)	(8.9)%	32.1	42.1	(10.0)	(23.8)%
Net Sales	$1,156	$1,205	$(49)	(4.1)%	$2,827	$3,567	$(740)	(20.7)%
Operating Income (Loss)	22	66	(44)	(66.7)%	(141)	164	(305)	(186.0)%
Operating Margin	1.9%	5.5%			(5.0)%	4.6%

Three Months Ended September 30, 2020 and 2019

Europe, Middle East and Africa unit sales in the third quarter of 2020 decreased 1.3 million units, or 8.9%, to 13.2 million units. Replacement tire volume decreased 1.0 million units, or 8.2%, primarily in our consumer business, reflecting decreased industry demand as a result of the economic impacts of the COVID-19 pandemic and expected declines resulting from our initiative to align distribution in Europe. OE tire volume decreased 0.3 million units, or 11.3%, primarily in our consumer business, driven by lower vehicle production as a result of ongoing pandemic-related impacts at major OE manufacturers and our continued exit of declining, less profitable market segments.

Net sales in the third quarter of 2020 were $1,156 million, decreasing $49 million, or 4.1%, from $1,205 million in the third quarter of 2019. Net sales decreased primarily due to lower tire volume of $97 million. This decrease was partially offset by improvements in price and product mix of $40 million, driven by higher proportionate sales of commercial tires, and favorable foreign currency translation of $5 million, driven by the strengthening of the euro.

Operating income in the third quarter of 2020 was $22 million, decreasing $44 million, or 66.7%, from $66 million in the third quarter of 2019. Operating income decreased due to higher conversion costs of $26 million, primarily related to lower factory utilization and other period costs directly related to the suspension of production and subsequent ramp up at our manufacturing facilities, lower tire volume of $23 million, lower earnings in other tire-related businesses of $7 million, primarily due to lower aviation sales, and higher SAG of $5 million. These decreases were partially offset by lower raw material costs of $11 million and improvements in price and product mix of $10 million.

Operating income in the third quarter of 2020 excluded net rationalization charges of $12 million. Operating income (loss) in the third quarter of 2019 excluded net rationalization charges of $12 million, accelerated depreciation of $1 million and net losses on asset sales of $1 million.

Nine Months Ended September 30, 2020 and 2019

Europe, Middle East and Africa unit sales in the first nine months of 2020 decreased 10.0 million units, or 23.8%, to 32.1 million units. Replacement tire volume decreased 6.4 million units, or 20.5%, primarily in our consumer business, reflecting decreased industry demand as a result of the economic impacts of the COVID-19 pandemic and expected declines resulting from our initiative to align distribution in Europe. OE tire volume decreased 3.6 million units, or 33.7%, primarily in our consumer business, driven by lower vehicle production as a result of pandemic-related impacts at major OE manufacturers and our continued exit of declining, less profitable market segments.

Net sales in the first nine months of 2020 were $2,827 million, decreasing $740 million, or 20.7%, from $3,567 million in the first nine months of 2019. Net sales decreased primarily due to lower tire volume of $777 million, unfavorable foreign currency translation of $60 million, driven by the weakening of the Turkish lira and South African rand, and lower sales in other tire-related businesses of $36 million, primarily due to lower aviation, motorcycle and racing sales. These decreases were partially offset by improvements in price and product mix of $132 million, driven by higher proportionate sales of commercial tires and our continued focus on 17-inch and above rim size consumer tires.

Operating loss in the first nine months of 2020 was $141 million, a change of $305 million from operating income of $164 million in the first nine months of 2019. The change in operating income (loss) was primarily due to lower tire volume of $191 million, as well as higher conversion costs of $144 million, primarily related to lower factory utilization and other period costs, and the write-off of work-in-process inventory of approximately $12 million, both as a direct result of the suspension of production and subsequent ramp up at our manufacturing facilities. Earnings in other tire-related businesses decreased by $25 million, primarily due to lower aviation and motorcycle sales. These decreases were partially offset by improvements in price and product mix of $37 million and lower SAG of $31 million, primarily related to lower advertising expense and lower wages and benefits reflecting actions taken as a result of the COVID-19 pandemic.

Operating income (loss) in the first nine months of 2020 excluded a non-cash goodwill impairment charge of $182 million, net rationalization charges of $48 million, net losses on asset sales of $2 million and accelerated depreciation of $1 million. Operating income (loss) in the first nine months of 2019 excluded net rationalization charges of $110 million, net gains on asset sales of $5 million and accelerated depreciation of $2 million.

Asia Pacific

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2020	2019	Change	Percent Change	2020	2019	Change	Percent Change
Tire Units	7.2	7.9	(0.7)	(8.7)%	17.0	21.9	(4.9)	(22.2)%
Net Sales	$486	$548	$(62)	(11.3)%	$1,208	$1,569	$(361)	(23.0)%
Operating Income	34	53	(19)	(35.8)%	6	141	(135)	(95.7)%
Operating Margin	7.0%	9.7%			0.5%	9.0%

Three Months Ended September 30, 2020 and 2019

Asia Pacific unit sales in the third quarter of 2020 decreased 0.7 million units, or 8.7%, to 7.2 million units. OE tire volume decreased 0.5 million units, or 16.2%, primarily in our consumer business, driven by lower vehicle production at major OE manufacturers, primarily in India, and the retirement of certain OE fitments, primarily in China. Replacement tire volume decreased 0.2 million units, or 4.3%, primarily in our consumer business in Japan.

Net sales in the third quarter of 2020 were $486 million, decreasing $62 million, or 11.3%, from $548 million in the third quarter of 2019. Net sales decreased due to lower tire volume of $43 million, unfavorable price and product mix of $9 million, and lower sales in other tire-related businesses of $8 million, primarily due to lower aviation sales.

Operating income in the third quarter of 2020 was $34 million, decreasing $19 million, or 35.8%, from $53 million in the third quarter of 2019. Operating income decreased due to lower tire volume of $12 million, unfavorable price and product mix of $11 million, higher conversion costs of $7 million, primarily due to the impact of lower factory utilization, and lower earnings in other tire-related businesses of $7 million, primarily due to lower aviation sales. These decreases were partially offset by lower raw material costs of $13 million and lower SAG of $6 million, primarily related to lower advertising expense and lower wages and benefits reflecting actions taken as a result of the COVID-19 pandemic.

Operating income in third quarter of 2020 excluded net rationalization charges of $4 million.

Nine Months Ended September 30, 2020 and 2019

Asia Pacific unit sales in the first nine months of 2020 decreased 4.9 million units, or 22.2%, to 17.0 million units. OE tire volume decreased 2.8 million units, or 33.2%, primarily in our consumer business in China and India, driven by lower vehicle production as a result of pandemic-related impacts at major OE manufacturers. Replacement tire volume decreased 2.1 million units, or 15.3%, primarily in our consumer business, reflecting decreased industry demand as a result of the economic impacts of the COVID-19 pandemic.

Net sales in the first nine months of 2020 were $1,208 million, decreasing $361 million, or 23.0%, from $1,569 million in the first nine months of 2019. Net sales decreased due to lower tire volume of $320 million, unfavorable foreign currency translation of $27 million, primarily related to the weakening of the Indian rupee and Australian dollar, and lower sales in other tire-related businesses of $26 million, primarily due to lower aviation and retail sales. These decreases were partially offset by improvements in price and product mix of $12 million.

Operating income in the first nine months of 2020 was $6 million, decreasing $135 million, or 95.7%, from $141 million in the first nine months of 2019. Operating income decreased due to lower tire volume of $83 million, higher conversion costs of $38 million, primarily due to the impact of lower factory utilization, lower earnings in other tire-related businesses of $31 million, primarily related to lower aviation and retail sales, and unfavorable price and product mix of $28 million. These decreases were partially offset by lower SAG of $28 million, primarily related to lower advertising and lower wages and benefits reflecting actions taken as a result of the COVID-19 pandemic, and lower raw material costs of $20 million.

Operating income in the first nine months of 2020 excluded net rationalization charges of $4 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.

In April 2020, we amended and restated our $2.0 billion first lien revolving credit facility. Changes to the facility include extending the maturity to April 9, 2025 and increasing the borrowing base for the facility by increasing the amount attributable to the value of our principal trademarks and adding the value of eligible machinery and equipment, which improved our availability under the facility by approximately $255 million at September 30, 2020. The interest rate for loans under the facility increased by 50 basis points to LIBOR plus 175 basis points, based on our current liquidity, and undrawn amounts under the facility will be subject to an annual commitment fee of 25 basis points.

In May 2020, we further enhanced our liquidity position by issuing $800 million of 9.5% senior notes due 2025.  We used the net proceeds from the issuance of these notes for general corporate purposes, including the repayment of our $282 million 8.75% senior notes at their maturity in August 2020.

At September 30, 2020, we had $1,057 million in cash and cash equivalents, compared to $908 million at December 31, 2019. For the nine months ended September 30, 2020, net cash used by operating activities was $239 million, reflecting our net loss for the period of $1,317 million, which includes non-cash charges for depreciation and amortization of $665 million and goodwill and other asset impairments of $330 million, as well as current-year changes in Balance Sheet accounts for Other Assets and Liabilities, Compensation and Benefits and Other Current Liabilities of $342 million. Net cash used for operating activities also reflects cash used for working capital of $272 million. Net cash used by investing activities was $515 million, primarily representing capital expenditures of $487 million. Net cash provided by financing activities was $955 million, primarily due to net borrowings of $1,009 million, partially offset by cash used for first quarter dividends of $37 million.

At September 30, 2020, we had $3,098 million of unused availability under our various credit agreements, compared to $3,554 million at December 31, 2019. The table below presents unused availability under our credit facilities at those dates:

(In millions)	September 30, 2020	December 31, 2019
First lien revolving credit facility	$1,593	$1,662
European revolving credit facility	836	899
Chinese credit facilities	288	290
Other domestic and international debt	30	338
Notes payable and overdrafts	351	365
	$3,098	$3,554

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

We expect our 2020 cash flow needs to include capital expenditures of up to $700 million. We also expect interest expense to be approximately $350 million; rationalization payments to be $200 million to $225 million; income tax payments to be approximately $40 million; dividends on our common stock to be $37 million, which reflects the dividend already paid in the first quarter of 2020; and contributions to our funded non-U.S. pension plans to be approximately $25 million. We continue to expect working capital to be a source of cash for the full year of 2020.

We expect our liquidity to remain strong through the remainder of the year. However, the borrowing base under our first lien revolving credit facility is dependent, in significant part, on our eligible accounts receivable and inventory, which have declined as a result of our lower sales and production levels due to the COVID-19 pandemic. A decline in our borrowing base would reduce our availability under the first lien revolving credit facility. Additionally, the amounts available to us from our pan-European accounts receivable securitization facility and other accounts receivable factoring programs have declined since December 31, 2019 due to the decline in our accounts receivable as a result of the impacts of the COVID-19 pandemic on our sales.

We are actively monitoring our liquidity and have taken a number of actions aimed at mitigating the negative consequences of the COVID-19 pandemic on our cash flows and liquidity, such as suspending production at most of our manufacturing facilities during parts of the first half of 2020, reducing our second quarter payroll costs through a combination of furloughs, temporary salary reductions and salary deferrals, refinancing our first lien revolving credit facility to extend its maturity and increase its borrowing base, issuing $800 million of 9.5% senior notes due 2025, temporarily suspending the quarterly dividend on our common stock, reducing capital expenditures and discretionary spending, and using governmental relief efforts to defer payroll and other tax payments globally. We intend to operate the business in a way that allows us to address our cash flow needs with our existing cash and available credit if they cannot be funded by cash generated from operating or other financing activities.  We believe that our liquidity position is adequate to fund our operating and investing needs for the next twelve months and to provide us with the ability to respond to further changes in the business environment.

Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, South Africa and Argentina, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, South African and Argentinian subsidiaries, which are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At September 30, 2020, approximately $581 million of net assets, including $163 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China, South Africa and Argentina have not had a material impact on our ability to make transfers out of those countries.

Operating Activities

Net cash used by operating activities was $239 million in the first nine months of 2020, increasing $100 million compared to net cash used by operating activities of $139 million in the first nine months of 2019.

The increase in net cash used by operating activities was driven by a decrease in operating income from our SBUs of $1,019 million and higher cash payments for rationalizations of $98 million, primarily due to cash payments made during 2020 related to Gadsden. These uses of cash were partially offset by a net decrease in cash used for working capital of $789 million, as well as the favorable impacts of year-over-year changes of $107 million in Other Assets and Liabilities and $59 million in Other Current Liabilities on the Balance Sheet, driven by a decrease in deferred and other non-current income tax assets, reimbursements from foreign governments for furloughed associates, and increases in deferred employee payroll tax deductions.

The net decrease in cash used for working capital reflects an increase in cash provided by Inventory of $821 million and a decrease in cash used for Accounts Receivable of $283 million, partially offset by an increase in cash used for Accounts Payable – Trade of $315 million. These changes were driven by the impacts of the COVID-19 pandemic, which included lower sales volume as well as mitigating actions taken by us, such as the suspension of production and subsequent ramp up at our manufacturing facilities and reducing expenditures.

Investing Activities

Net cash used by investing activities was $515 million in the first nine months of 2020, compared to $584 million in the first nine months of 2019. Capital expenditures were $487 million in the first nine months of 2020, compared to $561 million in the first nine months of 2019. Beyond expenditures required to sustain our facilities, capital expenditures in 2020 and 2019 primarily related to investments in additional 17-inch and above capacity around the world.

Financing Activities

Net cash provided by financing activities was $955 million in the first nine months of 2020, compared to net cash provided by financing activities of $789 million in the first nine months of 2019. Financing activities in 2020 included net borrowings of $1,009 million, which were partially offset by dividends on our common stock of $37 million. Financing activities in 2019 included net borrowings of $950 million, which were partially offset by dividends on our common stock of $111 million.

Credit Sources

In aggregate, we had total credit arrangements of $9,586 million available at September 30, 2020, of which $3,098 million were unused, compared to $9,054 million available at December 31, 2019, of which $3,554 million were unused. At September 30, 2020, we had long term credit arrangements totaling $8,683 million, of which $2,747 million were unused, compared to $8,320 million and $3,189 million, respectively, at December 31, 2019. At September 30, 2020, we had short term committed and uncommitted credit arrangements totaling $903 million, of which $351 million were unused, compared to $734 million and $365 million, respectively, at December 31, 2019. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.

Outstanding Notes

At September 30, 2020, we had $3,846 million of outstanding notes compared to $3,311 million at December 31, 2019.  In May 2020, we issued $800 million in aggregate principal amount of 9.5% senior notes due 2025, a portion of the proceeds of which were used to repay our $282 million 8.75% senior notes at maturity on August 17, 2020.

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

Our amended and restated first lien revolving credit facility is available in the form of loans or letters of credit.  Up to $800 million in letters of credit and $50 million of swingline loans are available for issuance under the facility.  Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks in an amount not to exceed $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $200 million. To the extent that our eligible accounts receivable and inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of September 30, 2020, our borrowing base, and therefore our availability, under the facility was $393 million below the facility's stated amount of $2.0 billion.

At September 30, 2020, we had no borrowings and $14 million of letters of credit issued under the revolving credit facility. At December 31, 2019, we had no borrowings and $37 million of letters of credit issued under the revolving credit facility.

At September 30, 2020, we had $342 million in letters of credit issued under bilateral letter of credit agreements.

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

At September 30, 2020 and December 31, 2019, the amounts outstanding under this facility were $400 million.

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

At September 30, 2020, there were $100 million borrowings (€85 million) outstanding under the German tranche, no borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility. At December 31, 2019, there were no borrowings and no letters of credit outstanding under the European revolving credit facility.

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

Accounts Receivable Securitization Facilities (On-Balance Sheet)

GEBV and certain other of our European subsidiaries are parties to a pan-European accounts receivable securitization facility that expires in 2023. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €30 million and not more than €450 million. For the period from October 18, 2018 through October 15, 2020, the designated maximum amount of the facility was €320 million. For the period from October 16, 2020 through October 18, 2021, the designated maximum amount of the facility was decreased to €280 million.

The facility involves the ongoing daily sale of substantially all of the trade accounts receivable of certain GEBV subsidiaries. These subsidiaries retain servicing responsibilities. Utilization under this facility is based on eligible receivable balances.

The funding commitments under the facility will expire upon the earliest to occur of: (a) September 26, 2023, (b) the non-renewal and expiration (without substitution) of all of the back-up liquidity commitments, (c) the early termination of the facility according to its terms (generally upon an Early Amortisation Event (as defined in the facility), which includes, among other things, events similar to the events of default under our senior secured credit facilities; certain tax law changes; or certain changes to law, regulation or accounting standards), or (d) our request for early termination of the facility. The facility’s current back-up liquidity commitments will expire on October 18, 2021.

At September 30, 2020, the amounts available and utilized under this program totaled $270 million (€230 million). At December 31, 2019, the amounts available and utilized under this program totaled $327 million (€291 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At September 30, 2020, the gross amount of receivables sold was $468 million, compared to $548 million at December 31, 2019.

Supplier Financing

We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institution acts as our paying agent with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under the programs. Agreements for such financing programs totaled up to $500 million at September 30, 2020 and December 31, 2019.

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

We have additional financial covenants in our first and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•

We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $200 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for the most recent period of four consecutive fiscal quarters. As of September 30, 2020, our availability under this facility of $1,593 million, plus our Available Cash of $152 million, totaled $1,745 million, which is in excess of $200 million.

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

In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first and second lien credit facilities that are described above and a financial covenant applicable only to GEBV and its subsidiaries. This financial covenant provides that we are not permitted to allow GEBV’s ratio of Consolidated Net GEBV Indebtedness to Consolidated GEBV EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net GEBV Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GEBV and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries, and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net GEBV Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At September 30, 2020, we were in compliance with this financial covenant.

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

At September 30, 2020, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.

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

In the first nine months of 2020, we paid cash dividends of $37 million on our common stock, all of which was paid in the first quarter of 2020. This amount excludes dividends earned on stock-based compensation plans of approximately $1 million for the first nine months of 2020. On April 16, 2020, we announced that we have temporarily suspended the quarterly dividend on our common stock.

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

Supplemental Guarantor Financial Information

Certain of our subsidiaries, which are listed on Exhibit 22 to this Quarterly Report on Form 10-Q and are generally holding companies or smaller operating companies, have guaranteed our obligations under the $1.0 billion outstanding principal amount of 5.125% senior notes due 2023, the $800 million outstanding principal amount of 9.5% senior notes due 2025, the $900 million outstanding principal amount of 5% senior notes due 2026 and the $700 million outstanding principal amount of 4.875% senior notes due 2027 (collectively, the “Notes”).

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

	Summarized Balance Sheets
(In millions)	September 30, 2020	December 31, 2019
Total Current Assets(1)	$4,488	$4,669
Total Non-Current Assets	5,426	5,876

Total Current Liabilities	$1,894	$2,371
Total Non-Current Liabilities	7,514	6,796

(1)	Includes receivables due from Non-Guarantor Subsidiaries of $2,294 million and $2,124 million as of September 30, 2020 and December 31, 2019, respectively.
	Summarized Statements of Operations
(In millions)	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Net Sales	$4,390	$7,390
Cost of Goods Sold	3,963	5,907
Selling, Administrative and General Expense	793	1,136
Goodwill and Other Asset Impairments	148	—
Rationalizations	82	86
Interest Expense	194	230
Other (Income) Expense	15	11
Income (Loss) before Income Taxes(2)	$(805)	$20

Net Income (Loss)	$(898)	$303
Goodyear Net Income (Loss)	$(898)	$303
(2)

Includes income from intercompany transactions with Non-Guarantor Subsidiaries of $337 million for the nine months ended September 30, 2020, primarily from royalties, dividends, interest and intercompany product sales, and $515 million for the year ended December 31, 2019, primarily from royalties, intercompany product sales, commissions and dividends.

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

Interest Rate Risk

We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At September 30, 2020, 31% of our debt was at variable interest rates averaging 2.63%.

The following table presents information about long term fixed rate debt, excluding finance leases, at September 30, 2020:

(In millions)
Carrying amount — liability	$4,059
Fair value — liability	4,054
Pro forma fair value — liability	4,169

The pro forma information assumes a 100 basis point decrease in market interest rates at September 30, 2020, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.

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

The following table presents net foreign currency contract information at September 30, 2020:

(In millions)
Fair value — asset (liability)	$6
Pro forma decrease in fair value	(197)
Contract maturities	10/20-9/21

The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at September 30, 2020, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

Fair values are recognized on the Consolidated Balance Sheet at September 30, 2020 as follows:

(In millions)
Current asset (liability):
Accounts receivable	$21
Other current liabilities	(15)

Long term asset (liability):
Other assets	$—
Other long term liabilities	—

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

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2020 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

We implemented a new financial information consolidation system in the third quarter of 2020. We believe we maintained appropriate internal controls throughout the implementation period including parallel comparisons to the previous system. There have been no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Asbestos Litigation

As reported in our Form 10-K for the year ended December 31, 2019, we were one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 39,600 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the first nine months of 2020, approximately 900 new claims were filed against us and approximately 1,700 were settled or dismissed. The amounts expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the third quarter and the first nine months of 2020 was $4 million and $9 million, respectively. At September 30, 2020, there were approximately 38,800 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. Refer to Note to the Consolidated Financial Statements No. 14, Commitments and Contingent Liabilities, for additional information on asbestos litigation.

Amiens Labor Claims

Approximately 850 former employees of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims totaling approximately €140 million ($164 million) against Goodyear France SAS. On May 28, 2020, Goodyear France SAS received a judgment from the labor court with respect to approximately 790 of these former employees.  As a result of this ruling and settlement discussions to resolve these claims and other similar claims, we accrued €4 million ($5 million) and €26 million ($30 million) in the three and nine months ended September 30, 2020, respectively, for estimated additional termination benefits.  We have appealed this ruling and will continue to defend ourselves against these claims and any additional claims that may be asserted against us.

Shareholder Derivative Litigation

On October 24, 2018, a purported shareholder of the Company filed a derivative action on behalf of the Company in the Court of Common Pleas for Summit County, Ohio against certain of our directors, our chief executive officer, and certain former officers and directors. The complaint also names the Company as a nominal defendant. The lawsuit alleges, among other things, breach of fiduciary duties, waste of corporate assets and fraudulent concealment in connection with certain G159 tires manufactured by us from 1996 until 2003. The lawsuit seeks unspecified monetary damages, an award of attorney’s fees and expenses, and other legal and equitable relief.  On September 25, 2020, the Court of Common Pleas dismissed the derivative action and the purported shareholder has appealed that dismissal.

Reference is made to Item 3 of Part I of our 2019 Form 10-K and to Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 for additional discussion of legal proceedings.

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

The tire industry has been negatively impacted by this evolving situation, particularly earlier in the year, which was characterized by a sudden and sharp decline in replacement tire demand and original equipment manufacturers suspending or severely limiting automobile production globally.  Our results have been, and are likely to continue to be, adversely impacted by this economic disruption, including lower tire volume, sales, income and cash flow.  In addition, our ability to continue implementing important strategic initiatives and capital expenditures may be reduced as we devote time and other resources to responding to the impacts of the COVID-19 pandemic.

In March 2020, we announced the suspension of production at our manufacturing facilities in Europe and the Americas due to the COVID-19 pandemic.  Production was suspended or significantly limited at most of our manufacturing facilities around the world during parts of the first half of 2020.  During the second quarter of 2020, we completed a phased restart of our manufacturing facilities and most of our factories have now returned to near full capacity. Our decisions to change production levels in the future will be based on an evaluation of market demand signals, inventory and supply levels, as well as our ability to continue to safeguard the health of our associates.  During the fourth quarter of 2020, we may experience unexpected delays or obstacles, such as disruptions in our supply chain or government mandates, that may hamper our ability to achieve planned production levels.  Further, we may not be able to operate at optimal levels of efficiency given new work rules and procedures that were implemented to protect our associates and increased absenteeism as a result of community spread of COVID-19.  The suspension of production at some of our manufacturing facilities, or difficulties or inefficiencies in resuming or increasing production, is likely to adversely impact our future results of operations, financial condition and liquidity, and that impact may be material.

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

Reference is made to Item 1A of Part I of our 2019 Form 10-K and to Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 for a discussion of our risk factors.

ITEM 6. EXHIBITS.

Refer to the Index of Exhibits, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

THE GOODYEAR TIRE & RUBBER COMPANY

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2020

INDEX OF EXHIBITS

Exhibit Table Item No.	Description of Exhibit	Exhibit Number
22	List of Subsidiary Guarantors	22

31	Rule 13a-14(a) Certifications

(a)	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.2

32	Section 1350 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.	32.1

101	Interactive Data Files

	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	101.INS

	Inline XBRL Taxonomy Extension Schema Document.	101.SCH

	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	101.CAL

	Inline XBRL Taxonomy Extension Definition Linkbase Document.	101.DEF

	Inline XBRL Taxonomy Extension Label Linkbase Document.	101.LAB

	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	101.PRE

104	Cover Page Interactive Data File

The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	October 30, 2020	By	/s/ EVAN M. SCOCOS
Evan M. Scocos, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the Principal Accounting Officer of the Registrant.)