Form 10-K
period 2020-12-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2021-02-09
CIK 42582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☑

The aggregate market value of the common stock held by nonaffiliates of the registrant, computed by reference to the last sales price of such common stock as of the closing of trading on June 30, 2020, was approximately $2.1 billion.

Shares of Common Stock, Without Par Value, outstanding at January 31, 2021:

233,220,098

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 12, 2021 are incorporated by reference in Part III.

THE GOODYEAR TIRE & RUBBER COMPANY

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2020

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

We are one of the world’s leading manufacturers of tires, engaging in operations in most regions of the world. In 2020, our net sales were $12,321 million and Goodyear’s net loss was $1,254 million. We develop, manufacture, market and distribute tires for most applications. We also manufacture and market rubber-related chemicals for various applications. We are one of the world’s largest operators of commercial truck service and tire retreading centers. We operate approximately 1,000 retail outlets where we offer our products for sale to consumer and commercial customers and provide repair and other services. We manufacture our products in 46 manufacturing facilities in 21 countries, including the United States, and we have marketing operations in almost every country around the world. We employ approximately 62,000 full-time and temporary associates worldwide.

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

DESCRIPTION OF GOODYEAR’S BUSINESS

GENERAL INFORMATION REGARDING OUR SEGMENTS

For the year ended December 31, 2020, we operated our business through three operating segments representing our regional tire businesses: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific.

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

Our principal products are new tires for most applications. Approximately 84% of our sales in 2020, 85% in 2019 and 84% in 2018 were for tire units. Sales of chemical products to unaffiliated customers were 3% in 2020, 3% in 2019 and 4% in 2018 of our consolidated sales (5%, 5% and 7% of Americas total sales in 2020, 2019 and 2018, respectively). The percentages of each segment’s sales attributable to tire units during the periods indicated were:

	Year Ended December 31,
Tire Unit Sales	2020	2019	2018
Americas	78%	80%	78%
Europe, Middle East and Africa	90	91	92
Asia Pacific	91	91	91

Each segment exports tires to other segments. The financial results of each segment exclude sales of tires exported to other segments, but include operating income derived from such transactions.

Goodyear does not include motorcycle, aviation or race tires in reported tire unit sales.

Tire unit sales for each segment during the periods indicated were:

GOODYEAR’S ANNUAL TIRE UNIT SALES — SEGMENT

	Year Ended December 31,
(In millions of tires)	2020	2019	2018
Americas	56.7	70.4	70.9
Europe, Middle East and Africa	44.5	55.1	57.8
Asia Pacific	24.8	29.8	30.5
Goodyear worldwide tire units	126.0	155.3	159.2

Our replacement and OE tire unit sales during the periods indicated were:

GOODYEAR’S ANNUAL TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2020	2019	2018
Replacement tire units	95.0	115.0	115.1
OE tire units	31.0	40.3	44.1
Goodyear worldwide tire units	126.0	155.3	159.2

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

AMERICAS

Americas, our largest segment in terms of revenue, develops, manufactures, distributes and sells tires and related products and services in North, Central and South America, and sells tires to various export markets, primarily through intersegment sales. Americas manufactures tires in five plants in the United States, two plants in Canada and five plants in Brazil, Chile, Colombia, Mexico and Peru.

Americas manufactures and sells tires for automobiles, trucks, buses, earthmoving, mining and industrial equipment, aircraft, and various other applications.

Goodyear brand radial passenger tire lines sold throughout Americas include the Assurance family of product lines for the premium and mid-tier passenger and cross-over utility segments; the Eagle and EfficientGrip Performance families of product lines for the high-performance segment; the Wrangler family of product lines for the sport utility vehicle and light truck segments; as well as the WinterCommand and Ultra Grip family of winter tires.  Additionally, we offer Dunlop brand radial tire lines including Signature and SP Sport for the passenger and performance segments; Grandtrek tire lines for the cross-over and sport utility vehicle and light truck segments; and SP Winter, Winter Maxx and Grandtrek tire lines for the winter tire segment. Americas also manufactures and sells several lines of Kelly brand radial tires for passenger cars and light trucks including the Kelly Edge A/S, Edge HP and Edge AT.  Our Americas commercial business provides commercial truck tires, retreads, services and business solutions to trucking fleets.  Americas also:

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
•

provides trucking fleets with new tires, retreads, mechanical service, preventative maintenance and roadside assistance from approximately 220 Company-owned locations, primarily Goodyear Commercial Tire & Service Centers,

•	sells automotive repair and maintenance items, automotive equipment and accessories and other items to dealers and consumers,
•	sells chemical products and natural rubber to Goodyear’s other business segments and to unaffiliated customers, and
•	provides miscellaneous other products and services.

In 2020, Americas launched several new consumer tires under the Goodyear brand, including the Goodyear WinterCommand Ultra.  Americas commercial business launched new tires under the Goodyear FuelMax, Goodyear Endurance, Goodyear KMAX, Goodyear UrbanMax and Kelly Armorsteel lines to service our long haul, regional, mixed service and city service customers.

In 2018, we formed a 50/50 joint venture with Bridgestone Americas, Inc. (“Bridgestone”) that combined our Company-owned wholesale distribution business and Bridgestone’s tire wholesale warehouse business to create TireHub, LLC (“TireHub”), a national tire distributor in the United States.

Markets and Other Information

Tire unit sales to replacement and OE customers served by Americas during the periods indicated were:

AMERICAS UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2020	2019	2018
Replacement tire units	44.4	55.1	53.8
OE tire units	12.3	15.3	17.1
Total tire units	56.7	70.4	70.9

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

Our products sold in the United States are subject to Federal Motor Vehicle Safety Standards (“FMVSS”) promulgated and enforced by the National Highway Traffic Safety Administration (“NHTSA”), which has established various standards and regulations applicable to tires sold in the United States and tires sold in a foreign country that are identical or substantially similar to tires sold in the United States. NHTSA has the authority to order the recall of automotive products, including tires, having a defect related to motor vehicle safety or that do not comply with a motor vehicle safety standard. In addition, the Transportation Recall Enhancement, Accountability, and Documentation Act (the “TREAD Act”) imposes numerous reporting requirements with respect to the early warning reporting of warranty claims, property damage claims, and bodily injury and fatality claims. The FMVSS also require tire manufacturers to comply with rigorous tire testing standards. Compliance with these regulations has increased the cost of producing and distributing tires in the United States.

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

In 2020, EMEA launched a number of new consumer tires under the Goodyear, Dunlop, Debica, Sava and Fulda brands, including the Goodyear EfficientGrip Performance 2 for the high performance segment and the Goodyear Vector 4Seasons Gen-3 and Dunlop Sport All Season tire for the all-season segment.  EMEA also introduced a number of commercial truck tires, including line extensions of the FuelMax Gen-2 and KMAX Gen-2.

Markets and Other Information

Tire unit sales to replacement and OE customers served by EMEA during the periods indicated were:

EUROPE, MIDDLE EAST AND AFRICA UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2020	2019	2018
Replacement tire units	34.0	41.5	42.9
OE tire units	10.5	13.6	14.9
Total tire units	44.5	55.1	57.8

EMEA is a significant supplier of tires to most vehicle manufacturers across the region.

EMEA’s primary competitors are Michelin, Bridgestone, Continental, Pirelli, several regional and local tire producers, and imports from other regions, primarily Asia.

Goodyear and Dunlop brand tires are sold for replacement in EMEA through various channels of distribution, principally independent multi-brand tire dealers. In some areas, Goodyear brand tires, as well as Dunlop, Debica, Sava and Fulda brand tires, are distributed through independent dealers, regional distributors and retail outlets, of which approximately 80 are owned by Goodyear. In 2020, we took actions to better align our European distribution network in order to capture the full value of our products and brands in the marketplace.

Our European operations are subject to regulation by the European Union. The Tire Safety Regulation sets performance standards that tires for cars and light and commercial trucks need to meet for rolling resistance, wet grip braking (passenger car tires only) and noise in order to be sold in the European Union. The Tire Labeling Regulation applies to all passenger car, light truck and commercial truck tires and requires that consumers be informed about the tire's fuel efficiency, wet grip and noise characteristics.

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

In 2020, Asia Pacific released new consumer tires under the Goodyear brand, including the Goodyear Eagle F1 Sport which builds on the 2019 launches of the Eagle F1 Asymmetric 5 and Eagle F1 SuperSport to complete the renewal of the Asia Pacific sport segment. Additionally, we released the EfficientGrip Performance 2 for the passenger luxury segment and, in Japan, the EfficientGrip ECO EG02 for the passenger broad market segment. Asia Pacific also launched two new commercial tires: the S800 to meet increasing mid-size urban bus requirements and the KMAX T210 to meet more demanding requirements of long haul logistics fleets.

Markets and Other Information

Tire unit sales to replacement and OE customers served by Asia Pacific during the periods indicated were:

ASIA PACIFIC UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2020	2019	2018
Replacement tire units	16.6	18.4	18.4
OE tire units	8.2	11.4	12.1
Total tire units	24.8	29.8	30.5

Asia Pacific’s major competitors are Bridgestone and Michelin along with many other global brands present in different parts of the region, including Continental, Dunlop, Hankook and a large number of regional and local tire producers.

Asia Pacific sells primarily Goodyear brand tires throughout the region and also sells the Dunlop brand in Australia and New Zealand. Other brands of tires, such as Remington, Kelly and Diamondback, are sold in smaller quantities. Tires are sold through a network of licensed and franchised retail stores and multi-brand retailers through a network of wholesale dealers as well as through an increasing number of on-line outlets. In Australia, we also operate a network of approximately 180 retail stores under the Beaurepaires brand.

GENERAL BUSINESS INFORMATION

Sources and Availability of Raw Materials

The principal raw materials used by Goodyear are synthetic and natural rubber. Synthetic rubber accounts for approximately 52% of all rubber consumed by us on an annual basis. Our plants located in Beaumont and Houston, Texas supply a major portion of our global synthetic rubber requirements. We purchase all of our requirements for natural rubber in the world market.

Other important raw materials and components we use are carbon black, steel cord, fabrics and petrochemical-based commodities. Substantially all of these raw materials and components are purchased from independent suppliers, except for certain chemicals we manufacture. We purchase most raw materials and components in significant quantities from several suppliers, except in those instances where only one or a few qualified sources are available. We anticipate the continued availability of all raw materials and components we will require during 2021, subject to spot shortages and unexpected disruptions caused by the ongoing COVID-19 pandemic, natural disasters, such as hurricanes, and other events.

Substantial quantities of fuel and other petrochemical-based commodities are used in the production of tires, synthetic rubber and other products. Supplies of such fuels and commodities have been and are expected to continue to be available to us in quantities sufficient to satisfy our anticipated requirements, subject to spot shortages.

Human Capital Management

At December 31, 2020, we employed approximately 62,000 full-time and temporary associates throughout the world, including approximately 36,000 associates covered under collective bargaining agreements. During 2020, our employment of full-time and temporary associates decreased by approximately 1,000 people, primarily related to the permanent closure of our Gadsden, Alabama manufacturing facility. Approximately 5,700 of our associates in the United States are covered by a master collective bargaining agreement with the United Steelworkers ("USW"), which expires in July 2022. In addition, approximately 800 of our associates in the United States are covered by other contracts with the USW and various other unions. Approximately 20,000 of our associates outside of the United States are covered by union contracts that currently have expired or that will expire in 2021, primarily in Germany, Luxembourg, China, Slovenia, France, Turkey, India and Mexico. Unions represent a major portion of our associates in the United States and Europe.

Engaging and enabling our associates to realize their full potential is one of our core strategies. This starts with attracting top diverse talent and is followed by fostering inclusion, offering opportunities for skill and career development, promoting health and wellness, providing a safe and healthy workplace, making a positive impact in our communities, and expecting our associates to know and comply with our compliance and ethics policies.

Talent Management — Our associates are the driving force behind our success. They underpin every aspect of our strategy and help us deliver value to our customers, shareholders and communities. We provide integrated talent management and learning solutions aimed at enabling our associates to reach their full personal and professional potential at Goodyear. We are guided by our talent strategy which focuses on talent attraction, talent development, talent engagement and retention, as well as succession planning. An example of how we attract talent is through campus recruiting into our intern and job rotational programs utilized by several of our functional teams. We offer a number of tools for talent development including The Goodyear Learning Center, which is our in-house collection of online courses available to all associates. In our manufacturing plants, one of the pillars of our plant optimization efforts is Continuous Skills Development, which focuses on developing problem-solving and decision-making skills.

Diversity and Inclusion — A diverse workforce is critical to our long-term success. Embracing and valuing differences allows us to attract top talent, improve associate satisfaction and engagement, foster innovation, and meld varying experiences and perspectives to drive enhanced customer service, business creativity and decision-making. Our goal is to create a work environment where people have a real sense of belonging and are able to thrive. Our commitment is reflected in the policies that govern our workforce, such as our Business Conduct Manual and Global Zero Tolerance policy and is evidenced in our recruiting strategies, succession planning, diversity and inclusion training and Employee Resource Groups (“ERGs”), which are key to our inclusion efforts. Our ERGs provide associates access to coaching, mentoring and professional development, and include the Goodyear Black Network, Goodyear Veterans Association, Goodyear Women’s Network, Goodyear Pride Network, HOLA (Hispanic/Latino), Next Generation Leaders and Goodyear Asia India Middle East (AIM).

Health and Wellness — Our wellness initiatives take a holistic view of associate health, including physical, emotional, financial and social health, to enable our associates to thrive and bring their best selves to work each day. Goodyear strives to be at the forefront of corporate wellness, and that goal is the driver behind our “GoodLife” wellness program, which is led by our Chief Health Officer, in order to foster a culture of wellness for all Goodyear associates and their families. To meet the needs of our diverse workforce, retirees and their dependents, we offer varying robust benefits packages for our full-time and part-time associates globally.

Workforce Safety and Wellness — Our vision is to have the safest operations in the world. We have established a goal of eliminating all serious injuries and fatalities in our workplace. To reduce the risk of serious injuries we invest in systems that enable us to receive reliable and structured data to enable decision making. We also work to improve our industrial hygiene to prevent work-related illness from noise and the substances used in the manufacturing process and we focus on ergonomics using a six-step problem-solving process to reduce injuries and maximize workplace performance.

Community Engagement — Collaborating with community organizations energizes our associates and helps us build a better future. Our global strategy and efforts are an extension of our business and are aimed at safe mobility, inspiring students to reach their full potential and reducing our environmental impacts. We encourage our associates to participate in our Global Week of Volunteering.

Compliance and Ethics — To “Act with Integrity” is a core component of our global strategy. Each associate is responsible for acting with honesty, integrity and respect every day and everywhere we do business. Our Business Conduct Manual guides our Board of Directors, executive team and all associates globally. We require our global salaried associates to complete training annually on our Business Conduct Manual and periodically on subjects such as competition law, anti-corruption and anti-bribery, and being a compliance leader.

Refer to "Overview — Results of Operations" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for information on the human capital management actions we have taken in response to the COVID-19 pandemic.

Patents and Trademarks

We own approximately 1,800 product, process and equipment patents issued by the United States Patent Office and approximately 3,600 patents issued or granted in other countries around the world. We have approximately 400 applications for United States patents pending and approximately 800 patent applications on file in other countries around the world. While such patents and patent applications as a group are important, we do not consider any patent or patent application to be of such importance that the loss or expiration thereof would materially affect Goodyear or any business segment.

We own, control or use approximately 1,500 different trademarks, including several using the word “Goodyear” or the word “Dunlop.” Approximately 8,300 registrations and 300 pending applications worldwide protect these trademarks. While such trademarks as a group are important, the only trademarks we consider material to our business, or to the business of any of our segments, are those using the word “Goodyear,” and with respect to certain of our international business segments, those using the word “Dunlop.” We believe our trademarks are valid and most are of unlimited duration as long as they are adequately protected and appropriately used.

Compliance with Government Regulations

We are subject to extensive regulation under environmental and occupational safety and health laws and regulations worldwide. These laws and regulations relate to, among other things, air emissions, discharges to surface and underground waters, the generation, handling, storage, transportation and disposal of waste materials and hazardous substances, and workplace safety and health. We have several continuing programs designed to ensure compliance with foreign, federal, state and local environmental and occupational safety and health laws and regulations. We expect capital expenditures for pollution control facilities and occupational safety and health projects to be approximately $40 million and $35 million in 2021 and 2022, respectively.

We also incur ongoing expenses to maintain and operate our pollution control facilities and conduct our other environmental activities, including the control and disposal of hazardous substances. These expenditures are expected to be sufficient to comply with existing environmental laws and regulations and are not expected to have a material adverse effect on our competitive position. In the future, we may incur increased costs and additional charges associated with environmental compliance and cleanup projects necessitated by the identification of new waste sites, the impact of new environmental laws and regulatory standards, or the availability of new technologies. Compliance with foreign, federal, state and local environmental laws and regulations in the future may require a material increase in our capital expenditures and could adversely affect our earnings and competitive position.

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

Refer to “Description of Goodyear’s Business – Americas” and “Description of Goodyear’s Business – Europe, Middle East and Africa” included in this Item 1, “Business” for information regarding compliance with government regulations in each of those segments.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below are: (1) the names and ages of all executive officers of the Company at February 9, 2021, (2) all positions with the Company presently held by each such person, and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Position(s) Held	Age

Richard J. Kramer	Chairman of the Board, Chief Executive Officer and President	57

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

Darren R. Wells	Executive Vice President and Chief Financial Officer	55

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

Stephen R. McClellan	President, Americas	55

Mr. McClellan was named President, Americas in January 2016. He is the executive officer responsible for Goodyear's operations in North, Central and South America. Mr. McClellan joined Goodyear in 1988.

Christopher R. Delaney	President, Europe, Middle East and Africa	59

Mr. Delaney was named President, Europe, Middle East and Africa in September 2017. He is the executive officer responsible for Goodyear’s operations in Europe, the Middle East and Africa. Mr. Delaney joined Goodyear as President-Elect, Asia Pacific in August 2015, and has served as President, Asia Pacific (January 2016 to September 2017).

Ryan G. Patterson	President, Asia Pacific	47

Mr. Patterson was named President, Asia Pacific in September 2017. He is the executive officer responsible for Goodyear’s operations in Asia, Australia, New Zealand and the Western Pacific. Mr. Patterson joined Goodyear in 2002 and has served as President, North America Consumer (September 2014 to September 2017).

Jonathan Bellissimo	Senior Vice President, Global Operations and Technology	65

Mr. Bellissimo was named Senior Vice President, Global Operations and Technology in January 2019. He is the executive officer responsible for Goodyear’s global manufacturing, supply chain, sales and operations planning, engineering and product quality activities. Mr. Bellissimo joined Goodyear in 1977 and has served as General Director of the Goodyear Innovation Center in Akron, Ohio (January 2010 to August 2016) and Vice President, Americas Product Development & Chemical (September 2016 to December 2018).

Laura P. Duda	Senior Vice President and Chief Communications Officer	51

Ms. Duda was named Senior Vice President and Chief Communications Officer in January 2019. She is the executive officer responsible for Goodyear’s communications activities worldwide. Ms. Duda joined Goodyear as Vice President, Corporate Communications in February 2016, and has served as Vice President, Communications, Americas (July 2016 to December 2018). Prior to joining Goodyear, Ms. Duda was Vice President, Communications at Exelon Corporation, a utility services holding company, from November 2008 to January 2016.

Name	Position(s) Held	Age

Christopher P. Helsel	Senior Vice President and Chief Technology Officer	55

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

David E. Phillips	Senior Vice President and General Counsel	45

Mr. Phillips was named Senior Vice President and General Counsel in June 2019. He is Goodyear's chief legal officer. Mr. Phillips joined Goodyear in 2011 and has served as Senior Legal Counsel (2011 to April 2016), Associate General Counsel, North America (May 2016 to August 2016) and Associate General Counsel, Americas (September 2016 to June 2019).

Gary S. VanderLind	Senior Vice President and Chief Human Resources Officer	58

Mr. VanderLind was named Senior Vice President and Chief Human Resources Officer in February 2019. He is the executive officer responsible for Goodyear’s global human resources activities. Mr. VanderLind joined Goodyear in 1985 and has served as Vice President, Human Resources - North America (September 2007 to August 2016) and Vice President, Human Resources - Americas (September 2016 to January 2019).

Evan M. Scocos	Vice President and Controller	49

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

The tire industry has been negatively impacted by this evolving situation, particularly earlier in 2020, which was characterized by a sudden and sharp decline in replacement tire demand and original equipment manufacturers suspending or severely limiting automobile production globally. Our results have been, and are likely to continue to be, adversely impacted by this economic disruption, including lower tire volume, sales, income and cash flow. In addition, our ability to continue implementing important strategic initiatives and capital expenditures may be reduced as we devote time and other resources to responding to the impacts of the COVID-19 pandemic.

In March 2020, we announced the suspension of production at our manufacturing facilities in Europe and the Americas due to the COVID-19 pandemic. Production was suspended or significantly limited at most of our manufacturing facilities around the world during parts of the first half of 2020. During the second quarter of 2020, we completed a phased restart of most of our manufacturing facilities.  Most of our factories returned to full capacity by the end of the third quarter and remained at full capacity during the fourth quarter. Our decisions to change production levels in the future will be based on an evaluation of market demand signals, inventory and supply levels, as well as our ability to continue to safeguard the health of our associates. During 2021, we may experience unexpected delays or obstacles, such as disruptions in our supply chain or government mandates, that may hamper our ability to achieve planned production levels. Further, we will not be able to operate at optimal levels of efficiency given new work rules and procedures that were implemented to protect our associates and increased absenteeism as a result of community spread of COVID-19. Any suspension of production at our manufacturing facilities, or difficulties or inefficiencies in resuming or increasing production, is likely to adversely impact our future results of operations, financial condition and liquidity, and that impact may be material.

Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital. If the COVID-19 pandemic continues for an extended period of time or worsens, our liquidity position may deteriorate. While we actively monitor our liquidity and took a number of actions aimed at mitigating the negative consequences of the COVID-19 pandemic on our cash flows and liquidity, our cash flows from operating activities may decline if global economic activity remains low and we are unable to have sufficient access to credit or other capital. For example, the borrowing base under our first lien revolving credit facility is dependent, in significant part, on our eligible accounts receivable and inventory, which have declined as a result of our lower sales and production levels due to the COVID-19 pandemic. Additionally, our European revolving credit facility contains a leverage ratio covenant applicable to Goodyear Europe B.V. and its subsidiaries.  While we are currently in compliance with this covenant, if we were unable to satisfy this covenant in the future or obtain a waiver from our lenders, we would no longer be able to access our €800 million European revolving credit facility or our pan-European accounts receivable securitization facility.

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

The COVID-19 pandemic has also exacerbated several of the risks disclosed below, including, but not limited to, the following (which are identified by their caption):

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

Our results for 2020 were highly influenced by the severe economic disruption caused by the ongoing COVID-19 pandemic.  The tire industry has been negatively impacted by this evolving situation, particularly earlier in the year, which was characterized by a sudden and sharp decline in replacement tire demand and original equipment manufacturers suspending or severely limiting automobile production globally.  Our results have been, and are likely to continue to be, adversely impacted by this economic disruption, including lower tire volume, sales, income and cash flow.  In this environment, global tire industry demand continues to be difficult to predict.

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

We continue to face distribution challenges in Europe which have adversely impacted our consumer replacement tire business in that region.  In 2020, we continued to address these challenges by taking actions to better align our European distribution network in order to capture the full value of our products and brands in the marketplace.  This project is ongoing and although significant progress has been made, the remaining changes we are pursuing to our distribution network in Europe could lead to continued disruption in our consumer replacement sales in 2021.  If we fail to address the distribution challenges that we face, or our plans to align our distribution network in Europe do not achieve the desired result, our competitive position may deteriorate and our operating results, financial condition and liquidity could be adversely affected.

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

We are a party to collective bargaining contracts with our labor unions, which represent a significant number of our employees. Our master collective bargaining agreement with the USW covers approximately 5,700 of our associates in the United States at December 31, 2020, and expires in July 2022. In addition, approximately 20,000 of our associates outside of the United States are covered by union contracts that have expired or are expiring in 2021, primarily in Germany, Luxembourg, China, Slovenia, France, Turkey, India and Mexico. Although we believe that our relations with our associates are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage or interruption, we could experience a significant disruption of, or inefficiencies in, our operations or incur higher labor costs, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

The financial position and results of operations of many of our international subsidiaries are initially recorded in various foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our financial statements. The strengthening of the U.S. dollar against these foreign currencies ordinarily has a negative impact on our reported sales and operating margin (and conversely, the weakening of the U.S. dollar against these foreign currencies has a positive impact). For the year ended December 31, 2020, foreign currency translation unfavorably affected sales by $233 million and unfavorably affected segment operating income by $2 million compared to the year ended December 31, 2019. The volatility of currency exchange rates may materially adversely affect our operating results.

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

The tire industry has been negatively impacted by the COVID-19 pandemic, particularly earlier in 2020, which was characterized by a sudden and sharp decline in replacement tire demand and original equipment manufacturers suspending or severely limiting automobile production globally. As a result of the ongoing pandemic, automotive vehicle production and global tire industry demand continues to be difficult to predict.

Although sales to our OE customers accounted for approximately 17% of our net sales in 2020, demand for our products by OE customers and production levels at our facilities are impacted by automotive vehicle production. We may experience future declines in sales volume due to declines in new vehicle sales, the performance, discontinuation or sale of certain OE brands, platforms or programs, increased competition, or weakness in the demand for replacement tires, which could result in us incurring under-absorbed fixed costs at our production facilities or slowing the rate at which we are able to recover those costs.

Automotive production can also be affected by the ongoing pandemic, labor relation issues, financial difficulties or supply disruptions. Our OE customers could experience production disruptions resulting from their own or supplier labor, financial or supply difficulties, or from government actions to contain and combat the outbreak and spread of COVID-19. Such events may cause an OE customer to reduce or suspend vehicle production. Other customers, such as dealers, retailers or distributors, may experience similar disruptions to their operations.  As a result, a customer could halt or significantly reduce purchases of our products, which would harm our results of operations, financial condition and liquidity.

Our suppliers could also experience production disruptions due to the ongoing pandemic or labor, financial or supply difficulties, or new environmental laws or stricter enforcement of existing environmental laws. Any such production disruptions may result in the unexpected closure of our suppliers' facilities or increases in the cost of our raw materials, which would adversely affect our results of operations and financial condition.

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

Our capital expenditures are limited by our liquidity and capital resources and the amount we have available for capital spending is limited by the need to pay our other expenses and to maintain adequate cash reserves and borrowing capacity to meet unexpected demands that may arise. In addition, we significantly reduced our capital expenditures in 2020 in order to preserve cash as part of our response to the COVID-19 pandemic.  We believe that our ratio of capital expenditures to sales is lower than the comparable ratio for our principal competitors.

Productivity improvements and manufacturing cost improvements may be required to offset potential increases in labor and raw material costs and competitive price pressures. In addition, as part of our strategy to reduce high-cost and excess manufacturing capacity and to increase our capacity to produce higher margin tires, we may need to modernize or expand our facilities. We are currently undertaking significant construction, expansion and modernization projects in the United States, Germany, Slovenia and Thailand.

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

We have a substantial amount of debt. As of December 31, 2020, our debt (including finance leases) on a consolidated basis was approximately $6.0 billion. Our substantial amount of debt and other obligations could have important consequences. For example, it could:

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

Availability under our first lien revolving credit facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory, the value of our principal trademarks, the value of eligible machinery and equipment, and certain cash in an amount not to exceed $200 million. To the extent that our eligible accounts receivable and inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under that facility may decrease below its stated amount. In addition, if at any time the amount of outstanding borrowings and letters of credit under that facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess.

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

Certain of our borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require us to use more of our available cash to service our indebtedness. There can also be no assurance that we will be able to enter into swap agreements or other hedging arrangements in the future if we desire to do so, or that any existing or future hedging arrangements will offset increases in interest rates. As of December 31, 2020, we had approximately $1.4 billion of variable rate debt outstanding.

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

We have significant deferred tax assets, including foreign tax credits. We must generate sufficient earnings of the appropriate character in order to utilize our deferred tax assets prior to any applicable expiration dates. If our earnings remain flat or decline over an extended period of time, we may not be able to utilize certain of our deferred tax assets prior to their expiration and we may need to record an additional valuation allowance against them that could materially adversely affect our results of operations in the period in which the valuation allowance is recorded.

For further information regarding our contingent liabilities and tax matters, refer to Notes to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities, and No. 6, Income Taxes, in this Form 10-K. For further information regarding our accounting policies with respect to certain of our contingent liabilities and uncertain income tax positions, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”

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

In addition, pursuant to the Energy Independence and Security Act of 2007, NHTSA may establish a national tire fuel efficiency consumer information program. If a related rule-making process is completed, certain tires sold in the United States would be required to be rated for rolling resistance, traction and tread wear. While the federal law preempts state tire fuel efficiency laws adopted after January 1, 2006, we may become subject to additional tire fuel efficiency legislation, either in the United States or other countries.

Our European operations are subject to regulation by the European Union. In 2009, two regulations, the Tire Safety Regulation and the Tire Labeling Regulation, applicable to tires sold in the European Union were adopted. The Tire Safety Regulation sets performance standards that tires for cars and light and commercial trucks need to meet for rolling resistance, wet grip braking (passenger car tires only) and noise in order to be sold in the European Union. The Tire Labeling Regulation applies to all passenger car, light truck and commercial truck tires and requires that consumers be informed about the tire's fuel efficiency, wet grip and noise characteristics. Other countries, such as Brazil, have also adopted tire labeling regulations, and additional countries may also introduce similar regulations in the future.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

We manufacture our products in 46 manufacturing facilities located around the world including 13 plants in the United States.

AMERICAS MANUFACTURING FACILITIES.  Americas owns or leases and operates 23 manufacturing facilities in 7 countries, including:

•	12 tire plants,
•	4 chemical plants,
•	1 tire mold plant,
•	2 tire retread plants,
•	3 aviation retread plants, and
•	1 mix plant.

EUROPE, MIDDLE EAST AND AFRICA MANUFACTURING FACILITIES.  EMEA owns or leases and operates 15 manufacturing facilities in 8 countries, including:

•	13 tire plants,
•	1 tire retread plant, and
•	1 aviation retread plant.

ASIA PACIFIC MANUFACTURING FACILITIES.  Asia Pacific owns and operates 8 manufacturing facilities in 6 countries, including 7 tire plants and 1 aviation retread plant.

PLANT UTILIZATION.  Our worldwide tire capacity utilization rate was approximately 68% during 2020 compared to approximately 85% in 2019 and 87% in 2018. The decreased utilization rate in 2020 was driven by pandemic-related factory shutdowns earlier in the year. The majority of our plants returned to full capacity by the end of the third quarter and remained at full capacity during the fourth quarter. The reported capacity utilization is an overall average for the Company. Our utilization rate can vary significantly between product lines, depending on the complexity of the tires, and between consumer and commercial tires, and can also vary between business segments.

OTHER FACILITIES.  We also own and operate two research and development facilities and technical centers, three development centers, one innovation lab, and seven tire proving grounds. We lease our Corporate and Americas headquarters and our research and development facility and technical center in Akron, Ohio. We operate approximately 1,000 retail outlets for the sale of our tires to consumer and commercial customers, approximately 50 tire retreading facilities and approximately 220 warehouse distribution facilities. Substantially all of these facilities are leased. We do not consider any one of these leased properties to be material to our operations. For additional information regarding leased properties, refer to the Notes to the Consolidated Financial Statements No. 13, Property, Plant and Equipment, and No. 14, Leases, in this Form 10-K. Certain of our manufacturing facilities are mortgaged as collateral for our secured credit facilities. Refer to the Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments, in this Form 10-K.

ITEM 3.    LEGAL PROCEEDINGS.

Asbestos Litigation

We are currently one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 38,700 claimants at December 31, 2020 relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present at our facilities. We manufactured, among other things, rubber coated asbestos sheet gasket materials from 1914 through 1973 and aircraft brake assemblies containing asbestos materials prior to 1987. Some of the claimants are independent contractors or their employees who allege exposure to asbestos while working at certain of our facilities. It is expected that in a substantial portion of these cases there will be no evidence of exposure to a Goodyear manufactured product containing asbestos or asbestos in our facilities. The amount expended by us and our insurers on defense and claim resolution was $13 million during 2020. The plaintiffs in the pending cases allege that they were exposed to asbestos and, as a result of such exposure, suffer from various respiratory diseases, including in some cases mesothelioma and lung cancer. The plaintiffs are seeking unspecified actual and punitive damages and other relief. For additional information on asbestos litigation, refer to the Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities, in this Form 10-K.

Amiens Labor Claims

Approximately 850 former employees of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims totaling approximately €140 million ($172 million) against Goodyear France SAS. On May 28, 2020, Goodyear France SAS received a judgment from the labor court with respect to approximately 790 of these former employees. As a result of this ruling and settlement discussions to resolve these claims and other similar claims, we accrued approximately €27 million ($30 million) during 2020 for estimated additional termination benefits. We have appealed this ruling and will continue to defend ourselves against these claims and any additional claims that may be asserted against us.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The principal market for our common stock is the Nasdaq Global Select Market (Stock Exchange Symbol: GT). At December 31, 2020, there were 11,971 holders of record of the 233,220,098 shares of our common stock then outstanding.

Set forth in the table below is certain information regarding the number of shares of our common stock that were subject to outstanding stock options or other compensation plan awards at December 31, 2020.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in Column (a))
	(a)
Equity compensation plans approved by shareholders	8,700,732	$15.97	6,659,546	(1)
Equity compensation plans not approved by shareholders	—	—	—
Total	8,700,732	$15.97	6,659,546

(1)

Under our equity compensation plans, up to a maximum of 1,010,448 performance shares in respect of performance periods ending on or subsequent to December 31, 2020, 103,492 shares of restricted stock and 2,568,873 restricted stock units have been awarded. In addition, up to 38,659 shares of common stock may be issued in respect of the deferred payout of awards made under our equity compensation plans. The number of performance shares indicated assumes the maximum possible payout that may be earned during the relevant performance periods.

ITEM 6. SELECTED FINANCIAL DATA.

	Year Ended December 31,(1)
(In millions, except per share amounts)	2020	2019(2)	2018(2)	2017(2)	2016(2)
Net Sales	$12,321	$14,745	$15,475	$15,377	$15,158
Net Income (Loss)	$(1,250)	$(297)	$708	$365	$1,284
Less: Minority Shareholders’ Net Income	4	14	15	19	20
Goodyear Net Income (Loss)	$(1,254)	$(311)	$693	$346	$1,264
Goodyear Net Income (Loss) — Per Share of Common Stock:
Basic	$(5.35)	$(1.33)	$2.92	$1.39	$4.81
Diluted	$(5.35)	$(1.33)	$2.89	$1.37	$4.74
Cash Dividends Declared per Common Share	$0.16	$0.64	$0.58	$0.44	$0.31
Total Assets	$16,506	$17,185	$16,872	$17,064	$16,511
Long Term Debt and Finance Leases Due Within One Year	152	562	243	391	436
Long Term Debt and Finance Leases	5,432	4,753	5,110	5,076	4,798
Goodyear Shareholders’ Equity	3,078	4,351	4,864	4,603	4,507
Total Shareholders’ Equity	3,259	4,545	5,070	4,850	4,725

(1)	Refer to “Basis of Presentation” and “Principles of Consolidation” in the Note to the Consolidated Financial Statements No. 1, Accounting Policies.
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

This management's discussion and analysis provides comparisons of material changes in the consolidated financial statements for the years ended December 31, 2020 and 2019. For a comparison of the years ended December 31, 2019 and 2018, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2019.

Results of Operations

Our results for 2020 were highly influenced by the severe economic disruption caused by the ongoing COVID-19 pandemic.  However, based on recent favorable recovery trends, particularly in the U.S., Europe and China, the negative impacts of the pandemic on tire industry demand, auto production, miles driven and our tire volume have moderated and are expected to continue to improve.  The tire industry has been negatively impacted by this evolving situation, particularly earlier in the year, which was characterized by a sudden and sharp decline in replacement tire demand and original equipment (“OE”) manufacturers suspending or severely limiting automobile production globally.  This environment, which persisted throughout much of 2020, aggravated already challenging industry conditions in many of our key markets, including foreign currency headwinds due to a strong U.S. dollar, lower OE industry volume, softening demand in Europe, weak market conditions in China and economic volatility in Latin America, that were present throughout 2019.

We continue to take actions in response to COVID-19 to protect the health and wellbeing of our associates, customers and communities, which remain our top priority, to mitigate the near- and long-term financial impacts on our operating results, and to ensure adequate liquidity and capital resources are available to maintain our operations until the auto industry and replacement tire demand fully recovers.

Actions taken throughout 2020 included:

•

In March 2020, we announced the suspension of production in Europe and the Americas. These temporary measures were implemented in a way that allowed us to safely and promptly resume production as public health and market conditions improved. We completed a phased restart of most of our manufacturing facilities during the second quarter of 2020, without any significant subsequent COVID-19 related disruptions.

•

During parts of the first half of 2020, production was also temporarily suspended or significantly limited in several locations in Asia Pacific, most notably at our Pulandian, China manufacturing facility.  Our Pulandian facility began operating with all of its workforce by the end of the first quarter.

•

Throughout the third quarter of 2020, we continued to ramp up tire production across our manufacturing footprint and most of our factories returned to full capacity by the end of the third quarter and remained at full capacity during the fourth quarter.  Our decisions to change production levels in the future will be based on an evaluation of market demand signals, inventory and supply levels, as well as our ability to continue to safeguard the health of our associates.

•

As our business is deemed essential in the U.S. and most other parts of the world, in order to maintain customer service, warehouses, commercial truck service centers and retail operations remained largely operational throughout the year on a reduced staffing schedule, when necessary, and with strong social distancing practices in place. We continue to closely monitor local conditions surrounding these operations, as well as inventory and supply levels, to continue delivery of our products.

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

•

On April 9, 2020, we amended and restated our $2.0 billion first lien revolving credit facility, extending the maturity date from April 2021 to April 2025. The refinancing includes favorable adjustments to the calculation of the facility’s borrowing base, which improved our availability under the facility by approximately $230 million at December 31, 2020.  In May 2020, we further strengthened our liquidity position by issuing $800 million of 9.5% senior notes due 2025, a portion of the proceeds of which were used to repay our $282 million 8.75% senior notes at maturity in August 2020. For further discussion related to these important sources of liquidity, refer to “Liquidity and Capital Resources.”

•	On April 16, 2020, we announced that we suspended the quarterly dividend on our common stock. Previously, these dividends totaled approximately $37 million each quarter.

•

We are leveraging governmental relief efforts when available to defer payroll and other tax payments, which benefited full-year cash flows by approximately $60 million in the U.S. alone.  In addition, we benefited from a provision in the Coronavirus Aid, Relief, and Economic Security Act that provided for a 50 percent refundable payroll tax credit on wages, including continuing health benefits, paid to U.S. employees retained but not working due to the COVID-19 pandemic.  As a result, during 2020, we recorded a benefit of $12 million as an offset to payroll tax expense.

•

We have taken, and will continue to take, as necessary, other actions to reduce costs and preserve cash in order to successfully navigate the current economic environment, including limiting capital expenditures to $647 million for 2020 and reducing discretionary spending, including other selling, administrative and general expenses (“SAG”), which, in total, decreased by $131 million in 2020.

Additionally, on April 17, 2020, we reached a tentative bargaining agreement, which was ratified on May 1, 2020, and subsequently permanently closed our Gadsden, Alabama manufacturing facility (“Gadsden”) as part of our continuing strategy to strengthen the competitiveness of our manufacturing footprint by curtailing production of tires for declining, less profitable segments of the tire market. We estimate the total pre-tax charges associated with this plan to be $280 million to $295 million, of which $170 million to $180 million are expected to be cash charges.  We recorded $189 million of these charges and made cash payments of $46 million during 2020.  The remaining charges will be recorded and the remaining cash payments will be made primarily in 2021 and 2022. We expect the combined impact of this plan and the previously announced rationalization actions related to Gadsden will result in approximately $130 million in annual savings in 2021 when compared to 2019.

Our results for 2020 reflect an 18.9% decrease in tire unit shipments compared to 2019, as industry demand was significantly affected, particularly in the second quarter of 2020, by the actions governments, businesses and consumers took to slow the spread of COVID-19.  More recently, the macroeconomic impacts of the pandemic have moderated and are expected to continue to improve.  Our tire unit shipments were down 17.6%, 45.5%, 9.1% and 4.9% in the first, second, third and fourth quarters of 2020, respectively, compared to 2019.  Our results for 2020 include a $394 million unfavorable impact due to higher conversion costs, primarily as a result of lower factory utilization and other period costs directly related to the suspension of production and subsequent ramp up at our manufacturing facilities, partially offset by cost savings of $370 million, including raw material cost saving measures of $61 million. Cost savings for 2020 include approximately $140 million of costs eliminated in response to the COVID-19 pandemic, including through furloughs and government support programs, most of which are expected to return in 2021.

Net sales were $12,321 million in 2020, compared to $14,745 million in 2019. Net sales decreased in 2020 primarily due to lower global tire volume, lower sales in other tire-related businesses, primarily due to lower aviation sales globally and a decrease in third-party sales of chemical products in Americas, and unfavorable foreign currency translation, primarily in Americas and EMEA. These decreases were partially offset by improvements in price and product mix, primarily in EMEA and Americas.

Goodyear net loss in 2020 was $1,254 million, or $5.35 per diluted share, compared to Goodyear net loss of $311 million, or $1.33 per diluted share, in 2019. The increase in Goodyear net loss in 2020 was primarily driven by lower segment operating income and non-cash goodwill and other asset impairment charges, partially offset by lower income tax expense.

Our total segment operating loss for 2020 was $14 million, compared to income of $945 million in 2019. The $959 million decrease was primarily due to lower global tire volume of $571 million, higher conversion costs of $394 million, primarily in Americas and EMEA, and lower income from other tire-related businesses of $158 million, driven by lower aviation sales globally and lower third-party chemical sales in Americas. These decreases were partially offset by lower SAG of $100 million, primarily due to lower wages and benefits and lower advertising expense reflecting actions taken as a result of the COVID-19 pandemic, lower raw material costs of $63 million, primarily in EMEA and Asia Pacific, and improvements in price and product mix of $38 million, primarily in EMEA and Americas, partially offset by unfavorable price and product mix in Asia Pacific. Refer to "Results of Operations — Segment Information” for additional information.

Liquidity

At December 31, 2020, we had $1,539 million in cash and cash equivalents as well as $3,881 million of unused availability under our various credit agreements, compared to $908 million and $3,554 million, respectively, at December 31, 2019. Cash and cash equivalents increased by $631 million from December 31, 2019 primarily due to cash flows from operating activities of $1,115 million and net borrowings of $250 million, partially offset by capital expenditures of $647 million and first quarter dividends paid of $37 million. Cash flows from operating activities reflect cash provided by working capital of $871 million. Cash flows from operating activities also reflect our net loss for the year of $1,250 million, which includes non-cash charges for depreciation and amortization of $859 million and goodwill and other asset impairments of $330 million, as well as current year changes in Balance Sheet Accounts for Other Assets and Liabilities and Compensation and Benefits totaling $290 million. Refer to "Liquidity and Capital Resources" for additional information.

Outlook

The COVID-19 pandemic caused the temporary closure of many businesses throughout the world during 2020, which limited global business activity, particularly earlier in the year. Most of our manufacturing facilities around the world suspended or significantly limited production at times during the first half of 2020 in response to the pandemic. We completed a phased restart of most of our manufacturing facilities during the second quarter of 2020, returned to full capacity by the end of the third quarter, and remained at full capacity during the fourth quarter.

During the second half of 2020, tire demand in our major markets recovered faster than we anticipated. The stronger than planned volume exceeded our  production.  We expect to reinvest $450 million to $500 million in working capital during 2021 given the decrease in our inventory levels during 2020.

While markets have recovered considerably, we continue to face a high level of uncertainty as several governments around the globe have recently implemented, or are considering implementing, measures to slow the pandemic that have the potential to reduce economic activity and mobility.  We expect volume in the first quarter of 2021 to remain below 2019 levels, reflecting lower auto production and continued softness in vehicle miles traveled.

During the first quarter of 2021, we expect our production to be approximately 3 million units higher than in the first quarter of 2020. Beyond the first quarter, our decisions to change production levels will be based on an evaluation of market demand signals, inventory and supply levels, as well as our ability to continue to safeguard the health of our associates.

Our other tire-related businesses have also been significantly affected by the weak economic environment. While our retail and chemical businesses largely stabilized in the second half of 2020, the decline in business and leisure travel is continuing to adversely impact our aviation business, which we expect will continue in 2021.

For the full year of 2021, we expect our raw material costs to increase $125 million to $175 million, including the benefit of raw material cost saving measures, primarily in the second half of the year. Natural and synthetic rubber prices and other commodity prices historically have been volatile, and this estimate could change significantly based on fluctuations in the cost of these and other key raw materials and foreign exchange rates. We are continuing to focus on price and product mix, to substitute lower cost materials where possible, to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials.

In 2021, we expect our capital expenditures will be approximately $850 million, which includes spending for certain items that were deferred in 2020.

Refer to “Item 1A. Risk Factors” for a discussion of the factors that may impact our business, results of operations, financial condition or liquidity and “Forward-Looking Information – Safe Harbor Statement” for a discussion of our use of forward-looking statements.

RESULTS OF OPERATIONS — CONSOLIDATED

All per share amounts are diluted and refer to Goodyear net income (loss).

Goodyear net loss in 2020 was $1,254 million, or $5.35 per share, compared to Goodyear net loss of $311 million, or $1.33 per share, in 2019. The increase in Goodyear net loss in 2020 was primarily driven by lower segment operating income and non-cash goodwill and other asset impairment charges, partially offset by lower income tax expense.

Net Sales

Net sales in 2020 of $12,321 million decreased $2,424 million, or 16.4%, compared to $14,745 million in 2019, primarily due to lower global tire volume of $2,387 million, lower sales in other tire-related businesses of $244 million, primarily due to lower aviation sales globally and a decrease in third-party sales of chemical products in Americas, and unfavorable foreign currency translation of $233 million, primarily in Americas and EMEA. These decreases were partially offset by improvements in price and product mix of $402 million, primarily in EMEA and Americas. Goodyear worldwide tire unit net sales were $10,339 million and $12,524 million in 2020 and 2019, respectively. Consumer and commercial net sales were $7,190 million and $2,636 million in 2020, respectively. Consumer and commercial net sales were $8,835 million and $2,953 million in 2019, respectively.

The following table presents our tire unit sales for the periods indicated:

	Year Ended December 31,
(In millions of tires)	2020	2019	% Change
Replacement Units
United States	31.4	40.3	(22.1)%
International	63.6	74.7	(14.9)%
Total	95.0	115.0	(17.4)%
OE Units
United States	9.3	11.2	(16.9)%
International	21.7	29.1	(25.4)%
Total	31.0	40.3	(23.1)%
Goodyear worldwide tire units	126.0	155.3	(18.9)%

The decrease in worldwide tire unit sales of 29.3 million units, or 18.9%, compared to 2019, included a decrease of 20.0 million replacement tire units, or 17.4%, comprised primarily of a decrease in Americas and EMEA. OE tire units decreased by 9.3 million units, or 23.0%, primarily due to lower vehicle production globally. Consumer and commercial unit sales in 2020 were 113.8 million and 10.6 million, respectively. Consumer and commercial unit sales in 2019 were 141.9 million and 11.7 million, respectively.

Cost of Goods Sold

Cost of goods sold (“CGS”) was $10,337 million in 2020, decreasing $1,265 million, or 10.9%, from $11,602 million in 2019. CGS was 83.9% of sales in 2020 compared to 78.7% of sales in 2019. CGS in 2020 decreased primarily due to lower global tire volume of $1,816 million, foreign currency translation of $208 million, primarily in Americas and EMEA, lower costs in other tire-related businesses of $86 million, driven by lower aviation sales globally and lower third-party chemical sales in Americas, and lower raw material costs of $63 million, primarily in EMEA and Asia Pacific. These decreases were partially offset by higher conversion costs of $394 million, primarily due to lower factory utilization and other period costs, and the write-off of work-in-process inventory of approximately $26 million, both as a direct result of the suspension of production and subsequent ramp up at our manufacturing facilities, primarily in Americas and EMEA, and higher costs related to product mix of $364 million, primarily in Americas and EMEA. CGS in 2020 included pension expense of $16 million compared to $14 million in 2019. CGS in 2020 and 2019 also included incremental savings from rationalization plans of $107 million and $20 million, respectively.

CGS in 2020 included accelerated depreciation and asset write-offs of $105 million ($81 million after-tax and minority), primarily related to the permanent closure of Gadsden. CGS in 2019 included accelerated depreciation and asset write-offs of $15 million ($12 million after-tax and minority) and favorable indirect tax settlements in Brazil of $11 million ($7 million after-tax and minority) and in the U.S. of $6 million ($5 million after-tax and minority).

Selling, Administrative and General Expense

SAG was $2,192 million in 2020, decreasing $131 million, or 5.6%, from $2,323 million in 2019. SAG was 17.8% of sales in 2020 compared to 15.8% of sales in 2019. SAG decreased primarily due to lower wages and benefits of $42 million, lower advertising expense of $31 million and lower travel-related expenses of $30 million, reflecting global actions taken as a result of the COVID-19 pandemic. SAG also decreased due to foreign currency translation of $23 million, primarily in Americas. SAG in 2020 included pension expense of $18 million compared to $15 million in 2019. SAG in 2020 and 2019 also included incremental savings from rationalization plans of $6 million and $17 million, respectively.

Goodwill and Other Asset Impairments

During 2020, we recorded non-cash impairment charges of $182 million ($178 million after-tax and minority) related to goodwill of our EMEA reporting unit and $148 million ($113 million after-tax and minority) related to our investment in TireHub.  For further information, refer to Notes to the Consolidated Financial Statements No. 11, Goodwill and Intangible Assets, and No. 12, Other Assets and Investments, in this Form 10-K.

Rationalizations

We recorded net rationalization charges of $159 million ($127 million after-tax and minority) in 2020. Net rationalization charges include $94 million in Americas, primarily related to the permanent closure of Gadsden, and $59 million in EMEA, primarily related to additional termination benefits for associates at the closed Amiens, France manufacturing facility.

We recorded net rationalization charges of $205 million ($165 million after-tax and minority) in 2019. Net rationalization charges include $115 million in EMEA, primarily related to a plan to modernize two of our manufacturing facilities in Germany, and $90 million in Americas, primarily related to the offer of voluntary buy-outs and other actions in 2019 related to Gadsden.

Upon completion of the 2020 plans, we estimate that annual segment operating income will improve by approximately $91 million ($73 million CGS and $18 million SAG). The savings realized in 2020 from rationalization plans totaled $113 million ($107 million CGS and $6 million SAG).

For further information, refer to the Note to the Consolidated Financial Statements No. 3, Costs Associated with Rationalization Programs, in this Form 10-K.

Interest Expense

Interest expense was $324 million in 2020, decreasing $16 million from $340 million in 2019. The decrease was primarily due to a lower average interest rate of 4.99% in 2020 compared to 5.31% in 2019, partially offset by a higher average debt balance of $6,495 million in 2020 compared to $6,408 million in 2019.

Other (Income) Expense

Other Expense was $119 million and $98 million in 2020 and 2019, respectively. The $21 million increase was primarily due to a decrease in net gains on asset sales of $18 million, a decrease in net foreign currency exchange gains of $13 million, interest income in 2019 on favorable indirect tax settlements in Brazil of $8 million ($5 million after-tax and minority), and a net gain in 2019 on insurance recoveries of $4 million ($3 million after-tax and minority). These increases were partially offset by charges of $25 million ($25 million after-tax and minority) in 2019 related to flooding at our Beaumont, Texas chemical facility.

Non-service related pension and other postretirement benefits expense of $110 million in 2020 includes net pension settlement and curtailment charges of $18 million ($14 million after-tax and minority). Non-service related pension and other postretirement benefits expense of $118 million in 2019 includes pension settlement charges of $5 million ($4 million after-tax and minority).

Net (gains) losses on asset sales were a loss of $2 million ($2 million after-tax and minority) in 2020 as compared to a gain of $16 million ($15 million after-tax and minority) in 2019.

Other (Income) Expense in 2020 included charges of $3 million ($2 million after-tax and minority), compared to charges of $5 million ($4 million after-tax and minority) in 2019, for non-asbestos legal claims related to discontinued products. Other (Income) Expense in 2019 included a net gain of $2 million ($2 million after-tax and minority) related to an acquisition and $2 million ($2 million after-tax and minority) of favorable foreign currency translation on indirect tax items.

For further information, refer to the Note to the Consolidated Financial Statements No. 5, Other (Income) Expense, in this Form 10-K.

Income Taxes

Income tax expense in 2020 was $110 million on a loss before income taxes of $1,140 million. In 2020, income tax expense was unfavorably impacted by net discrete adjustments totaling $305 million ($305 million after minority interest), including the establishment of a $295 million valuation allowance on certain deferred tax assets for foreign tax credits during the first quarter of 2020 as discussed below. Discrete adjustments also reflect a net charge of $10 million, including a $15 million charge related to a U.S. valuation allowance for state loss carryforwards, a $13 million benefit to adjust our deferred tax assets in England for a third quarter enacted change in the tax rate, and various other net charges totaling $8 million.

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

At December 31, 2020, we had approximately $1.2 billion of U.S. federal, state and local deferred tax assets, net of valuation allowances totaling $368 million primarily for foreign tax credits with limited lives. Approximately $900 million of these U.S. net deferred tax assets have unlimited lives and approximately $300 million have limited lives and expire between 2025 and 2040.  At December 31, 2019, we had approximately $1.2 billion of U.S. federal, state and local deferred tax assets, net of valuation allowances totaling $13 million.  In the U.S., we have a cumulative loss for the three-year period ending December 31, 2020.  However, as the three-year cumulative loss in the U.S. is driven by the business disruption created by the COVID-19 pandemic, in assessing our ability to utilize our deferred tax assets, we also considered objectively verifiable information including recent favorable recovery trends in the tire industry and our tire volume as well as the return to profitability of our U.S. business by the end of the fourth quarter and its expected continued improvement.  While the COVID-19 related disruptions to our business are ultimately expected to be temporary, there is still considerable uncertainty around the extent and duration of these disruptions, as well as what additional actions federal, state or local governments may take to contain the pandemic.  As such, an additional valuation allowance may be required against all, or a portion of, our U.S. net deferred tax assets in a future period.

At December 31, 2020 and 2019, our U.S. deferred tax assets included $133 million and $403 million of foreign tax credits with limited lives, net of valuation allowances of $328 million and $3 million, respectively, generated primarily from the receipt of foreign dividends. During the first quarter of 2020, we established a valuation allowance of $295 million against all of these foreign tax credits with expiration dates through 2024 and a portion of those expiring in 2025. In addition, during the fourth quarter of 2020, we increased our valuation allowance by $30 million with a corresponding increase to our deferred tax assets to reflect the impact of a decrease in foreign tax credits utilized on our 2019 income tax return. Due to the sudden and sharp decline in industry demand and the temporary suspension of production at our U.S. manufacturing facilities as a result of the COVID-19 pandemic, we have a significant U.S. tax loss for 2020.  As loss carryforwards must be utilized prior to foreign tax credits in offsetting future income for tax purposes, we concluded that it is not more likely than not that we will be able to utilize these foreign tax credits prior to their expiration. Our earnings and forecasts of future profitability, taking into consideration recent trends, along with three significant sources of foreign income provide us sufficient positive evidence that we will be able to utilize our remaining foreign tax credits that expire between 2025 and 2030.  Our sources of foreign income are (1) 100% of our domestic profitability can be re-characterized as foreign source income under current U.S. tax law to the extent domestic losses have offset foreign source income in prior years, (2) annual net foreign source income, exclusive of dividends, primarily from royalties, and (3) tax planning strategies, including capitalizing research and development costs, accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, and reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, all of which would increase our domestic profitability.

We consider our current forecasts of future profitability in assessing our ability to realize our deferred tax assets, including our foreign tax credits.  As noted above, these forecasts include the impact of recent trends, including various macroeconomic factors such as the impact of the COVID-19 pandemic, on our profitability, as well as the impact of tax planning strategies.  Macroeconomic factors, including the impact of the COVID-19 pandemic, possess a high degree of volatility and can significantly impact our profitability.  As such, there is a risk that future earnings will not be sufficient to fully utilize our U.S. net deferred tax assets, including our remaining foreign tax credits.  However, we believe our forecasts of future profitability along with the three significant sources of foreign income described above provide us sufficient positive, objectively verifiable evidence to conclude that it is more likely than not that, at December 31, 2020, our U.S. net deferred tax assets, including our foreign tax credits, net of valuation allowances, will be fully utilized.

At December 31, 2020 and 2019, we had approximately $1.3 billion and $1.2 billion of foreign deferred tax assets, respectively, and valuation allowances of $1.1 billion and $1.0 billion, respectively.  Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets.  Most notably, in Luxembourg, we maintain a valuation allowance of $978 million on all of our net deferred tax assets.  Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances having a significant impact on our financial position or results of operations will exist within the next twelve months.

For further information, refer to "Critical Accounting Policies" and Note to the Consolidated Financial Statements No. 6, Income Taxes, in this Form 10-K.

Minority Shareholders’ Net Income

Minority shareholders’ net income was $4 million in 2020, compared to $14 million in 2019. The decrease primarily relates to a $17 million indirect tax benefit in EMEA during the first quarter of 2019.

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

Total segment operating loss in 2020 was $14 million, compared to total segment operating income of $945 million in 2019. Total segment operating margin (segment operating income (loss) divided by segment sales) in 2020 was (0.1%) compared to 6.4% in 2019.

Management believes that total segment operating income is useful because it represents the aggregate value of income created by our SBUs and excludes items not directly related to the SBUs for performance evaluation purposes. Total segment operating income is the sum of the individual SBUs’ segment operating income. Refer to the Note to the Consolidated Financial Statements No. 8, Business Segments, in this Form 10-K, for further information and for a reconciliation of total segment operating income to Income (Loss) before Income Taxes.

Americas

	Year Ended December 31,
(In millions)	2020	2019	2018
Tire Units	56.7	70.4	70.9
Net Sales	$6,556	$7,922	$8,168
Operating Income	9	550	654
Operating Margin	0.1%	6.9%	8.0%

Americas unit sales in 2020 decreased 13.7 million units, or 19.4%, to 56.7 million units. Replacement tire volume decreased 10.7 million units, or 19.3%, primarily in our consumer business in the United States, Brazil and Canada, due to lower sales resulting from the economic impacts of the COVID-19 pandemic. OE tire volume decreased 3.0 million units, or 19.8%, primarily in our consumer business in the United States, Brazil and Canada, driven by lower vehicle production as a result of pandemic-related impacts at major OE manufacturers.

Net sales in 2020 were $6,556 million, decreasing $1,366 million, or 17.2%, compared to $7,922 million in 2019. The decrease in net sales was driven by lower volume of $1,231 million, lower sales in other tire-related businesses of $191 million, primarily due to a decrease in third-party sales of chemical products and lower aviation and retail sales, and unfavorable foreign currency translation of $165 million, primarily related to the Brazilian real. These decreases were partially offset by improvements in price and product mix of $185 million, driven by higher proportionate sales of commercial tires, and $34 million ($26 million after-tax and minority) for a one-time legal settlement.

Operating income in 2020 was $9 million, decreasing $541 million, or 98.4%, from $550 million in 2019. The decrease in operating income was due to lower volume of $281 million, higher conversion costs of $215 million, primarily related to lower factory utilization and other period costs, and the write-off of work-in-process inventory of approximately $13 million, both as a direct result of the suspension of production and subsequent ramp up at our manufacturing facilities, and lower earnings in other tire-related businesses of $94 million, primarily due to a decrease in third-party sales of chemical products and lower aviation and retail sales. These decreases were partially offset by lower SAG of $37 million, primarily related to lower wages and benefits and travel-related expenses reflecting actions taken as a result of the COVID-19 pandemic, and improvements in price and product mix of $20 million.  Operating income was also impacted by the $34 million one-time legal settlement noted above as well as a $13 million ($10 million after-tax and minority) charge for an environmental remediation liability at a closed facility. Conversion costs include savings from rationalization plans of $92 million in 2020, primarily related to Gadsden. Price and product mix includes TireHub equity losses of $36 million and $33 million in 2020 and 2019, respectively.

Operating income in 2020 excluded the TireHub non-cash impairment charge of $148 million, as well as accelerated depreciation and asset write-offs of $103 million and rationalization charges of $94 million, primarily related to the permanent closure of Gadsden. Operating income in 2019 excluded rationalization charges of $90 million and accelerated depreciation and asset write-offs of $13 million.

Americas' results are highly dependent upon the United States, which accounted for 82% and 81% of Americas' net sales in 2020 and 2019, respectively. Results of operations in the United States are expected to continue to have a significant impact on Americas' future performance.

Europe, Middle East and Africa

	Year Ended December 31,
(In millions)	2020	2019	2018
Tire Units	44.5	55.1	57.8
Net Sales	$4,020	$4,708	$5,090
Operating Income (Loss)	(72)	202	363
Operating Margin	(1.8)%	4.3%	7.1%

Europe, Middle East and Africa unit sales in 2020 decreased 10.6 million units, or 19.3%, to 44.5 million units. Replacement tire volume decreased 7.5 million units, or 18.2%, primarily in our consumer business, reflecting decreased industry demand due to the economic impacts of the COVID-19 pandemic and expected declines resulting from our initiative to align distribution in Europe. OE tire volume decreased 3.1 million units, or 22.6%, primarily in our consumer business, driven by lower vehicle production as a result of pandemic-related impacts at major OE manufacturers and our continued exit of declining, less profitable market segments.

Net sales in 2020 were $4,020 million, decreasing $688 million, or 14.6%, compared to $4,708 million in 2019. Net sales decreased primarily due to lower volume of $825 million, unfavorable foreign currency translation of $52 million, driven by the weakening of the Turkish lira, South African rand and Russian ruble, partially offset by the strengthening of the euro, and lower sales in other tire-related businesses of $22 million, primarily due to lower aviation sales. These decreases were partially offset by improvements in price and product mix of $210 million, driven by higher proportionate sales of commercial tires and our continued focus on 17-inch and above rim size consumer tires.

Operating loss in 2020 was $72 million, a change of $274 million, from operating income of $202 million in 2019. The change in operating income (loss) was primarily due to lower volume of $204 million, higher conversion costs of $143 million, primarily related to lower factory utilization and other period costs, and the write-off of work-in-process inventory of approximately $12 million, both as a direct result of the suspension of production and subsequent ramp up at our manufacturing facilities, lower earnings in other tire-related businesses of $27 million, primarily due to lower aviation and motorcycle sales, and higher start-up costs of $8 million, primarily related to our plant expansion projects in Europe. These decreases in operating income were partially offset by improvements in price and product mix of $58 million, lower raw material costs of $40 million, and lower SAG of $37 million, primarily related to lower advertising and travel-related expenses reflecting actions taken as a result of the COVID-19 pandemic. SAG and conversion costs included incremental savings from rationalization plans of $4 million and $15 million, respectively.

Operating income (loss) in 2020 excluded a non-cash goodwill impairment charge of $182 million, net rationalization charges of $59 million, net losses on asset sales of $2 million, and accelerated depreciation and asset write-offs of $2 million. Operating income (loss) in 2019 excluded net rationalization charges of $115 million, net gains on asset sales of $16 million, and accelerated depreciation and asset write-offs of $2 million.

EMEA’s results are highly dependent upon Germany, which accounted for 18% and 21% of EMEA’s net sales in 2020 and 2019, respectively. Results of operations in Germany are expected to continue to have a significant impact on EMEA’s future performance.

Asia Pacific

	Year Ended December 31,
(In millions)	2020	2019	2018
Tire Units	24.8	29.8	30.5
Net Sales	$1,745	$2,115	$2,217
Operating Income	49	193	257
Operating Margin	2.8%	9.1%	11.6%

Asia Pacific unit sales in 2020 decreased 5.0 million units, or 16.9%, to 24.8 million units. OE tire volume decreased 3.2 million units, or 27.8%, primarily in our consumer business in China and India, driven by lower vehicle production at major OE manufacturers as a result of the COVID-19 pandemic and the impact of discontinued fitments in China. Replacement tire volume decreased 1.8 million units, or 10.1%, primarily in our consumer business, reflecting decreased industry demand as a result of the economic impacts of the COVID-19 pandemic.

Net sales in 2020 were $1,745 million, decreasing $370 million, or 17.5%, from $2,115 million in 2019. Net sales decreased due to lower volume of $331 million, lower sales in other tire-related businesses of $31 million, primarily due to lower aviation and retail sales, and unfavorable foreign currency translation of $16 million, primarily related to the weakening of the Indian rupee. These decreases were partially offset by improvements in price and product mix of $7 million.

Operating income in 2020 was $49 million, decreasing $144 million, or 74.6%, from $193 million in 2019. Operating income decreased due to lower volume of $86 million, unfavorable price and product mix of $40 million, lower earnings in other tire-related businesses of $37 million, primarily due to lower aviation and retail sales, and higher conversion costs of $36 million, primarily due to the impact of lower factory utilization. These decreases were partially offset by lower raw material costs of $35 million and lower SAG of $26 million, primarily related to lower wages and benefits, advertising and travel-related expenses reflecting actions taken as a result of the COVID-19 pandemic.

Operating income in 2020 excluded net rationalization charges of $4 million.

Asia Pacific’s results are highly dependent upon Australia and China. Australia accounted for 27% of Asia Pacific’s net sales in both 2020 and 2019, respectively. China accounted for 25% and 26% of Asia Pacific's net sales in 2020 and 2019, respectively. Results of operations in Australia and China are expected to continue to have a significant impact on Asia Pacific's future performance.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the financial statements. On an ongoing basis, management reviews its estimates, based on currently available information. Changes in facts and circumstances may alter such estimates and affect our results of operations and financial position in future periods. Our critical accounting policies relate to:

•	general and product liability and other litigation,
•	workers’ compensation,
•	goodwill,
•	deferred tax asset valuation allowances and uncertain income tax positions, and
•	pensions and other postretirement benefits.

General and Product Liability and Other Litigation.  We have recorded liabilities totaling $285 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at December 31, 2020. General and product liability and other litigation liabilities are recorded based on management’s assessment that a loss arising from these matters is probable. If the loss can be reasonably estimated, we record the amount of the estimated loss. If the loss is estimated within a range and no point within the range is more probable than another, we record the minimum amount in the range. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Loss ranges are based upon the specific facts of each claim or class of claims and are determined after review by counsel. Court rulings on our cases or similar cases may impact our assessment of the probability and our estimate of the loss, which may have an impact on our reported results of operations, financial position and liquidity. We record receivables for insurance recoveries related to our litigation claims when it is probable that we will receive reimbursement from the insurer. Specifically, we are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products previously manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in federal and state courts.

We periodically, and at least annually, update, using actuarial analyses, our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or changed circumstances arising in the future may result in an increase in the recorded obligation, and that increase may be significant. We had recorded gross liabilities for both asserted and unasserted asbestos claims, inclusive of defense costs, totaling $149 million at December 31, 2020.

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

As of December 31, 2020, we recorded a receivable related to asbestos claims of $90 million, and we expect that approximately 60% of asbestos claim related losses would be recoverable through insurance through the period covered by the estimated liability. Of this amount, $13 million was included in Current Assets as part of Accounts Receivable at December 31, 2020. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers. Although we believe these amounts are collectible under primary and certain excess policies today, future disputes with insurers could result in significant charges to operations.

Workers’ Compensation.  We have recorded liabilities, on a discounted basis, of $196 million for anticipated costs related to U.S. workers’ compensation claims at December 31, 2020. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. The liability is discounted using the risk-free rate of return.

For further information on general and product liability and other litigation, and workers’ compensation, refer to Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities, in this Form 10-K.

Goodwill.  Goodwill is tested for impairment annually as of October 31 or more frequently if an indicator of impairment is present. Goodwill totaled $408 million at December 31, 2020.

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

As a result of the COVID-19 pandemic and the resulting decline in the macroeconomic environment, as well as a significant decrease in our market capitalization, we performed an interim impairment analysis as of March 31, 2020 utilizing a discounted cash flow model.  Based on the results of this interim analysis, we recorded a non-cash impairment charge of $182 million related to our EMEA reporting unit in the first quarter of 2020.  The most critical assumptions used in the calculation of the estimated fair value of our reporting units were the timing of the recovery in sales from the COVID-19 pandemic, the projected long-term operating margin and the discount rate.  Since the date of our 2019 annual goodwill impairment assessment, which was conducted on a quantitative basis, the overall discount rate increased, reflecting an increase in the risk premium components of the rate partially offset by a decrease in the risk-free interest rate component, as a result of the macroeconomic environment.  Also, we gave consideration to the expected near-term negative cash flow impact of the COVID-19 pandemic and subsequent recovery, based on our forecasts at that time, as well as a decrease in our market capitalization.

Since the first quarter of 2020, our forecasts as well as our market capitalization have both improved and we have concluded that there were no additional triggering events during the remaining nine months of 2020.  Likewise, our 2020 annual impairment analysis, which was also conducted on a quantitative basis, indicated no impairment and that the fair values substantially exceeded the carrying amounts for each reporting unit tested. There were no events or circumstances that indicated the quantitative impairment tests should be re-performed for any reporting unit at December 31, 2020.

Our estimates of future cash flows include assumptions concerning future operating performance and economic conditions, including the impacts of the ongoing COVID-19 pandemic on our sales, and may differ from actual future cash flows. Under the discounted cash flow approach, fair value is calculated as the sum of the projected discounted cash flows of the reporting unit over the next five years and the terminal value at the end of those five years and is dependent on estimates for future sales, operating margin, capital expenditures, rationalization activities and working capital changes, as well as expected long-term growth rates for cash flows and an appropriate discount rate. The risk adjusted discount rate used is consistent with the weighted average cost of capital for companies in the tire industry and is intended to represent a rate of return that would be expected by a market participant. The projected long term operating margin utilized in our fair value estimates is consistent with the reporting unit operating plan and is dependent on the successful execution of our business plan, overall industry growth rates and the competitive environment. As a result, the long term operating margin could be adversely impacted by our ability to execute our business plan as well as by volatile macroeconomic factors such as raw material prices, industry conditions, including the ongoing impacts of the COVID-19 pandemic, or competition. Our business plan includes rationalization programs, aligned distribution actions, and recovering past raw material cost increases by improving price and product mix, including through continued focus on higher margin tires. The discount rate could be adversely impacted by changes in the macroeconomic environment and volatility in the equity and debt markets. Although management believes its estimate of fair value is reasonable, if future financial performance falls below our expectations or there are negative revisions to significant assumptions, or if our market capitalization declines further and if such a decline becomes indicative that the fair value of our reporting units has declined below their carrying values, we may need to record a material, non-cash goodwill impairment charge in a future period.

Deferred Tax Asset Valuation Allowances and Uncertain Income Tax Positions. At December 31, 2020, our valuation allowance on certain of our U.S. federal, state and local deferred tax assets was $368 million, primarily related to foreign tax credits with limited lives, and our valuation allowance on our foreign deferred tax assets was $1.1 billion. At December 31, 2019, our valuation allowance on certain U.S. federal, state and local deferred tax assets was $13 million and our valuation allowance on our foreign deferred tax assets was $1.0 billion.

We record a reduction to the carrying amounts of deferred tax assets by recording a valuation allowance if, based on the available evidence, it is more likely than not such assets will not be realized. The valuation of deferred tax assets requires judgment in assessing future profitability, including the impact of tax planning strategies and the expiration date of the asset.

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

At December 31, 2020, we had approximately $1.2 billion of U.S. federal, state and local deferred tax assets, net of valuation allowances totaling $368 million primarily for foreign tax credits with limited lives. Approximately $900 million of these U.S. net deferred tax assets have unlimited lives and approximately $300 million have limited lives and expire between 2025 and 2040.  At December 31, 2019, we had approximately $1.2 billion of U.S. federal, state and local deferred tax assets, net of valuation allowances totaling $13 million.  In the U.S., we have a cumulative loss for the three-year period ending December 31, 2020.  However, as the three-year cumulative loss in the U.S. is driven by the business disruption created by the COVID-19 pandemic, in assessing our ability to utilize our deferred tax assets, we also considered objectively verifiable information including recent favorable recovery trends in the tire industry and our tire volume as well as the return to profitability of our U.S. business by the end of the fourth quarter and its expected continued improvement.  While the COVID-19 related disruptions to our business are ultimately expected to be temporary, there is still considerable uncertainty around the extent and duration of these disruptions, as well as what additional actions federal, state or local governments may take to contain the pandemic.  As such, an additional valuation allowance may be required against all, or a portion of, our U.S. net deferred tax assets in a future period.

At December 31, 2020 and 2019, our U.S. deferred tax assets included $133 million and $403 million of foreign tax credits with limited lives, net of valuation allowances of $328 million and $3 million, respectively, generated primarily from the receipt of foreign dividends. During the first quarter of 2020, we established a valuation allowance of $295 million against all of these foreign tax credits with expiration dates through 2024 and a portion of those expiring in 2025. In addition, during the fourth quarter of 2020, we increased our valuation allowance by $30 million with a corresponding increase to our deferred tax assets to reflect the impact of a decrease in foreign tax credits utilized on our 2019 income tax return. Due to the sudden and sharp decline in industry demand and the temporary suspension of production at our U.S. manufacturing facilities as a result of the COVID-19 pandemic, we have a significant U.S. tax loss for 2020.  As loss carryforwards must be utilized prior to foreign tax credits in offsetting future income for tax purposes, we concluded that it is not more likely than not that we will be able to utilize these foreign tax credits prior to their expiration. Our earnings and forecasts of future profitability, taking into consideration recent trends, along with three significant sources of foreign income provide us sufficient positive evidence that we will be able to utilize our remaining foreign tax credits that expire between 2025 and 2030.  Our sources of foreign income are (1) 100% of our domestic profitability can be re-characterized as foreign source income under current U.S. tax law to the extent domestic losses have offset foreign source income in prior years, (2) annual net foreign source income, exclusive of dividends, primarily from royalties, and (3) tax planning strategies, including capitalizing research and development costs, accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, and reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, all of which would increase our domestic profitability.

We consider our current forecasts of future profitability in assessing our ability to realize our deferred tax assets, including our foreign tax credits.  As noted above, these forecasts include the impact of recent trends, including various macroeconomic factors such as the impact of the COVID-19 pandemic, on our profitability, as well as the impact of tax planning strategies.  Macroeconomic factors, including the impact of the COVID-19 pandemic, possess a high degree of volatility and can significantly impact our profitability.  As such, there is a risk that future earnings will not be sufficient to fully utilize our U.S. net deferred tax assets, including our remaining foreign tax credits.  However, we believe our forecasts of future profitability along with the three significant sources of foreign income described above provide us sufficient positive, objectively verifiable evidence to conclude that it is more likely than not that, at December 31, 2020, our U.S. net deferred tax assets, including our foreign tax credits, net of valuation allowances, will be fully utilized.

At December 31, 2020 and 2019, we had approximately $1.3 billion and $1.2 billion of foreign deferred tax assets, respectively, and valuation allowances of $1.1 billion and $1.0 billion, respectively.  Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets.  Most notably, in Luxembourg, we maintain a valuation allowance of $978 million on all of our net deferred tax assets.  Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances having a significant impact on our financial position or results of operations will exist within the next twelve months.

We recognize the effects of changes in tax rates and laws on deferred tax balances in the period in which legislation is enacted. We remeasure existing deferred tax assets and liabilities considering the tax rates at which they will be realized. We also consider the effects of enacted tax laws in our analysis of the need for valuation allowances.

Effective January 1, 2018, the Tax Cuts and Jobs Act subjects a U.S. parent to current tax on its global intangible low-taxed income ("GILTI"). To the extent that we incur expense under the GILTI provisions, we will treat it as a component of income tax expense in the period incurred.

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

Pensions and Other Postretirement Benefits.  We have recorded liabilities for pension and other postretirement benefits of $606 million and $236 million, respectively, at December 31, 2020. Our recorded liabilities and net periodic costs for pensions and other postretirement benefits are based on a number of assumptions, including:

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

The weighted average discount rate used in estimating the total liability for our U.S. pension and other postretirement benefit plans was 2.42% and 2.34%, respectively, at December 31, 2020, compared to 3.22% and 3.14%, respectively, at December 31, 2019. The decrease in the discount rate at December 31, 2020 was due primarily to lower yields on highly rated corporate bonds. Interest cost included in our U.S. net periodic pension cost was $126 million in 2020, compared to $173 million in 2019 and $157 million in 2018. Interest cost included in our worldwide net periodic other postretirement benefits cost was $8 million in 2020, compared to $11 million in 2019 and $12 million in 2018.

The following table presents the sensitivity of our U.S. projected pension benefit obligation and accumulated other postretirement benefits obligation to the indicated increase/decrease in the discount rate:

		+ / − Change at December 31, 2020
(Dollars in millions)	Change	PBO/ABO	Annual Expense
Assumption:
Pensions	+/- 0.5%	$290	$5
Other Postretirement Benefits	+/- 0.5%	5	—

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

At December 31, 2020, our net actuarial loss included in Accumulated Other Comprehensive Loss ("AOCL") related to global pension plans was $2,989 million, $2,353 million of which related to our U.S. pension plans. The net actuarial loss included in AOCL related to our U.S. pension plans is primarily due to declines in U.S. discount rates and plan asset losses that occurred prior to 2015, plus the impact of prior increases in estimated life expectancies. For purposes of determining our 2020 U.S. pension total benefits cost, we recognized $109 million of the net actuarial losses in 2020. We will recognize approximately $110 million of net actuarial losses in 2021 U.S. net periodic pension cost. If our future experience is consistent with our assumptions as of December 31, 2020, actuarial loss recognition over the next few years will remain at an amount near that to be recognized in 2021 before it begins to gradually decline. In addition, if annual lump sum payments from a pension plan exceed annual service and interest cost for that plan, accelerated recognition of net actuarial losses will be required through a settlement in total benefits cost.

The actual rate of return on our U.S. pension fund was 13.20%, 15.90% and (1.90)% in 2020, 2019 and 2018, respectively, as compared to the expected rate of 4.22%, 5.25% and 4.58% in 2020, 2019 and 2018, respectively. We use the fair value of our pension assets in the calculation of pension expense for all of our U.S. pension plans.

The weighted average amortization period for our U.S. pension plans is approximately 17 years.

Service cost of pension plans was recorded in CGS, as part of the cost of inventory sold during the period, or SAG in our Consolidated Statements of Operations, based on the specific roles (i.e., manufacturing vs. non-manufacturing) of employee groups covered by each of our pension plans.  In 2020, 2019 and 2018, approximately 45% and 55% of service cost was included in CGS and SAG, respectively.  Non-service related net periodic pension costs were recorded in Other (Income) Expense.

Globally, we expect our 2021 net periodic pension cost to be $80 million to $100 million, including approximately $35 million of service cost, compared to $117 million in 2020, which included $34 million of service cost. The decrease in expected net periodic pension cost is primarily due to lower interest cost for our U.S. pension plans from decreases in interest rates.

We experienced a decrease in our U.S. discount rate at the end of 2020 and a large portion of the $30 million net actuarial loss included in AOCL for our worldwide other postretirement benefit plans as of December 31, 2020 is a result of the overall decline in U.S. discount rates over time. For purposes of determining 2020 worldwide net periodic other postretirement benefits cost, we recognized $4 million of net actuarial losses in 2020. We will recognize approximately $3 million of net actuarial losses in 2021. If our future experience is consistent with our assumptions as of December 31, 2020, actuarial loss recognition over the next few years will remain at an amount near that to be recognized in 2021 before it begins to gradually decline.

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

In April 2020, we amended and restated our $2.0 billion first lien revolving credit facility. Changes to the facility include extending the maturity to April 9, 2025 and increasing the borrowing base for the facility by increasing the amount attributable to the value of our principal trademarks and adding the value of eligible machinery and equipment, which improved our availability under the facility by approximately $230 million at December 31, 2020. The interest rate for loans under the facility increased by 50 basis points to LIBOR plus 175 basis points, based on our current liquidity, and undrawn amounts under the facility will be subject to an annual commitment fee of 25 basis points.

In May 2020, we further enhanced our liquidity position by issuing $800 million of 9.5% senior notes due 2025.  We used the net proceeds from the issuance of these notes for general corporate purposes, including the repayment of our $282 million 8.75% notes at their maturity in August 2020.

For further information on the other initiatives we pursued in 2020, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”

At December 31, 2020, we had $1,539 million of Cash and Cash Equivalents, compared to $908 million at December 31, 2019. The increase in cash and cash equivalents of $631 million was primarily due to cash flows from operating activities of $1,115 million, driven by cash from working capital of $871 million, and cash flows from financing activities of $203 million, primarily due to net borrowings of $250 million, partially offset by cash used for first quarter dividends of $37 million. These sources of cash were partially offset by cash used by investing activities of $667 million, reflecting capital expenditures of $647 million.

At December 31, 2020 and 2019, we had $3,881 million and $3,554 million, respectively, of unused availability under our various credit agreements. The table below provides unused availability by our significant credit facilities as of December 31:

(In millions)	2020	2019
First lien revolving credit facility	$1,535	$1,662
European revolving credit facility	982	899
Chinese credit facilities	297	290
Mexican credit facilities	48	—
Other domestic and international debt facilities	380	338
Short term credit arrangements	639	365
	$3,881	$3,554

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

We actively monitor our liquidity and took a number of actions aimed at mitigating the negative consequences of the COVID-19 pandemic on our cash flows and liquidity, such as suspending production at most of our manufacturing facilities during parts of the first half of 2020, reducing our second quarter payroll costs through a combination of furloughs, temporary salary reductions and salary deferrals, refinancing our first lien revolving credit facility to extend its maturity and increase its borrowing base, issuing $800 million of 9.5% senior notes due 2025, suspending the quarterly dividend on our common stock, reducing capital expenditures and discretionary spending, and using governmental relief efforts to defer payroll and other tax payments globally. We intend to operate the business in a way that allows us to address our cash flow needs with our existing cash and available credit if they cannot be funded by cash generated from operating or other financing activities.  We believe that our liquidity position is adequate to fund our operating and investing needs and debt maturities for the next twelve months and to provide us with the ability to respond to further changes in the business environment.

Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, South Africa and Argentina, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, South African and Argentinian subsidiaries, which are subject to such requirements or limitations, to be integral to our liquidity or our ability to service our debt and operational requirements. At December 31, 2020, approximately $680 million of net assets, including $185 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China, South Africa and Argentina have not adversely impacted our ability to make transfers out of those countries.

We expect our 2021 cash flow needs to include capital expenditures of approximately $850 million. We also expect interest expense to be $350 million to $375 million, rationalization payments to be approximately $175 million, income tax payments to be $125 million to $150 million, which include payments deferred from 2020, and contributions to our funded non-U.S. pension plans to be $25 million to $50 million. We expect working capital to be a use of cash of $450 million to $500 million in 2021. We intend to operate the business in a way that allows us to address these needs with our existing cash and available credit if they cannot be funded by cash generated from operations.

Cash Position

At December 31, 2020, significant concentrations of cash and cash equivalents held by our international subsidiaries included the following amounts:

•	$387 million or 25% in Asia Pacific, primarily China and Japan ($337 million or 37% at December 31, 2019),
•	$387 million or 25% in EMEA, primarily Belgium ($214 million or 24% at December 31, 2019), and
•	$384 million or 25% in Americas, primarily Brazil, Canada and Chile ($190 million or 21% at December 31, 2019).

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

Operating Activities

Net cash provided by operating activities was $1,115 million in 2020, decreasing $92 million compared to net cash provided by operating activities of $1,207 million in 2019.

The decrease in net cash provided by operating activities was driven by a decrease in operating income from our SBUs of $959 million and higher cash payments for rationalizations of $127 million, primarily due to cash payments made during 2020 related to Gadsden. These uses of cash were partially offset by an increase in cash provided by working capital of $789 million and a decrease in cash income tax payments of $97 million, primarily due to our lower earnings. In addition, current year cash flows from operating activities were favorably impacted by a net year-over-year change of $109 million in Other Assets and Liabilities, Compensation and Benefits and Other Current Liabilities on the Balance Sheet, driven by governmental relief efforts to defer payroll tax payments as well as insurance proceeds related to hurricane damage suffered in previous years.

The net increase in cash provided by working capital includes increases in cash provided by Inventory of $707 million and Accounts Receivable of $61 million, driven by the impacts of the COVID-19 pandemic, which included lower sales volume as well as mitigating actions taken by us, such as the suspension of production and subsequent ramp up at our manufacturing facilities.

Investing Activities

Net cash used by investing activities was $667 million in 2020, compared to $800 million in 2019. Capital expenditures were $647 million in 2020, compared to $770 million in 2019. Beyond expenditures required to sustain our facilities, capital expenditures in 2020 and 2019 primarily related to investments in additional 17-inch and above capacity around the world.

Financing Activities

Net cash flows provided from financing activities were $203 million in 2020, compared to net cash used by financing activities of $307 million in 2019.  The $510 million year-over-year change reflects net borrowings of $250 million in 2020 in order to enhance our liquidity and cash position in light of the ongoing COVID-19 pandemic, versus net debt repayments of $119 million in 2019.  In addition, cash paid for dividends decreased $111 million from $148 million in 2019 to $37 million in 2020, as a result of us suspending the quarterly dividend on our common stock on April 16, 2020.

Credit Sources

In aggregate, we had total credit arrangements of $9,707 million available at December 31, 2020, of which $3,881 million were unused, compared to $9,054 million available at December 31, 2019, of which $3,554 million were unused. At December 31, 2020, we had long term credit arrangements totaling $8,632 million, of which $3,242 million were unused, compared to $8,320 million and $3,189 million, respectively, at December 31, 2019. At December 31, 2020, we had short term committed and uncommitted credit arrangements totaling $1,075 million, of which $639 million were unused, compared to $734 million and $365 million, respectively, at December 31, 2019. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.

Outstanding Notes

At December 31, 2020, we had $3,860 million of outstanding notes, compared to $3,311 million at December 31, 2019. In May 2020, we issued $800 million in aggregate principal amount of 9.5% senior notes due 2025, a portion of the proceeds of which were used to pay in full our $282 million 8.75% senior notes at maturity on August 17, 2020.

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

Our amended and restated first lien revolving credit facility is available in the form of loans or letters of credit.  Up to $800 million in letters of credit and $50 million of swingline loans are available for issuance under the facility.  Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks in an amount not to exceed $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $200 million. To the extent that our eligible accounts receivable and inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of December 31, 2020, our borrowing base, and therefore our availability, under the facility was $454 million below the facility's stated amount of $2.0 billion.

At December 31, 2020, we had no borrowings and $11 million of letters of credit issued under the revolving credit facility. At December 31, 2019, we had no borrowings and $37 million of letters of credit issued under the revolving credit facility.

At December 31, 2020, we had $341 million in letters of credit issued under bilateral credit agreements.

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

At December 31, 2020 and 2019, the amounts outstanding under this facility were $400 million.

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

At December 31, 2020 and 2019, there were no borrowings and no letters of credit outstanding under the European revolving credit facility.

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

At December 31, 2020, the amounts available and utilized under this program totaled $291 million (€237 million). At December 31, 2019, the amounts available and utilized under this program totaled $327 million (€291 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At December 31, 2020, the gross amount of receivables sold was $451 million, compared to $548 million at December 31, 2019.

Supplier Financing

We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institution acts as our paying agent with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under the program. Agreements for such supplier financing programs totaled up to $500 million at December 31, 2020 and 2019.

Further Information

On November 30, 2020, the ICE Benchmark Administration, the administrator of LIBOR, with the support of the U.S. Federal Reserve Board and the U.K. Financial Conduct Authority, announced plans to consult on ceasing the publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors.  In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee that has been convened by the Federal Reserve Board and the Federal Reserve Bank of New York to encourage market participants’ use of the Secured Overnight Financing Rate, known as SOFR. Additionally, the International Swaps and Derivatives Association, Inc. launched a consultation on technical issues related to new benchmark fallbacks for derivative contracts that reference certain interbank offered rates, including LIBOR.  We cannot currently predict the effect of the discontinuation of, or other changes to, LIBOR or any establishment of alternative reference rates in the United States, the European Union or elsewhere on the global capital markets. The uncertainty regarding the future of LIBOR, as well as the transition from LIBOR to any alternative reference rate or rates, could have adverse impacts on floating rate obligations, loans, deposits, derivatives and other financial instruments that currently use LIBOR as a benchmark rate. We have identified and evaluated our financing obligations and other contracts that refer to LIBOR and expect to be able to transition those obligations and contracts to an alternative reference rate in the event of the discontinuation of LIBOR. Our amended and restated first lien revolving credit facility, our second lien term loan facility and our European revolving credit facility, which constitute the most significant of our LIBOR-based debt obligations, contain “fallback” provisions that address the potential discontinuation of LIBOR and facilitate the adoption of an alternate rate of interest. We have not issued any long term floating rate notes. Our amended and restated first lien revolving credit facility and second lien term loan facility also contain express provisions for the use, at our option, of an alternative base rate (the higher of (a) the prime rate, (b) the federal funds effective rate or the overnight bank funding rate plus 50 basis points or (c) LIBOR plus 100 basis points). We do not believe that the discontinuation of LIBOR, or its replacement with an alternative reference rate or rates, will have a material impact on our results of operations, financial position or liquidity.

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

We have additional financial covenants in our first and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•

We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $200 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for the most recent period of four consecutive fiscal quarters. As of December 31, 2020, our unused availability under this facility of $1,535 million plus our Available Cash of $408 million totaled $1,943 million, which is in excess of $200 million.

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

In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first and second lien credit facilities that are described above and a financial covenant applicable only to GEBV and its subsidiaries. This financial covenant provides that we are not permitted to allow GEBV’s ratio of Consolidated Net GEBV Indebtedness to Consolidated GEBV EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net GEBV Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GEBV and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries, and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net GEBV Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At December 31, 2020, we were in compliance with this financial covenant.

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

As of December 31, 2020, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.

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

During 2020, 2019 and 2018, we paid cash dividends of $37 million, $148 million and $138 million, respectively, on our common stock. This excludes dividends earned on stock-based compensation plans of $1 million, $2 million and $1 million for 2020, 2019 and 2018, respectively. On April 16, 2020, we announced that we have suspended the quarterly dividend on our common stock.

From time to time, we repurchase shares of our common stock under programs approved by the Board of Directors.  During 2020 and 2019, we did not repurchase any shares of our common stock. During 2018, we repurchased shares totaling approximately $220 million under a program that expired on December 31, 2019.

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

Supplemental Guarantor Financial Information

Certain of our subsidiaries, which are listed on Exhibit 22.1 to this Annual Report on Form 10-K and are generally holding companies or smaller operating companies, have guaranteed our obligations under the $1.0 billion outstanding principal amount of 5.125% senior notes due 2023, the $800 million outstanding principal amount of 9.5% senior notes due 2025, the $900 million outstanding principal amount of 5% senior notes due 2026 and the $700 million outstanding principal amount of 4.875% senior notes due 2027 (collectively, the “Notes”).

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

Each Subsidiary Guarantor is a consolidated subsidiary of the Parent Company at the date of the balance sheet presented. The following tables present summarized financial information for the Parent Company and the Subsidiary Guarantors on a combined basis after elimination of (i) intercompany transactions and balances among the Parent Company and the Subsidiary Guarantors and (ii) equity in earnings from and investments in any Non-Guarantor Subsidiary.

Summarized Balance Sheet
(In millions)	December 31, 2020
Total Current Assets(1)	$4,662
Total Non-Current Assets	5,426

Total Current Liabilities	$1,960
Total Non-Current Liabilities	7,538
(1)	Includes receivables due from Non-Guarantor Subsidiaries of $2,428 million as of December 31, 2020.

Summarized Statement of Operations
(In millions)	Year Ended December 31, 2020
Net Sales	$6,114
Cost of Goods Sold	5,277
Selling, Administrative and General Expense	1,094
Goodwill and Other Asset Impairments	148
Rationalizations	95
Interest Expense	257
Other (Income) Expense	(58)
Income (Loss) before Income Taxes(2)	$(699)

Net Income (Loss)	$(806)
Goodyear Net Income (Loss)	$(806)
(2)

Includes income from intercompany transactions with Non-Guarantor Subsidiaries of $527 million for the year ended December 31, 2020, primarily from royalties, dividends, interest and intercompany product sales.

COMMITMENTS AND CONTINGENT LIABILITIES

Contractual Obligations

The following table presents our contractual obligations and commitments to make future payments as of December 31, 2020:

(In millions)	Total	2021	2022	2023	2024	2025	Beyond 2025
Debt Obligations(1)	$5,769	$539	$472	$1,696	$87	$1,216	$1,759
Finance Lease Obligations(2)	250	17	3	2	1	2	225
Interest Payments(3)	1,727	293	277	263	196	150	548
Operating Lease Obligations(4)	1,151	245	186	146	110	88	376
Pension Benefits(5)	310	62	62	62	62	62	NA
Other Postretirement Benefits(6)	144	16	16	15	15	14	68
Workers’ Compensation(7)	255	29	22	17	13	11	163
Binding Commitments(8)	2,054	1,294	209	165	132	111	143
Uncertain Income Tax Positions(9)	11	4	6	—	—	1	—
	$11,671	$2,499	$1,253	$2,366	$616	$1,655	$3,282

(1)	Debt obligations include Notes Payable and Overdrafts, and excludes the impact of deferred financing fees and unamortized discounts.
(2)	The minimum lease payments for finance lease obligations are $796 million.
(3)

These amounts represent future interest payments related to our existing debt obligations and finance leases based on fixed and variable interest rates specified in the associated debt and lease agreements. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt or future changes in variable interest rates.

(4)

Operating lease obligations have not been reduced by minimum sublease rentals of $10 million, $8 million, $6 million, $4 million, $2 million and $4 million in each of the periods above, respectively, for a total of $34 million. Payments, net of minimum sublease rentals, total $1,117 million. The present value of the net operating lease payments, including sublease rentals, is $853 million. The operating leases relate to, among other things, real estate, vehicles, data processing equipment and miscellaneous other assets. No asset is leased from any related party.

(5)

The obligation related to pension benefits is actuarially determined and is reflective of obligations as of December 31, 2020. Although subject to change, the amounts set forth in the table represent the mid-point of the range of our expected contributions for funded U.S. and non-U.S. pension plans, plus expected cash funding of direct participant payments to our U.S. and non-U.S. pension plans.

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

(7)

The payments for workers’ compensation obligations are based upon recent historical payment patterns on claims. The present value of anticipated claims payments for workers’ compensation is $196 million.

(8)

Binding commitments are for raw materials, capital expenditures, utilities, and various other types of contracts. The obligations to purchase raw materials include supply contracts at both fixed and variable prices. Those with variable prices are based on index rates for those commodities at December 31, 2020.

(9)

These amounts primarily represent expected payments with interest for uncertain income tax positions as of December 31, 2020. We have reflected them in the period in which we believe they will be ultimately settled based upon our experience with these matters.

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

At December 31, 2020, we had an agreement to provide a revolving loan commitment to TireHub of up to $100 million. As of December 31, 2020, $14 million was drawn on this commitment.

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

We have entered into certain arrangements under which we have provided guarantees that are off-balance sheet arrangements. Those guarantees totaled $73 million at December 31, 2020. For further information about our guarantees, refer to Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities, in this Form 10-K.

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

Interest Rate Risk

We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At December 31, 2020, 24% of our debt was at variable interest rates averaging 2.79% compared to 32% at an average rate of 3.81% at December 31, 2019.

The following table presents information about long term fixed rate debt, excluding finance leases, at December 31:

(In millions)	2020	2019
Carrying amount — liability	$4,094	$3,434
Fair value — liability	4,283	3,558
Pro forma fair value — liability	4,353	3,629

The pro forma information assumes an 100 basis point decrease in market interest rates at December 31 of each year, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.

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

The following table presents foreign currency derivative information at December 31:

(In millions)	2020	2019
Fair value — asset (liability)	$(33)	$(8)
Pro forma decrease in fair value	(167)	(199)
Contract maturities	1/21-12/21	1/20-12/21

The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at December 31 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

Fair values are recognized on the Consolidated Balance Sheets at December 31 as follows:

(In millions)	2020	2019
Current asset (liability):
Accounts receivable	$1	$10
Other current liabilities	(34)	(18)

Long term asset (liability):
Other assets	$—	$1
Other long term liabilities	—	(1)

For further information on foreign currency contracts, refer to Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments, in this Form 10-K.

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our management of counterparty risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management's Report on Internal Control over Financial Reporting	56
Report of Independent Registered Public Accounting Firm	57
Consolidated Financial Statements of The Goodyear Tire & Rubber Company:
Consolidated Statements of Operations for each of the three years ended December 31, 2020	60
Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended December 31, 2020	61
Consolidated Balance Sheets at December 31, 2020 and December 31, 2019	62
Consolidated Statements of Shareholders’ Equity for each of the three years ended December 31, 2020	63
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2020	66
Notes to Consolidated Financial Statements	67
Supplementary Data (unaudited)	117
Financial Statement Schedule:

The following consolidated financial statement schedule of The Goodyear Tire & Rubber Company is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of The Goodyear Tire & Rubber Company:

Schedule II – Valuation and Qualifying Accounts for each of the three years ended December 31, 2020	FS-2

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

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2020 using the framework specified in Internal Control — Integrated Framework (2013), published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Goodyear Tire & Rubber Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedule, of The Goodyear Tire & Rubber Company and its subsidiaries (the “Company”) as listed in the index appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of January 1, 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Goodwill Impairment – EMEA Reporting Unit

As described in Notes 1 and 11 to the consolidated financial statements, the Company’s consolidated goodwill balance was $408 million as of December 31, 2020, and the goodwill associated with the Europe, Middle East and Africa (“EMEA”) reporting unit was $250 million. Goodwill is assessed for impairment annually with the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of the reporting unit to its carrying amount. In addition to annual testing, impairment testing is conducted when events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount. As a result of the COVID-19 pandemic and the resulting decline in the macroeconomic environment, as well as a significant decrease in the Company’s market capitalization, management performed an interim impairment analysis as of March 31, 2020 utilizing a discounted cash flow model. Based on the results of management’s interim quantitative assessment, management recorded a non-cash impairment charge of $182 million for the EMEA reporting unit during the first quarter of 2020. The most critical assumptions used in the calculation of the estimated fair value of the Company’s EMEA reporting unit are the timing of the recovery in sales from the COVID-19 pandemic, the projected long term operating margin, and the discount rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment of the EMEA reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to management’s significant assumptions for the timing of the recovery in sales from the COVID-19 pandemic, the projected long term operating margin, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s EMEA reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value of the EMEA reporting unit, (ii) evaluating the appropriateness of the discounted cash flow model, (iii) testing the completeness and accuracy of underlying data used in the model, and (iv) evaluating the significant assumptions used by management related to the timing of the recovery in sales from the COVID-19 pandemic, the projected long term operating margin, and the discount rate. Evaluating management’s assumptions related to the timing of the recovery in sales from the COVID-19 pandemic and the projected long term operating margin involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and the discount rate assumption.

Income Taxes - Valuation of U.S. Deferred Tax Assets

As described in Notes 1 and 6 to the consolidated financial statements, as of December 31, 2020, the Company has approximately $1.2 billion of U.S. federal, state and local deferred tax assets, net of valuation allowances totaling $368 million primarily for foreign tax credits with limited lives. Approximately $900 million of these U.S. net deferred tax assets have unlimited lives and approximately $300 million have limited lives and expire between 2025 and 2040. Management records valuation allowances unless it is more likely than not that all or a portion of the deferred tax assets will be realized.  As disclosed by management, the valuation of deferred tax assets requires judgment in assessing future profitability, including the impact of tax planning strategies and the expiration date of the asset. During the first quarter of 2020, management established a valuation allowance of $295 million against all of the foreign tax credits with expiration dates through 2024 and a portion of those expiring in 2025 due to the significant U.S. tax loss in 2020 driven by the impact of the COVID-19 pandemic, including the temporary suspension of production at the Company’s U.S. manufacturing facilities. As loss carryforwards must be utilized prior to foreign tax credits in offsetting future income for tax purposes, management concluded that it was no longer more likely than not that they will be able to utilize these foreign tax credits prior to their expiration. During 2020, the Company’s U.S. business went into a cumulative three-year loss position due to the significant impact of the COVID-19 pandemic on the Company’s 2020 results. Management concluded that the Company’s future taxable income provides positive, objectively verifiable information to conclude that it is more likely than not that the Company will be able to utilize the remaining deferred tax assets expiring from 2025 onward.

The principal considerations for our determination that performing procedures relating to the income taxes - valuation of U.S. deferred tax assets is a critical audit matter are the significant judgment by management in determining whether the net deferred tax assets are more likely than not to be realized in the future, which in turn led to a high degree of auditor judgment and effort in performing procedures and evaluating audit evidence relating to management’s assessment of the realization of net deferred tax assets.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the realization of net deferred tax assets, including controls over projected taxable income. These procedures also included, among others, evaluating the positive and negative evidence available in management’s assessment of the realization of net deferred tax assets, testing the completeness and accuracy of underlying data used in management’s assessment, and evaluating the reasonableness of management’s assumption related to projected taxable income. Evaluating management’s assumption related to projected taxable income involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the Company’s U.S. business, (ii) the consistency with external market and industry data, (iii) evaluating whether tax planning strategies are prudent and feasible, and (iv) whether the assumption was consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

February 9, 2021

We have served as the Company’s auditor since 1898.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions, except per share amounts)	2020	2019	2018
Net Sales (Note 2)	$12,321	$14,745	$15,475
Cost of Goods Sold	10,337	11,602	11,961
Selling, Administrative and General Expense	2,192	2,323	2,312
Goodwill and Other Asset Impairments (Notes 11 and 12)	330	—	—
Rationalizations (Note 3)	159	205	44
Interest Expense (Note 4)	324	340	321
Other (Income) Expense (Note 5)	119	98	(174)
Income (Loss) before Income Taxes	(1,140)	177	1,011
United States and Foreign Tax Expense (Note 6)	110	474	303
Net Income (Loss)	(1,250)	(297)	708
Less: Minority Shareholders’ Net Income	4	14	15
Goodyear Net Income (Loss)	$(1,254)	$(311)	$693
Goodyear Net Income (Loss) — Per Share of Common Stock
Basic	$(5.35)	$(1.33)	$2.92
Weighted Average Shares Outstanding (Note 7)	234	233	237
Diluted	$(5.35)	$(1.33)	$2.89
Weighted Average Shares Outstanding (Note 7)	234	233	239

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In millions)	2020	2019	2018
Net Income (Loss)	$(1,250)	$(297)	$708
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of $4 in 2020 ($4 in 2019, ($10) in 2018)	(134)	5	(264)
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $35 in 2020 ($33 in 2019, $34 in 2018)	109	104	105
(Increase)/decrease in net actuarial losses, net of tax of ($10) in 2020 (($42) in 2019, $1 in 2018)	(3)	(169)	16
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures, net of tax of $7 in 2020 ($2 in 2019, $5 in 2018)	22	4	20
Prior service credit (cost) from plan amendments, net of tax of ($1) in 2020 ($1 in 2019, ($3) in 2018)	(2)	1	(12)
Deferred derivative gains (losses), net of tax of $0 in 2020 ($0 in 2019, $3 in 2018)	15	10	9
Reclassification adjustment for amounts recognized in income, net of tax of $0 in 2020 ($0 in 2019, $0 in 2018)	(13)	(14)	7
Other Comprehensive Income (Loss)	(6)	(59)	(119)
Comprehensive Income (Loss)	(1,256)	(356)	589
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	(3)	15	(4)
Goodyear Comprehensive Income (Loss)	$(1,253)	$(371)	$593

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except share data)	2020	2019
Assets:
Current Assets:
Cash and Cash Equivalents (Note 1)	$1,539	$908
Accounts Receivable (Note 9)	1,691	1,941
Inventories (Note 10)	2,153	2,851
Prepaid Expenses and Other Current Assets	237	234
Total Current Assets	5,620	5,934
Goodwill (Note 11)	408	565
Intangible Assets (Note 11)	135	137
Deferred Income Taxes (Note 6)	1,467	1,527
Other Assets (Note 12)	952	959
Operating Lease Right-of-Use Assets (Note 14)	851	855
Property, Plant and Equipment (Note 13)	7,073	7,208
Total Assets	$16,506	$17,185
Liabilities:
Current Liabilities:
Accounts Payable — Trade	$2,945	$2,908
Compensation and Benefits (Notes 17 and 18)	540	536
Other Current Liabilities	865	734
Notes Payable and Overdrafts (Note 15)	406	348
Operating Lease Liabilities due Within One Year (Note 14)	198	199
Long Term Debt and Finance Leases due Within One Year (Notes 14 and 15)	152	562
Total Current Liabilities	5,106	5,287
Operating Lease Liabilities (Note 14)	684	668
Long Term Debt and Finance Leases (Notes 14 and 15)	5,432	4,753
Compensation and Benefits (Notes 17 and 18)	1,470	1,334
Deferred Income Taxes (Note 6)	84	90
Other Long Term Liabilities	471	508
Total Liabilities	13,247	12,640
Commitments and Contingent Liabilities (Note 19)
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 233 million (233 million in 2019)	233	233
Capital Surplus	2,171	2,141
Retained Earnings	4,809	6,113
Accumulated Other Comprehensive Loss (Note 21)	(4,135)	(4,136)
Goodyear Shareholders’ Equity	3,078	4,351
Minority Shareholders’ Equity — Nonredeemable	181	194
Total Shareholders’ Equity	3,259	4,545
Total Liabilities and Shareholders’ Equity	$16,506	$17,185

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(Dollars in millions, except per share amounts)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2017
(after deducting 38,308,825 common treasury shares)	240,154,602	$240	$2,295	$6,044	$(3,976)	$4,603	$247	$4,850
Comprehensive income (loss):
Net income				693		693	15	708
Foreign currency translation (net of tax of ($10))					(245)	(245)	(19)	(264)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $34)					105	105		105
Decrease in net actuarial losses (net of tax of $1)					16	16		16
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $5)					20	20		20
Prior service cost from plan amendments (net of tax of ($3))					(12)	(12)		(12)
Deferred derivative gains (net of tax of $3)					9	9		9
Reclassification adjustment for amounts recognized in income (net of tax of $0)					7	7		7
Other comprehensive income (loss)						(100)	(19)	(119)
Total comprehensive income (loss)						593	(4)	589
Adoption of new accounting standard				(1)		(1)		(1)
Stock-based compensation plans			19			19		19
Repurchase of common stock	(8,936,302)	(9)	(211)			(220)		(220)
Dividends declared				(139)		(139)	(8)	(147)
Common stock issued from treasury	952,743	1	3			4		4
Purchase of minority shares			5			5	(29)	(24)
Balance at December 31, 2018
(after deducting 46,292,384 common treasury shares)	232,171,043	$232	$2,111	$6,597	$(4,076)	$4,864	$206	$5,070

We declared and paid cash dividends of $0.58 per common share for the year ended December 31, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(Dollars in millions, except per share amounts)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2018
(after deducting 46,292,384 common treasury shares)	232,171,043	$232	$2,111	$6,597	$(4,076)	$4,864	$206	$5,070
Comprehensive income (loss):
Net income (loss)				(311)		(311)	14	(297)
Foreign currency translation (net of tax of $4)					4	4	1	5
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $33)					104	104		104
Increase in net actuarial losses (net of tax of ($42))					(169)	(169)		(169)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $2)					4	4		4
Prior service credit from plan amendments (net of tax of $1)					1	1		1
Deferred derivative gains (net of tax of $0)					10	10		10
Reclassification adjustment for amounts recognized in income (net of tax of $0)					(14)	(14)		(14)
Other comprehensive income (loss)						(60)	1	(59)
Total comprehensive income (loss)						(371)	15	(356)
Adoption of new accounting standard				(23)		(23)		(23)
Stock-based compensation plans			29			29		29
Dividends declared				(150)		(150)	(5)	(155)
Common stock issued from treasury	479,275	1				1		1
Purchase of minority shares			1			1	(22)	(21)
Balance at December 31, 2019
(after deducting 45,813,109 common treasury shares)	232,650,318	$233	$2,141	$6,113	$(4,136)	$4,351	$194	$4,545

We declared and paid cash dividends of $0.64 per common share for the year ended December 31, 2019.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(Dollars in millions, except per share amounts)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2019
(after deducting 45,813,109 common treasury shares)	232,650,318	$233	$2,141	$6,113	$(4,136)	$4,351	$194	$4,545
Comprehensive income (loss):
Net income (loss)				(1,254)		(1,254)	4	(1,250)
Foreign currency translation (net of tax of $4)					(128)	(128)	(6)	(134)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $35)					109	109		109
Increase in net actuarial losses (net of tax of ($10))					(2)	(2)	(1)	(3)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $7)					22	22		22
Prior service cost from plan amendments (net of tax of ($1))					(2)	(2)		(2)
Deferred derivative gains (net of tax of $0)					15	15		15
Reclassification adjustment for amounts recognized in income (net of tax of $0)					(13)	(13)		(13)
Other comprehensive income (loss)						1	(7)	(6)
Total comprehensive income (loss)						(1,253)	(3)	(1,256)
Adoption of new accounting standard (Note 1)				(12)		(12)		(12)
Stock-based compensation plans			32			32		32
Dividends declared				(38)		(38)	(10)	(48)
Common stock issued from treasury	569,780		(2)			(2)		(2)
Balance at December 31, 2020
(after deducting 45,243,329 common treasury shares)	233,220,098	$233	$2,171	$4,809	$(4,135)	$3,078	$181	$3,259

We declared and paid cash dividends of $0.16 per common share for the year ended December 31, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2020	2019	2018
Cash Flows from Operating Activities:
Net Income (Loss)	$(1,250)	$(297)	$708
Adjustments to Reconcile Net Income (Loss) to Cash Flows from Operating Activities:
Depreciation and Amortization	859	795	778
Amortization and Write-Off of Debt Issuance Costs	11	15	15
Goodwill and Other Asset Impairments (Notes 11 and 12)	330	—	—
Provision for Deferred Income Taxes	23	323	131
Net Pension Curtailments and Settlements (Note 17)	18	6	22
Net Rationalization Charges (Note 3)	159	205	44
Rationalization Payments	(186)	(59)	(174)
Net (Gains) Losses on Asset Sales (Note 5)	2	(16)	(1)
Gain on TireHub transaction, net of transaction costs (Note 5)	—	—	(272)
Operating Lease Expense (Note 14)	286	292	—
Operating Lease Payments (Note 14)	(268)	(267)	—
Pension Contributions and Direct Payments	(56)	(79)	(74)
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	132	71	(172)
Inventories	713	6	(171)
Accounts Payable — Trade	26	5	223
Compensation and Benefits	95	184	(26)
Other Current Liabilities	26	(50)	(181)
Other Assets and Liabilities	195	73	66
Total Cash Flows from Operating Activities	1,115	1,207	916
Cash Flows from Investing Activities:
Capital Expenditures	(647)	(770)	(811)
Asset Dispositions	—	12	2
Short Term Securities Acquired	(96)	(113)	(68)
Short Term Securities Redeemed	96	106	68
Notes Receivable	(13)	(7)	(55)
Other Transactions	(7)	(28)	(3)
Total Cash Flows from Investing Activities	(667)	(800)	(867)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	1,651	1,880	1,944
Short Term Debt and Overdrafts Paid	(1,593)	(1,933)	(1,795)
Long Term Debt Incurred	6,251	5,942	6,455
Long Term Debt Paid	(6,059)	(6,008)	(6,469)
Common Stock Issued	—	1	4
Common Stock Repurchased (Note 20)	—	—	(220)
Common Stock Dividends Paid (Note 20)	(37)	(148)	(138)
Transactions with Minority Interests in Subsidiaries	(10)	(26)	(31)
Debt Related Costs and Other Transactions	—	(15)	7
Total Cash Flows from Financing Activities	203	(307)	(243)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(1)	1	(43)
Net Change in Cash, Cash Equivalents and Restricted Cash	650	101	(237)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	974	873	1,110
Cash, Cash Equivalents and Restricted Cash at End of the Period	$1,624	$974	$873

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

The following table presents the balance of allowances for credit losses, which represents our allowance for doubtful accounts associated with accounts receivable, and the changes during the year ended December 31, 2020:

(In millions)	Americas	Europe, Middle East & Africa	Asia Pacific	Total
Balance at January 1, 2020	$38	$78	$10	$126
Current period provision	10	15	5	30
Write-offs charged against the allowance	(4)	(7)	—	(11)
Translation	(2)	6	1	5
Balance at December 31, 2020	$42	$92	$16	$150

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the consolidated financial statements. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to:

•	general and product liabilities and other litigation,
•	workers’ compensation,
•	goodwill, intangibles and other long-lived assets,
•	deferred tax asset valuation allowances and uncertain income tax positions,
•	pension and other postretirement benefits, and
•	various other operating allowances and accruals, based on currently available information.

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

Research and Development Costs

Research and development costs include, among other things, materials, equipment, compensation and contract services. These costs are expensed as incurred and included as a component of CGS. Research and development expenditures were $390 million, $430 million and $424 million in 2020, 2019 and 2018, respectively.

Warranty

Warranties are provided on the sale of certain of our products and services and an accrual for estimated future claims is recorded at the time revenue is recognized. Tire replacement under most of the warranties we offer is on a prorated basis. Warranty reserves are based on past claims experience, sales history and other considerations. Refer to Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental Cleanup Matters

We expense environmental costs related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. We determine our liability on a site by site basis and record a liability at the time when it is probable and can be reasonably estimated. Our estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. Our estimated liability is not discounted or reduced for possible recoveries from insurance carriers. Refer to Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities.

Legal Costs

We record a liability for estimated legal and defense costs related to pending general and product liability claims, environmental matters and workers’ compensation claims. Refer to Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities.

Advertising Costs

Costs incurred for producing and communicating advertising are generally expensed when incurred as a component of selling, administrative and general expense ("SAG"). Costs incurred under our cooperative advertising programs with dealers and franchisees are generally recorded as reductions of sales as related revenues are recognized. Advertising costs, including costs for our cooperative advertising programs with dealers and franchisees, were $304 million, $353 million and $345 million in 2020, 2019 and 2018, respectively.

Rationalizations

We record costs for rationalization actions implemented to reduce excess and high-cost manufacturing capacity and operating and administrative costs. Associate-related costs include severance, supplemental unemployment compensation and benefits, medical benefits, pension curtailments, postretirement benefits, and other termination benefits. For ongoing benefit arrangements, a liability is recognized when it is probable that employees will be entitled to benefits and the amount can be reasonably estimated. For one-time benefit arrangements, a liability is incurred and must be accrued at the date the plan is communicated to employees, unless they will be retained beyond a minimum retention period. In this case, the liability is calculated at the date the plan is communicated to employees and is accrued ratably over the future service period. For voluntary benefit arrangements, a liability is not estimable and is not recognized until eligible associates apply for the benefit and we accept the applications. Other costs generally include non-cancelable lease, contract termination and relocation costs. A liability for these costs is recognized in the period in which the liability is incurred. Rationalization charges related to accelerated depreciation and asset impairments are recorded in CGS or SAG. Refer to Note to the Consolidated Financial Statements No. 3, Costs Associated with Rationalization Programs.

Income Taxes

Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between carrying values of assets and liabilities for financial reporting purposes and such carrying values as measured under applicable tax laws. The effect on deferred tax assets or liabilities of a change in the tax law or tax rate is recognized in the period the change is enacted. Valuation allowances are recorded to reduce net deferred tax assets to the amount that is more likely than not to be realized. The calculation of our tax liabilities also involves considering uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain income tax positions based on our estimate of whether it is more likely than not that additional taxes will be required and we report related interest and penalties as income taxes. To the extent that we incur expense under the global intangible low-taxed income provisions we will treat it as a component of income tax expense in the period incurred. Refer to Note to the Consolidated Financial Statements No. 6, Income Taxes.

Cash and Cash Equivalents / Consolidated Statements of Cash Flows

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. Substantially all of our cash and short-term investment securities are held with investment grade rated counterparties. At December 31, 2020, our cash investments with any single counterparty did not exceed approximately $345 million.

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

Customer prepayments for products and government grants received that predominately relate to operations are reported as operating activities. Government grants received that are predominately related to capital expenditures are reported as investing activities. The Consolidated Statements of Cash Flows are presented net of finance leases of $3 million, $36 million and $6 million originating in the years ended December 31, 2020, 2019 and 2018, respectively, and accrued capital expenditures financed with extended terms of $15 million in 2020. Cash flows from investing activities in 2020 exclude $224 million of accrued capital expenditures remaining unpaid at December 31, 2020, and include payment for $243 million of capital expenditures that were accrued and unpaid at December 31, 2019. Cash flows from investing activities in 2019 exclude $243 million of accrued capital expenditures remaining unpaid at December 31, 2019, and include payment for $266 million of capital expenditures that were accrued and unpaid at December 31, 2018. Cash flows from investing activities in 2018 exclude $266 million of accrued capital expenditures remaining unpaid at December 31, 2018, and include payment for $265 million of capital expenditures that were accrued and unpaid at December 31, 2017.

Restricted Cash

The following table provides a reconciliation of Cash, Cash Equivalents and Restricted Cash as reported within the Consolidated Statements of Cash Flows:

	December 31,
(In millions)	2020	2019	2018
Cash and Cash Equivalents	$1,539	$908	$801
Restricted Cash	85	66	72
Total Cash, Cash Equivalents and Restricted Cash	$1,624	$974	$873

Restricted Cash, which is included in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets, primarily represents amounts required to be set aside in connection with accounts receivable factoring programs. The restrictions lapse when cash from factored accounts receivable is remitted to the purchaser of those receivables.

Restricted Net Assets

In certain countries where we operate, transfers of funds into or out of such countries by way of dividends, loans or advances are generally or periodically subject to various governmental regulations. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make cash distributions. At December 31, 2020, approximately $680 million of net assets were subject to such regulations or limitations.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or the average cost method. Costs include direct material, direct labor and applicable manufacturing and engineering overhead. We allocate fixed manufacturing overheads based on normal production capacity and recognize abnormal manufacturing costs as period costs. We determine a provision for excess and obsolete inventory based on management’s review of inventories on hand compared to estimated future usage and sales. Refer to Note to the Consolidated Financial Statements No. 10, Inventories.

Goodwill and Other Intangible Assets

Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill and intangible assets with indefinite useful lives are not amortized but are assessed for impairment annually with the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of the reporting unit or indefinite-lived intangible to its carrying amount. Under the qualitative assessment, an entity is not required to calculate the fair value unless the entity determines that it is more likely than not that the fair value is less than the carrying amount. If under the quantitative assessment the fair value is less than

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the carrying amount, then an impairment loss will be recorded for the difference between the carrying value and the fair value. We perform a quantitative assessment at least once every five years.

In addition to annual testing, impairment testing is conducted when events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount. Goodwill and intangible assets with indefinite useful lives would be written down to fair value if considered impaired. Intangible assets with finite useful lives are amortized to their estimated residual values over such finite lives, and reviewed for impairment whenever events or circumstances warrant such a review. Refer to Note to the Consolidated Financial Statements No. 11, Goodwill and Intangible Assets.

Investments

Investments in marketable securities are stated at fair value. Fair value is determined using quoted market prices at the end of the reporting period and, when appropriate, exchange rates at that date. Unrealized gains and losses on marketable equity securities are recorded in earnings. Unrealized gains and losses on marketable debt securities classified as available-for-sale are recorded in Accumulated Other Comprehensive Income (Loss) (“AOCL”), net of tax. Our investment in TireHub, LLC (“TireHub”), a distribution joint venture in the U.S., is accounted for under the equity method.

We regularly review our investments to determine whether a decline in fair value below their recorded amount is other than temporary. If the decline in fair value is judged to be other than temporary, the investment is written down to fair value and the amount of the write-down is included in the Consolidated Statements of Operations. Refer to Notes to the Consolidated Financial Statements No. 12, Other Assets and Investments, No. 16, Fair Value Measurements, and No. 21, Reclassifications out of Accumulated Other Comprehensive Loss.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method. Additions and improvements that substantially extend the useful life of property, plant and equipment, and interest costs incurred during the construction period of major projects are capitalized. Government grants to us that are predominately related to capital expenditures are recorded as reductions of the cost of the associated assets. Repair and maintenance costs are expensed as incurred. Property, plant and equipment are depreciated to their estimated residual values over their estimated useful lives, and reviewed for impairment whenever events or circumstances warrant such a review. Depreciation expense for property, plant and equipment was $857 million, $793 million and $776 million in 2020, 2019 and 2018, respectively. Refer to Notes to the Consolidated Financial Statements No. 4, Interest Expense, and No. 13, Property, Plant and Equipment.

Leases

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Generally, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments, unless there is a rate stated in the lease agreement. Operating lease expense is recognized on a straight-line basis over the lease term.  Refer to Note to the Consolidated Financial Statements No. 14, Leases.

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

Refer to Note to the Consolidated Financial Statements No. 18, Stock Compensation Plans.

Earnings Per Share of Common Stock

Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share primarily reflects the dilutive impact of outstanding stock options and other stock based awards. All earnings per share amounts in these notes to the consolidated financial statements are diluted, unless otherwise noted. Refer to Note to the Consolidated Financial Statements No. 7, Earnings Per Share.

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

Derivative Financial Instruments

Exchange-traded derivative financial instruments that are valued using quoted prices would be classified within Level 1 of the valuation hierarchy. Derivative financial instruments valued using internally-developed models that use as their basis readily observable market parameters are classified within Level 2 of the valuation hierarchy. Derivative financial instruments that are valued based upon models with significant unobservable market parameters, and that are normally traded less actively, would be classified within Level 3 of the valuation hierarchy. Refer to Notes to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments, and No. 16, Fair Value Measurements.

Reclassifications and Adjustments

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.

Note 2. Net Sales

The following table shows disaggregated net sales from contracts with customers by major source for the year ended December 31, 2020:

(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Tire unit sales(1)	$5,138	$3,611	$1,590	$10,339
Other tire and related sales	549	309	98	956
Retail services and service related sales	538	95	55	688
Chemical sales	317	—	—	317
Other	14	5	2	21
Net Sales by reportable segment	$6,556	$4,020	$1,745	$12,321

(1)	Americas tire unit sales for 2020 include a gain of $34 million for a one-time legal settlement.

The following table shows disaggregated net sales from contracts with customers by major source for the year ended December 31, 2019:

(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Tire unit sales	$6,300	$4,300	$1,924	$12,524
Other tire and related sales	659	363	117	1,139
Retail services and service related sales	535	39	70	644
Chemical sales	403	—	—	403
Other	25	6	4	35
Net Sales by reportable segment	$7,922	$4,708	$2,115	$14,745

The following table shows disaggregated net sales from contracts with customers by major source for the year ended December 31, 2018:

(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Tire unit sales	$6,381	$4,670	$2,009	$13,060
Other tire and related sales	656	379	127	1,162
Retail services and service related sales	564	34	77	675
Chemical sales	554	—	—	554
Other	13	7	4	24
Net Sales by reportable segment	$8,168	$5,090	$2,217	$15,475

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tire unit sales consist of consumer, commercial, farm and off-the-road tire sales, including the sale of new Company-branded tires through Company-owned retail channels. Other tire and related sales consist of aviation, race and motorcycle tire sales, retread sales and other tire related sales. Sales of tires in this category are not included in reported tire unit information. Retail services and service related sales consist of automotive services performed for customers through our Company-owned retail channels, and includes service related products. Chemical sales relate to the sale of synthetic rubber and other chemicals to third parties, and exclude intercompany sales. Other sales include items such as franchise fees and ancillary tire parts.

When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue included in Other Current Liabilities in the Consolidated Balance Sheets totaled $23 million at December 31, 2020 and 2019. Deferred revenue included in Other Long Term Liabilities in the Consolidated Balance Sheets totaled $27 million and $31 million at December 31, 2020 and 2019, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.

The following table presents the balances of deferred revenue related to contracts with customers, and changes during the years ended December 31:

(In millions)	2020	2019
Balance at January 1	$54	$78
Revenue deferred during period	169	155
Revenue recognized during period	(173)	(179)
Impact of foreign currency translation	—	—
Balance at December 31	$50	$54

Note 3. Costs Associated with Rationalization Programs

In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce high-cost and excess manufacturing capacity and operating and administrative costs.

The following table presents the roll-forward of the liability balance between periods:

(In millions)	Associate- Related Costs	Other Costs	Total
Balance at December 31, 2017	$210	$3	$213
2018 charges(1)	47	17	64
Incurred, net of foreign currency translation of $(3) million and $0 million, respectively	(158)	(19)	(177)
Reversed to the Statement of Operations	(19)	—	(19)
Balance at December 31, 2018	$80	$1	$81
2019 charges(1)	185	19	204
Incurred, net of foreign currency translation of $(2) million and $0 million, respectively	(41)	(20)	(61)
Reversed to the Statement of Operations	(4)	—	(4)
Balance at December 31, 2019	$220	$—	$220
2020 charges(1)	129	27	156
Incurred, net of foreign currency translation of $12 million and $0 million, respectively	(147)	(27)	(174)
Reversed to the Statement of Operations	(2)	—	(2)
Balance at December 31, 2020	$200	$—	$200

(1)

Charges of $156 million, $204 million and $64 million in 2020, 2019 and 2018, respectively, exclude $5 million, $5 million and $(1) million, respectively, of benefit plan curtailments and settlements recorded in Rationalizations in the Statements of Operations.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 17, 2020, we reached a tentative bargaining agreement, which was ratified on May 1, 2020, and subsequently permanently closed our Gadsden, Alabama tire manufacturing facility (“Gadsden”) as part of our continuing strategy to strengthen the competitiveness of our manufacturing footprint by curtailing production of tires for declining, less profitable segments of the tire market. The plan will result in approximately 470 job reductions. We have $32 million accrued related to this plan at December 31, 2020, which is expected to be substantially paid through 2021.

During the first quarter of 2019, we approved a plan to modernize two of our tire manufacturing facilities in Germany.  We have $89 million accrued related to this plan at December 31, 2020, which is expected to be substantially paid through 2022.

The remainder of the accrual balance at December 31, 2020 is expected to be substantially utilized in the next 12 months and includes $35 million related to the closed Amiens, France tire manufacturing facility, $11 million related to global plans to reduce SAG headcount, $9 million related to plans to reduce manufacturing headcount and improve operating efficiency in EMEA, and $7 million related to a plan primarily to offer voluntary buy-outs to certain associates at Gadsden.

The following table shows net rationalization charges included in Income (Loss) before Income Taxes:

(In millions)	2020	2019	2018
Current Year Plans
Associate severance and other related costs	$77	$183	$40
Benefit plan curtailment and special termination benefits	9	5	—
Other exit and non-cancelable lease costs	16	11	—
Current Year Plans - Net Charges	$102	$199	$40
Prior Year Plans
Associate severance and other related costs	$50	$(2)	$(11)
Benefit plan curtailment and special termination benefits	(4)	—	(1)
Other exit and non-cancelable lease costs	11	8	16
Prior Year Plans - Net Charges	$57	$6	$4
Total Net Charges	$159	$205	$44
Asset write-off and accelerated depreciation charges	$105	$15	$4

Substantially all of the new charges in 2020 related to future cash outflows. Net current year plan charges for the year ended  December 31, 2020  primarily related to the permanent closure of Gadsden.

Prior year plan charges recognized in the year ended December 31, 2020 include $30 million related to additional termination benefits for associates at the closed Amiens, France manufacturing facility. Refer to Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities.  In addition, prior year plan charges for the year ended December 31, 2020 include $19 million related to the plan to modernize two of our manufacturing facilities in Germany, $5 million related to a plan primarily to offer voluntary buy-outs to certain associates at Gadsden, a curtailment credit of $4 million for a postretirement benefit plan related to the exit of employees under an approved rationalization plan, and $3 million related to the closure of our tire manufacturing facility in Philippsburg, Germany.  Prior year plan charges for the year ended December 31, 2020 also include reversals of $2 million for actions no longer needed for their originally intended purposes.

Ongoing rationalization plans had approximately $990 million in charges through 2020 and approximately $80 million is expected to be incurred in future periods.

Approximately 800 associates will be released under new plans initiated in 2020, of which approximately 600 were released through December 31, 2020, primarily related to the permanent closure of Gadsden. In 2020, approximately 1,200 associates were released under plans initiated in prior years. Approximately 450 associates remain to be released under all ongoing rationalization plans.

Rationalization activities initiated in 2019 include current year charges of $105 million related to the plan to modernize two of our manufacturing facilities in Germany, $76 million related to the Gadsden voluntary buy-out plan, and $18 million related to separate plans to reduce manufacturing headcount and improve operating efficiency in Americas and EMEA.  Prior year plan charges recognized in the year ended December 31, 2019 include $10 million primarily related to EMEA manufacturing plans.  Prior year plan charges for the year ended December 31, 2019 also include reversals of $4 million for actions no longer needed for their originally intended purposes.

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

Asset write-off and accelerated depreciation charges in 2020 and 2019 primarily related to Gadsden.  Asset write-off and accelerated depreciation charges in 2018 primarily related to the closure of our tire manufacturing facility in Philippsburg, Germany. Asset write-off and accelerated depreciation charges for all periods were recorded in CGS.

Note 4. Interest Expense

Interest expense includes interest and the amortization of deferred financing fees and debt discounts, less amounts capitalized, as follows:

(In millions)	2020	2019	2018
Interest expense before capitalization	$339	$351	$335
Capitalized interest	(15)	(11)	(14)
	$324	$340	$321

Cash payments for interest, net of amounts capitalized, were $315 million, $324 million and $331 million in 2020, 2019 and 2018, respectively.

Note 5. Other (Income) Expense

(In millions)	2020	2019	2018
Gain on TireHub transaction, net of transaction costs	$—	$—	$(272)
Non-service related pension and other postretirement benefits costs	110	118	121
Interest income on indirect tax settlements in Brazil	—	(8)	(38)
Financing fees and financial instruments expense	26	34	36
Net foreign currency exchange (gains) losses	(9)	(22)	(16)
General and product liability expense - discontinued products	10	11	9
Royalty income	(19)	(19)	(20)
Net (gains) losses on asset sales	2	(16)	(1)
Interest income	(14)	(18)	(16)
Miscellaneous (income) expense	13	18	23
	$119	$98	$(174)

Gain on TireHub transaction represented the difference between the initial fair value of the equity interest received and the net book value of the assets and liabilities contributed in connection with the formation of TireHub in 2018, net of transaction costs. For the year ended December 31, 2018, we recognized a gain of $286 million and incurred transaction costs of $14 million.

Non-service related pension and other postretirement benefits cost consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost, as well as curtailments and settlements which are not related to rationalization plans. Non-service related pension and other postretirement benefits cost included net pension settlement and curtailment charges of $18 million, $6 million and $21 million in 2020, 2019 and 2018, respectively. For further information, refer to Note to the Consolidated Financial Statements No. 17, Pension, Other Postretirement Benefits and Savings Plans.

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

Miscellaneous expense for the year ended December 31, 2019 includes expenses of $25 million incurred by the Company as a direct result of flooding at our Beaumont, Texas chemical facility during the third quarter of 2019. Miscellaneous expense in 2018 includes $12 million related to expenses incurred by the Company as a direct result of hurricanes Harvey and Irma during 2017.

Other (Income) Expense also includes financing fees and financial instruments expense which consists of commitment fees and charges incurred in connection with financing transactions; net foreign currency exchange (gains) and losses; general and product liability expense - discontinued products, which consists of charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries; royalty income which is derived primarily from licensing arrangements; net (gains) and losses on asset sales, and interest income.

Note 6. Income Taxes

The components of Income (Loss) before Income Taxes follow:

(In millions)	2020	2019	2018
U.S.	$(993)	$(39)	$439
Foreign	(147)	216	572
	$(1,140)	$177	$1,011

A reconciliation of income taxes at the U.S. statutory rate to United States and Foreign Tax Expense follows:

(In millions)	2020	2019	2018
U.S. federal income tax expense (benefit) at the statutory rate of 21%	$(239)	$37	$212
Net establishment (release) of U.S. valuation allowances	310	(98)	25
Net foreign losses (income) with no tax due to valuation allowances	37	48	7
Goodwill impairment	34	—	—
Deferred tax impact of enacted tax rate and law changes	(18)	3	—
State income taxes, net of U.S. federal benefit	(17)	(1)	(1)
U.S. charges (benefits) related to foreign tax credits, R&D and foreign derived intangible deduction	(9)	(17)	20
Adjustment for foreign income taxed at different rates	7	16	30
Net establishment of uncertain tax positions	6	7	18
Federal and state tax on accelerated royalty income transaction	—	334	—
Net establishment (release) of foreign valuation allowances	—	140	(5)
Other	(1)	5	(3)
United States and Foreign Tax Expense	$110	$474	$303

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of United States and Foreign Tax Expense by taxing jurisdiction, follow:

(In millions)	2020	2019	2018
Current:
Federal	$(5)	$—	$(15)
Foreign	95	134	188
State	(3)	17	(1)
	87	151	172
Deferred:
Federal	63	133	120
Foreign	(31)	153	6
State	(9)	37	5
	23	323	131
United States and Foreign Tax Expense	$110	$474	$303

Income tax expense in 2020 was $110 million on a loss before income taxes of $1,140 million. In 2020, income tax expense was unfavorably impacted by net discrete adjustments totaling $305 million, including the establishment of a $295 million valuation allowance on certain deferred tax assets for foreign tax credits during the first quarter of 2020 as discussed below. Discrete adjustments also reflect a net charge of $10 million, including a $15 million charge related to a U.S. valuation allowance for state loss carryforwards, a $13 million benefit to adjust our deferred tax assets in England for a third quarter enacted change in the tax rate, and various other net charges totaling $8 million.

In 2019, income tax expense of $474 million was unfavorably impacted by net discrete adjustments totaling $386 million. Discrete adjustments were due to non-cash charges of $334 million related to an acceleration of royalty income in the U.S. from the sale of certain European royalty payments to Luxembourg and $150 million related to an increase in our valuation allowance on tax losses in Luxembourg, which were partially offset by a non-cash tax benefit of $98 million related to a reduction of our U.S. valuation allowance for foreign tax credits.

In 2018, income tax expense of $303 million was unfavorably impacted by net discrete adjustments of $65 million. Discrete adjustments were primarily due to charges totaling $135 million related to deferred tax assets for foreign tax credits, including the establishment of a valuation allowance on foreign tax credits of $98 million, partially offset by a tax benefit of $88 million related to a worthless stock deduction created by permanently ceasing operations of our Venezuelan subsidiary during the fourth quarter of 2018. Income tax expense in 2018 also included net charges of $18 million for various other discrete tax adjustments, including those related to finalizing our accounting for certain provisional items related to the Tax Cuts and Jobs Act.

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

At December 31, 2020, we had approximately $1.2 billion of U.S. federal, state and local deferred tax assets, net of valuation allowances totaling $368 million primarily for foreign tax credits with limited lives. Approximately $900 million of these U.S. net deferred tax assets have unlimited lives and approximately $300 million have limited lives and expire between 2025 and 2040.  At December 31, 2019, we had approximately $1.2 billion of U.S. federal, state and local deferred tax assets, net of valuation allowances totaling $13 million. In the U.S., we have a cumulative loss for the three-year period ending December 31, 2020. However, as the three-year cumulative loss in the U.S. is driven by the business disruption created by the COVID-19 pandemic, in assessing our ability to utilize our deferred tax assets, we also considered objectively verifiable information including recent favorable recovery trends in the tire industry and our tire volume as well as the return to profitability of our

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. business by the end of the fourth quarter and its expected continued improvement.  While the COVID-19 related disruptions to our business are ultimately expected to be temporary, there is still considerable uncertainty around the extent and duration of these disruptions, as well as what additional actions federal, state or local governments may take to contain the pandemic.  As such, an additional valuation allowance may be required against all, or a portion of, our U.S. net deferred tax assets in a future period.

At December 31, 2020 and 2019, our U.S. deferred tax assets included $133 million and $403 million of foreign tax credits with limited lives, net of valuation allowances of $328 million and $3 million, respectively, generated primarily from the receipt of foreign dividends. During the first quarter of 2020, we established a valuation allowance of $295 million against all of these foreign tax credits with expiration dates through 2024 and a portion of those expiring in 2025.  In addition, during the fourth quarter of 2020, we increased our valuation allowance by $30 million with a corresponding increase to our deferred tax assets to reflect the impact of a decrease in foreign tax credits utilized on our 2019 income tax return.  Due to the sudden and sharp decline in industry demand and the temporary suspension of production at our U.S. manufacturing facilities as a result of the COVID-19 pandemic, we have a significant U.S. tax loss for 2020.  As loss carryforwards must be utilized prior to foreign tax credits in offsetting future income for tax purposes, we concluded that it is not more likely than not that we will be able to utilize these foreign tax credits prior to their expiration. Our earnings and forecasts of future profitability, taking into consideration recent trends, along with three significant sources of foreign income provide us sufficient positive evidence that we will be able to utilize our remaining foreign tax credits that expire between 2025 and 2030.  Our sources of foreign income are (1) 100% of our domestic profitability can be re-characterized as foreign source income under current U.S. tax law to the extent domestic losses have offset foreign source income in prior years, (2) annual net foreign source income, exclusive of dividends, primarily from royalties, and (3) tax planning strategies, including capitalizing research and development costs, accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, and reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, all of which would increase our domestic profitability.

We consider our current forecasts of future profitability in assessing our ability to realize our deferred tax assets, including our foreign tax credits.  As noted above, these forecasts include the impact of recent trends, including various macroeconomic factors such as the impact of the COVID-19 pandemic, on our profitability, as well as the impact of tax planning strategies.  Macroeconomic factors, including the impact of the COVID-19 pandemic, possess a high degree of volatility and can significantly impact our profitability.  As such, there is a risk that future earnings will not be sufficient to fully utilize our U.S. net deferred tax assets, including our remaining foreign tax credits.  However, we believe our forecasts of future profitability along with the three significant sources of foreign income described above provide us sufficient positive, objectively verifiable evidence to conclude that it is more likely than not that, at December 31, 2020, our U.S. net deferred tax assets, including our foreign tax credits, net of valuation allowances, will be fully utilized.

At December 31, 2020 and 2019, we had approximately $1.3 billion and $1.2 billion of foreign deferred tax assets, respectively, and valuation allowances of $1.1 billion and $1.0 billion, respectively.  Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets.  Most notably, in Luxembourg, we maintain a valuation allowance of $978 million on all of our net deferred tax assets.  Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances having a significant impact on our financial position or results of operations will exist within the next twelve months.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Temporary differences and carryforwards giving rise to deferred tax assets and liabilities at December 31 follow:

(In millions)	2020	2019
Tax loss carryforwards and credits	$1,570	$1,159
Prepaid royalty income	629	576
Capitalized research and development expenditures	421	416
Accrued expenses deductible as paid	255	347
Postretirement benefits and pensions	209	221
Lease liabilities	76	75
Rationalizations and other provisions	34	38
Vacation and sick pay	21	23
Other	133	106
	3,348	2,961
Valuation allowance	(1,469)	(982)
Total deferred tax assets	1,879	1,979
Property basis differences	(420)	(467)
Right-of-use assets	(75)	(74)
Tax on undistributed earnings of subsidiaries	(1)	(1)
Total net deferred tax assets	$1,383	$1,437

At December 31, 2020, we had $704 million of tax assets for net operating loss, capital loss and tax credit carryforwards related to certain foreign subsidiaries. These carryforwards are primarily from countries with unlimited carryforward periods, but include $69 million of tax credit carryforwards in various European countries that are subject to expiration from 2021 to 2030. A valuation allowance totaling $1,101 million has been recorded against these and other deferred tax assets where recovery of the asset or carryforward is uncertain. In addition, we had $767 million of federal and $99 million of state tax assets for net operating loss and tax credit carryforwards. The federal carryforwards include $461 million of foreign tax credits that are subject to expiration from 2022 to 2030 and $92 million of tax assets related to research and development credits and other federal credits that are subject to expiration from 2030 to 2040. The state carryforwards include $87 million that are subject to expiration from 2021 to 2040. A valuation allowance of $368 million has been recorded against federal and state deferred tax assets where recovery is uncertain.

At December 31, 2020, we had unrecognized tax benefits of $85 million that if recognized, would have a favorable impact on our tax expense of $58 million. We had accrued interest of $2 million as of December 31, 2020. If not favorably settled, $9 million of the unrecognized tax benefits and all the accrued interest would require the use of our cash. We do not expect changes during 2021 to our unrecognized tax benefits to have a significant impact on our financial position or results of operations. A summary of our unrecognized tax benefits and changes during the year follows:

(In millions)	2020	2019	2018
Balance at January 1	$82	$71	$52
Increases related to prior year tax positions	26	24	9
Decreases related to prior year tax positions	(1)	—	(1)
Settlements	(15)	(11)	(2)
Foreign currency impact	(7)	(2)	(5)
Increases related to current year tax positions	—	—	21
Lapse of statute of limitations	—	—	(3)
Balance at December 31	$85	$82	$71

We are open to examination in the U.S. for 2020 and in Germany from 2018 onward. Generally, for our remaining tax jurisdictions, years from 2015 onward are still open to examination.

We have undistributed earnings and profits of our foreign subsidiaries totaling approximately $2.3 billion at December 31, 2020. We have concluded that no provision for tax in the U.S. is required because substantially all of the remaining undistributed earnings and profits have been or will be reinvested in property, plant and equipment and working capital outside

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the U.S. A foreign withholding tax charge of approximately $85 million (net of foreign tax credits) would be required if these earnings and profits were to be distributed to the U.S.

On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), a substantial tax and spending package intended to provide economic stimulus to address the impact of the COVID-19 pandemic. The CARES Act allows corporations with net operating losses generated in 2018, 2019 and 2020 to elect to carryback those losses for a period of five years and relaxes the limitation for business interest deductions for 2019 and 2020.  These provisions did not have a material impact on our operating results.  We did, however, benefit from a CARES Act provision that accelerates the ability of corporations to claim a refund of alternative minimum tax credit carryforwards.  Under this provision, we received a refund of $5 million during the third quarter of 2020 that would otherwise have been received in two equal annual installments in 2021 and 2022.

Net cash payments for income taxes were $45 million, $142 million and $178 million in 2020, 2019 and 2018, respectively.

Note 7.  Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are calculated to reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock.

Basic and diluted earnings per common share are calculated as follows:

(In millions, except per share amounts)	2020	2019	2018
Earnings (loss) per share — basic:
Goodyear net income (loss)	$(1,254)	$(311)	$693
Weighted average shares outstanding	234	233	237
Earnings (loss) per common share — basic	$(5.35)	$(1.33)	$2.92

Earnings (loss) per share — diluted:
Goodyear net income (loss)	$(1,254)	$(311)	$693
Weighted average shares outstanding	234	233	237
Dilutive effect of stock options and other dilutive securities	—	—	2
Weighted average shares outstanding — diluted	234	233	239
Earnings (loss) per common share — diluted	$(5.35)	$(1.33)	$2.89

Weighted average shares outstanding — diluted for 2020 excludes approximately 9 million equivalent shares related to options with exercise prices greater than the average market price of our common shares (i.e., “underwater” options).  There were approximately 2 million equivalent shares related to underwater options for both 2019 and 2018.  Additionally, weighted average shares outstanding — diluted for 2019 excludes the dilutive effect of approximately 3 million equivalent shares related primarily to options with exercise prices less than the average market price of our common shares (i.e., "in-the-money" options), as their inclusion would have been anti-dilutive due to the Goodyear net loss. There were no in-the-money options for 2020.

Note 8. Business Segments

Segment information reflects our strategic business units (“SBUs”), which are organized to meet customer requirements and global competition. For the year ended December 31, 2020, we operated our business through three operating segments representing our regional tire businesses: Americas; Europe, Middle East and Africa; and Asia Pacific. Segment information is reported on the basis used for reporting to our Chief Executive Officer. Each of the three regional business segments is involved in the development, manufacture, distribution and sale of tires. Certain of the business segments also provide related products and services, which include retreads and automotive and commercial truck maintenance and repair services. Each segment also exports tires to other segments.

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

The following table presents segment sales and operating income (loss), and the reconciliation of segment operating income (loss) to Income (Loss) before Income Taxes:

(In millions)	2020	2019	2018
Sales
Americas	$6,556	$7,922	$8,168
Europe, Middle East and Africa	4,020	4,708	5,090
Asia Pacific	1,745	2,115	2,217
Net Sales	$12,321	$14,745	$15,475
Segment Operating Income (Loss)
Americas	$9	$550	$654
Europe, Middle East and Africa	(72)	202	363
Asia Pacific	49	193	257
Total Segment Operating Income (Loss)	$(14)	$945	$1,274
Less:
Goodwill and Other Asset Impairments (Notes 11 and 12)	330	—	—
Rationalizations (Note 3)	159	205	44
Interest expense (Note 4)	324	340	321
Other (income) expense (Note 5)	119	98	(174)
Asset write-offs and accelerated depreciation (Note 3)	105	15	4
Corporate incentive compensation plans	44	50	13
Retained expenses of divested operations	8	10	9
Other(1)	37	50	46
Income (Loss) before Income Taxes	$(1,140)	$177	$1,011
(1)

Primarily represents unallocated corporate costs and the elimination of $17 million, $17 million and $18 million for the years ended December 31, 2020, 2019 and 2018, respectively, of royalty income attributable to the strategic business units.

The following table presents segment assets at December 31:

(In millions)	2020	2019
Assets
Americas	$6,666	$7,606
Europe, Middle East and Africa	4,825	4,724
Asia Pacific	2,725	2,711
Total Segment Assets	14,216	15,041
Corporate(1)	2,290	2,144
	$16,506	$17,185

(1)	Corporate includes substantially all of our U.S. net deferred tax assets.

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

The following table presents geographic information. Net sales by country were determined based on the location of the selling subsidiary. Long-lived assets consisted of property, plant and equipment. Besides Germany, management did not consider the net sales of any other individual countries outside the United States to be significant to the consolidated financial statements. For long-lived assets, only China and Germany were considered to be significant.

(In millions)	2020	2019	2018
Net Sales
United States	$5,424	$6,489	$6,692
Germany(1)	705	979	1,691
Other international	6,192	7,277	7,092
	$12,321	$14,745	$15,475
Long-Lived Assets
United States	$2,517	$2,681
China	742	722
Germany	729	653
Other international	3,085	3,152
	$7,073	$7,208

(1)	The decrease in net sales from 2018 primarily related to a business reorganization that centralized our OE sales for EMEA in Luxembourg.

At December 31, 2020, significant concentrations of cash and cash equivalents held by our international subsidiaries included the following amounts:

•	$387 million or 25% in Asia Pacific, primarily China and Japan ($337 million or 37% at December 31, 2019),
•	$387 million or 25% in EMEA, primarily Belgium ($214 million or 24% at December 31, 2019), and
•	$384 million or 25% in Americas, primarily Brazil, Canada and Chile ($190 million or 21% at December 31, 2019).

Goodwill and other asset impairments, as described in Notes to the Consolidated Financial Statements No. 11, Goodwill and Intangible Assets, and No. 12, Other Assets and Investments; rationalizations, as described in Note to the Consolidated Financial Statements No. 3, Costs Associated with Rationalization Programs; net (gains) losses on asset sales, as described in Note to the Consolidated Financial Statements No. 5, Other (Income) Expense, and asset write-offs and accelerated depreciation were not charged (credited) to the SBUs for performance evaluation purposes but were attributable to the SBUs as follows:

(In millions)	2020	2019	2018
Goodwill and Other Asset Impairments
Americas	$148	$—	$—
Europe, Middle East and Africa	182	—	—
Total Segment Goodwill and Other Asset Impairments	$330	$—	$—

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions)	2020	2019	2018
Rationalizations
Americas	$94	$90	$3
Europe, Middle East and Africa	59	115	36
Asia Pacific	4	—	3
Total Segment Rationalizations	$157	$205	$42
Corporate	2	—	2
	$159	$205	$44

(In millions)	2020	2019	2018
Net (Gains) Losses on Asset Sales
Americas(1)	$—	$—	$(275)
Europe, Middle East and Africa	2	(16)	2
Total Segment Asset Sales	$2	$(16)	$(273)
(1)	Americas Net (Gains) Losses on Asset Sales for the year ended December 31, 2018 includes the gain of $272 million related to the TireHub transaction, net of transaction costs.

(In millions)	2020	2019	2018
Asset Write-Offs and Accelerated Depreciation
Americas	$103	$13	$—
Europe, Middle East and Africa	2	2	4
Total Segment Asset Write-Offs and Accelerated Depreciation	$105	$15	$4

The following tables present segment capital expenditures and depreciation and amortization:

(In millions)	2020	2019	2018
Capital Expenditures
Americas	$302	$369	$406
Europe, Middle East and Africa	235	227	180
Asia Pacific	91	141	188
Total Segment Capital Expenditures	$628	$737	$774
Corporate	19	33	37
	$647	$770	$811

(In millions)	2020	2019	2018
Depreciation and Amortization
Americas	$490	$430	$414
Europe, Middle East and Africa	201	197	201
Asia Pacific	133	133	131
Total Segment Depreciation and Amortization	$824	$760	$746
Corporate	35	35	32
	$859	$795	$778

The following table presents segment equity in the net income (loss) of investees accounted for by the equity method:

(In millions)	2020	2019	2018
Equity in (Income) Loss
Americas	$31	$32	$11
Europe, Middle East and Africa	—	—	(1)
Total Segment Equity in (Income) Loss	$31	$32	$10

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

N

Note 9. Accounts Receivable

(In millions)	2020	2019
Accounts receivable	$1,841	$2,052
Allowance for doubtful accounts	(150)	(111)
	$1,691	$1,941

Note 10. Inventories

(In millions)	2020	2019
Raw materials	$517	$530
Work in process	143	143
Finished goods	1,493	2,178
	$2,153	$2,851

Note 11. Goodwill and Intangible Assets

The following table presents the net carrying amount of goodwill allocated by segment, and changes during 2020:

(In millions)	Balance at December 31, 2019	Acquisitions	Divestitures	Impairment	Translation	Balance at December 31, 2020
Americas	$91	$—	$—	$—	$—	$91
Europe, Middle East and Africa	411	10	—	(182)	11	250
Asia Pacific	63	—	—	—	4	67
	$565	$10	$—	$(182)	$15	$408

The following table presents the net carrying amount of goodwill allocated by segment, and changes during 2019:

(In millions)	Balance at December 31, 2018	Acquisitions	Divestitures	Impairment	Translation	Balance at December 31, 2019
Americas	$91	$—	$—	$—	$—	$91
Europe, Middle East and Africa	415	2	—	—	(6)	411
Asia Pacific	63	1	—	—	(1)	63
	$569	$3	$—	$—	$(7)	$565

The following table presents information about intangible assets:

	2020			2019
(In millions)	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
Intangible assets with indefinite lives	$125	$(6)	$119	$124	$(6)	$118
Trademarks and patents	23	(19)	4	24	(19)	5
Other intangible assets	25	(13)	12	25	(11)	14
	$173	$(38)	$135	$173	$(36)	$137

(1)	Includes impact of foreign currency translation.

Intangible assets are primarily comprised of the rights to use the Dunlop brand name and related trademarks and certain other brand names and trademarks.

Amortization expense for intangible assets totaled $2 million in 2020, 2019 and 2018. We estimate that annual amortization expense related to intangible assets will be $2 million in 2021, and $1 million in 2022 through 2025. The weighted average remaining amortization period is approximately 20 years.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the COVID-19 pandemic and the resulting decline in the macroeconomic environment, as well as a significant decrease in our market capitalization, we performed an interim impairment analysis as of March 31, 2020 utilizing a discounted cash flow model.  Based on the results of this interim analysis, we recorded a non-cash impairment charge of $182 million related to our EMEA reporting unit in the first quarter of 2020.  The most critical assumptions used in the calculation of the estimated fair value of our reporting units were the timing of the recovery in sales from the COVID-19 pandemic, the projected long-term operating margin and the discount rate.  Since the date of our 2019 annual quantitative goodwill impairment assessment, the overall discount rate increased, reflecting an increase in the risk premium components of the rate partially offset by a decrease in the risk-free interest rate component, as a result of the macroeconomic environment.  Also, we gave consideration to the expected near-term negative cash flow impact of the COVID-19 pandemic and subsequent recovery, based on our forecasts at that time, as well as a decrease in our market capitalization.

Since the first quarter of 2020, our forecasts as well as our market capitalization have both improved and we have concluded that there were no additional triggering events during the remaining nine months of 2020.  Likewise, our 2020 annual impairment analysis as of October 31, 2020 indicated no impairment of goodwill or intangible assets with indefinite lives. Our annual impairment analyses for 2019 and 2018 also indicated no impairment of goodwill or intangible assets with indefinite lives.  Our quantitative goodwill analysis as of October 31, 2020 concluded that the fair values substantially exceeded the carrying amounts for each reporting unit tested. There were no events or circumstances that indicated the quantitative impairment tests should be re-performed for goodwill or for intangible assets with indefinite lives for any reporting unit at December 31, 2020.  Nonetheless, if we make future adverse revisions to our significant assumptions, including as a result of business performance or market conditions, or if our market capitalization declines and if such decline becomes indicative that the fair value of our reporting units has declined below their carrying values, we may need to record a material, non-cash impairment charge in a future period.

Note 12. Other Assets and Investments

Dividends received from our consolidated subsidiaries were $155 million, $43 million and $608 million in 2020, 2019 and 2018, respectively. Dividends received in 2020 were primarily from Singapore, Peru and Brazil and paid to the United States. Dividends received in 2019 were primarily from Singapore and Brazil and paid to the United States. Dividends received in 2018 were primarily from Singapore and Japan and paid to the United States. Dividends received from our affiliates accounted for using the equity method were $5 million, $4 million and $5 million in 2020, 2019 and 2018, respectively.

Investment in TireHub

The carrying value of our investment in TireHub was $77 million and $262 million at December 31, 2020 and 2019, respectively, and was included in Other Assets on our Consolidated Balance Sheets. In addition, we have an outstanding loan receivable from TireHub of $14 million as of December 31, 2020, which is also included in Other Assets on our Consolidated Balance Sheets.  Our investment in TireHub is accounted for under the equity method of accounting and, as such, includes our 50% share of the net losses of TireHub, which totaled $36 million, $33 million and $15 million in 2020, 2019 and 2018, respectively.

We regularly review our investment in TireHub for potential impairment and will recognize an impairment charge if the estimated fair value of our investment declines below its recorded amount and such decline is determined to be other-than temporary. The most critical assumptions used in our discounted cash flow model for estimating the fair value of our investment are forecasted tire volume for TireHub, including the extent and duration of, as well as the timing of the recovery from, the ongoing impacts of the COVID-19 pandemic, and the discount rate.

Our TireHub joint venture was initially formed during the second quarter of 2018 and, as previously disclosed, its net losses included higher than expected start-up expenses and additional costs incurred to build out TireHub’s distribution footprint for future growth.  These additional costs as well as TireHub’s net losses were expected to be temporary and moderate in 2020.  However, higher than expected net losses for TireHub continued into 2020, driven by the severe impacts of the COVID-19 pandemic.

Accordingly, we evaluated our investment and concluded that there had been an other-than-temporary decline in the fair value of our investment during the second quarter of 2020.  As such, we conducted an impairment assessment and estimated the fair value of our investment utilizing updated forecasts of TireHub’s volume, revised expectations as to the extent and duration of, as well as the timing of the recovery from, the COVID-19 pandemic, and an updated discount rate reflective of current market

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conditions at that time.  As a result, during the second quarter of 2020, we recognized a non-cash impairment charge of $148 million.

During the second half of 2020, we concluded that there was no additional other-than-temporary decline in the fair value of our investment in TireHub.  Nonetheless, there remains a high degree of uncertainty as to the extent and duration of, as well as timing of the recovery from, the COVID-19 pandemic.  If we make future adverse revisions to these or our other significant assumptions, including as a result of business performance or market conditions, we may need to record an additional material, non-cash impairment charge in a future period.

Other Assets

Other Assets at December 31, 2020 included a $30 million trade receivable from a customer that was refinanced into a collateral-backed note receivable in the second quarter of 2020.

Note 13. Property, Plant and Equipment

	2020			2019
(In millions)	Owned	Finance Leases	Total	Owned	Finance Leases	Total
Property, plant and equipment, at cost:
Land	$436	$1	$437	$425	$1	$426
Buildings	2,467	232	2,699	2,431	227	2,658
Machinery and equipment	13,893	29	13,922	13,624	30	13,654
Construction in progress	737	—	737	681	1	682
	17,533	262	17,795	17,161	259	17,420
Accumulated depreciation	(10,931)	(60)	(10,991)	(10,438)	(50)	(10,488)
	6,602	202	6,804	6,723	209	6,932
Spare parts	269	—	269	276	—	276
	$6,871	$202	$7,073	$6,999	$209	$7,208

The range of useful lives of property used in arriving at the annual amount of depreciation is as follows: buildings and improvements, 3 to 45 years; and machinery and equipment, 3 to 40 years.

Note 14. Leases

The components of lease expense included in Income (Loss) before Income Taxes for the years ended December 31, 2020 and 2019 are as follows:

(In millions)	2020	2019
Operating Lease Expense	$286	$292
Finance Lease Expense:
Amortization of ROU assets	11	11
Interest on lease liabilities	21	21
Short Term Lease Expense	6	6
Variable Lease Expense	3	7
Sublease Income	(11)	(15)
Total Lease Expense	$316	$322

Net rental expense for the year ended December 31, 2018 is comprised of the following:

(In millions)	2018
Gross rental expense	$333
Sublease rental income	(16)
$317

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental cash flow information related to leases for the years ended December 31, 2020 and 2019 is as follows:

(In millions)	2020	2019
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating Cash Flows for Operating Leases	$268	$267
Operating Cash Flows for Finance Leases	21	21
Financing Cash Flows for Finance Leases	7	7
ROU Assets Obtained in Exchange for Lease Obligations
Operating Leases	202	197
Finance Leases	3	34

Supplemental balance sheet information related to leases as of December 31, 2020 and 2019 is as follows:

(In millions, except lease term and discount rate)	2020	2019
Operating Leases
Operating Lease ROU Assets	$851	$855

Operating Lease Liabilities due Within One Year	$198	$199
Operating Lease Liabilities	684	668
Total Operating Lease Liabilities	$882	$867

Finance Leases
Property, Plant and Equipment, at cost	$262	$259
Accumulated Depreciation	(60)	(50)
Property, Plant and Equipment, net	$202	$209

Long Term Debt and Finance Leases due Within One Year	$18	$6
Long Term Debt and Finance Leases	232	243
Total Finance Lease Liabilities	$250	$249

Weighted Average Remaining Lease Term (years)
Operating Leases	7.3	7.2
Finance Leases	30.9	31.6

Weighted Average Discount Rate
Operating Leases	6.85%	6.69%
Finance Leases	8.48%	8.46%

Future maturities of our lease liabilities, excluding subleases, as of December 31, 2020 are as follows:

(In millions)	Operating Leases	Finance Leases
2021	$245	$38
2022	186	23
2023	146	21
2024	110	21
2025	88	22
Thereafter	376	671
Total Lease Payments	1,151	796
Less: Imputed Interest	269	546
Total	$882	$250

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2020, we have additional operating and finance leases that have not yet commenced for which the present value of lease payments over the respective lease terms totals $23 million. Accordingly, these leases are not recorded on the Consolidated Balance Sheets at December 31, 2020. These leases will commence in 2021 and 2022 with lease terms of 7 years to 15 years.

Note 15. Financing Arrangements and Derivative Financial Instruments

At December 31, 2020, we had total credit arrangements of $9,707 million, of which $3,881 million were unused. At that date, 24% of our debt was at variable interest rates averaging 2.79%.

Notes Payable and Overdrafts, Long Term Debt and Finance Leases due Within One Year and Short Term Financing Arrangements

At December 31, 2020, we had short term committed and uncommitted credit arrangements totaling $1,075 million, of which $639 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.

The following table presents amounts due within one year:

	December 31,	December 31,
(In millions)	2020	2019
Chinese credit facilities	$163	$118
Other domestic and foreign debt	243	230
Notes Payable and Overdrafts	$406	$348
Weighted average interest rate	4.52%	4.92%

Chinese credit facilities	$13	$95
8.75% due 2020	—	280
Other domestic and foreign debt (including finance leases)	139	187
Long Term Debt and Finance Leases due Within One Year	$152	$562
Weighted average interest rate	3.87%	6.58%
Total obligations due within one year	$558	$910

Long Term Debt and Finance Leases and Financing Arrangements

At December 31, 2020, we had long term credit arrangements totaling $8,632 million, of which $3,242 million were unused.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents long term debt and finance leases, net of unamortized discounts, and interest rates:

	December 31, 2020		December 31, 2019
(In millions)	Amount	Interest Rate	Amount	Interest Rate
Notes:
8.75% due 2020	$—		$280
5.125% due 2023	1,000		1,000
3.75% Euro Notes due 2023	307		281
9.5% due 2025	803		—
5% due 2026	900		900
4.875% due 2027	700		700
7% due 2028	150		150
Credit Facilities:
First lien revolving credit facility due 2025	—	—	—	—
Second lien term loan facility due 2025	400	2.15%	400	3.97%
European revolving credit facility due 2024	—	—	—	—
Pan-European accounts receivable facility	291	1.18%	327	0.98%
Mexican credit facilities	152	1.87%	200	3.44%
Chinese credit facilities	212	4.49%	195	4.87%
Other foreign and domestic debt(1)	451	3.22%	661	4.02%
	5,366		5,094
Unamortized deferred financing fees	(32)		(28)
	5,334		5,066
Finance lease obligations(2)	250		249
	5,584		5,315
Less portion due within one year	(152)		(562)
	$5,432		$4,753

(1)	Interest rates are weighted average interest rates related to various foreign credit facilities with customary terms and conditions.
(2)	Includes non-cash financing additions of $3 million during the twelve month period ended December 31, 2020.

NOTES

$282 million 8.75% Senior Notes due 2020

On August 17, 2020, we repaid in full our $282 million 8.75% senior notes at maturity.

$1.0 billion 5.125% Senior Notes due 2023

At December 31, 2020, $1.0 billion aggregate principal amount of 5.125% senior notes due 2023 were outstanding. These notes were sold at 100% of the principal amount and will mature on November 15, 2023. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below.

We have the option to redeem these notes, in whole or in part, at any time at a redemption price of 100%, plus accrued and unpaid interest to the redemption date.

The terms of the indenture for these notes, among other things, limit the ability of the Company and certain of its subsidiaries, including Goodyear Europe B.V. ("GEBV"), to (i) incur additional debt or issue redeemable preferred stock, (ii) pay dividends, repurchase shares or make certain other restricted payments or investments, (iii) incur liens, (iv) sell assets, (v) incur restrictions on the ability of our subsidiaries to pay dividends or to make other payments to us, (vi) enter into affiliate transactions, (vii) engage in sale and leaseback transactions, and (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications. For example, if these notes are assigned an

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment grade rating from at least two of Moody's, Standard and Poor's and Fitch and no default has occurred and is continuing, certain covenants will be suspended and we may elect to suspend the subsidiary guarantees. The indenture has customary defaults, including a cross-default to material indebtedness of Goodyear and our subsidiaries.

€250 million 3.75% Senior Notes due 2023 of GEBV

At December 31, 2020, €250 million aggregate principal amount of GEBV’s 3.75% senior notes due 2023 were outstanding. These notes were sold at 100% of the principal amount and will mature on December 15, 2023. These notes are unsecured senior obligations of GEBV and are guaranteed, on an unsecured senior basis, by the Company and our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below.

We have the option to redeem these notes, in whole or in part, at any time at a redemption price of 100%, plus accrued and unpaid interest to the redemption date.

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

$900 million 5% Senior Notes due 2026

At December 31, 2020, $900 million aggregate principal amount of 5% senior notes due 2026 were outstanding. These notes were sold at 100% of the principal amount and will mature on May 31, 2026. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below.

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

$700 million 4.875% Senior Notes due 2027

At December 31, 2020, $700 million aggregate principal amount of 4.875% senior notes due 2027 were outstanding. These notes were sold at 100% of the principal amount and will mature on March 15, 2027. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below.

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

$150 million 7% Senior Notes due 2028

At December 31, 2020, $150 million aggregate principal amount of 7% notes due 2028 were outstanding. These notes are unsecured senior obligations and will mature on March 15, 2028.

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

Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under the facility and our subsidiaries' obligations under the related guarantees are secured by first priority security interests in collateral that includes, subject to certain exceptions:

•	U.S. and Canadian accounts receivable and inventory;
•	certain of our U.S. manufacturing facilities;
•	equity interests in our U.S. subsidiaries and up to 65% of the voting equity interests in most of our directly owned foreign subsidiaries; and
•	substantially all other tangible and intangible assets, including equipment, contract rights and intellectual property.

Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, after adjusting for customary factors that are subject to modification from time to time by the administrative agent or the majority lenders at their discretion (not to be exercised unreasonably), (ii) the value of our principal trademarks in an amount not to exceed $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $200 million. Modifications are based on the results of periodic collateral and borrowing base evaluations and appraisals. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of December 31, 2020, our borrowing base, and therefore our availability, under this facility was $454 million below the facility's stated amount of $2.0 billion.

The facility, which matures on April 9, 2025, contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to (i) incur additional debt or issue redeemable preferred stock, (ii) pay dividends, repurchase shares or make certain other restricted payments or investments, (iii) incur liens, (iv) sell assets, (v) incur restrictions on the ability of our subsidiaries to pay dividends or to make other payments to us, (vi) enter into affiliate transactions, (vii) engage in sale and leaseback transactions, and (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications. In addition, in the event that the availability under the facility plus the aggregate amount of our Available Cash is less than $200 million, we will not be permitted to allow our ratio of EBITDA to Consolidated Interest Expense to be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. “Available Cash,” “EBITDA” and “Consolidated Interest Expense” have the meanings given them in the facility.

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

At December 31, 2020, we had no borrowings and $11 million of letters of credit issued under the revolving credit facility. At December 31, 2019, we had no borrowings and $37 million of letters of credit issued under the revolving credit facility.

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

At December 31, 2020 and 2019, the amounts outstanding under this facility were $400 million.

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

At December 31, 2020 and 2019, there were no borrowings and no letters of credit outstanding under the European revolving credit facility.

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

At December 31, 2020, the amounts available and utilized under this program totaled $291 million (€237 million). At December 31, 2019, the amounts available and utilized under this program totaled $327 million (€291 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At December 31, 2020, the gross amount of receivables sold was $451 million, compared to $548 million at December 31, 2019.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Foreign Credit Facilities

A Mexican subsidiary and a U.S. subsidiary have a revolving credit facility in Mexico. At December 31, 2020, the amounts available and utilized under this facility were $200 million and $152 million, respectively. At December 31, 2019, the amounts available and utilized under this facility were $200 million. The facility ultimately matures in 2022, has covenants relating to the Mexican and U.S. subsidiary, and has customary representations and warranties and default provisions relating to the Mexican and U.S. subsidiary’s ability to perform its respective obligations under the facility.

A Chinese subsidiary has several financing arrangements in China.  At December 31, 2020 and 2019, the amounts available under these facilities were $981 million and $735 million, respectively.  At December 31, 2020, the amount utilized under these facilities was $375 million, of which $163 million represented notes payable and $212 million represented long term debt.  At December 31, 2020, $13 million of the long term debt was due within a year.  At December 31, 2019, the amount utilized under these facilities was $313 million, of which $118 million represented notes payable and $195 million represented long term debt.  At December 31, 2019, $95 million of the long term debt was due within a year.  The facilities contain covenants relating to the Chinese subsidiary and have customary representations and warranties and defaults relating to the Chinese subsidiary’s ability to perform its obligations under the facilities. Certain of the facilities can only be used to finance the expansion of our manufacturing facility in China and, at December 31, 2020 and 2019, the unused amounts available under these facilities were $99 million and $106 million, respectively.

Debt Maturities

The annual aggregate maturities of our debt (excluding the impact of deferred financing fees and unamortized discounts) and finance leases for the five years subsequent to December 31, 2020 are presented below. Maturities of debt credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

(In millions)	2021	2022	2023	2024	2025
U.S.	$1	$151	$999	$—	$1,199
Foreign	555	324	699	88	19
	$556	$475	$1,698	$88	$1,218

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

The following table presents the fair values for foreign currency hedge contracts that do not meet the criteria to be accounted for as cash flow hedging instruments:

	December 31,	December 31,
(In millions)	2020	2019
Fair Values — Current asset (liability):
Accounts receivable	$1	$1
Other current liabilities	(27)	(15)

At December 31, 2020 and 2019, these outstanding foreign currency derivatives had notional amounts of $1,664 million and $1,707 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction losses on derivatives of $87 million in 2020 and net transaction gains on derivatives of $22 million in 2019. These

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.

The following table presents fair values for foreign currency hedge contracts that meet the criteria to be accounted for as cash flow hedging instruments:

	December 31,	December 31,
(In millions)	2020	2019
Fair Values — Current asset (liability):
Accounts receivable	$—	$9
Other current liabilities	(7)	(3)
Fair Values — Long term asset (liability):
Other assets	$—	$1
Other long term liabilities	—	(1)

At December 31, 2020 and 2019, these outstanding foreign currency derivatives had notional amounts of $50 million and $365 million, respectively, and primarily related to U.S. dollar denominated intercompany transactions. Based on our current forecasts, including the expected ongoing impacts of the COVID-19 pandemic, we believe that it is probable that the underlying hedge transactions will occur within an appropriate time frame in order to continue to qualify for cash flow hedge accounting treatment.

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

The following table presents the classification of changes in fair values of foreign currency contracts that meet the criteria to be accounted for as cash flow hedging instruments (before tax and minority):

	Year Ended December 31,
(In millions)	2020	2019	2018
Amount of gains (losses) deferred to AOCL(1)	$15	$10	$9
Reclassification adjustment for amounts recognized in CGS(1)	(13)	(14)	7

(1)	Excluded components deferred to AOCL and excluded components reclassified from AOCL to CGS for the twelve months ended December 31, 2020, 2019 and 2018 were not material.

The estimated net amount of the deferred gains at December 31, 2020 that is expected to be reclassified to earnings within the next twelve months is $2 million.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16. Fair Value Measurements

The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheet at December 31:

	Total Carrying Value in the Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2020	2019	2020	2019	2020	2019	2020	2019
Assets:
Investments	$11	$11	$11	$11	$—	$—	$—	$—
Foreign Exchange Contracts	1	11	—	—	1	11	—	—
Total Assets at Fair Value	$12	$22	$11	$11	$1	$11	$—	$—
Liabilities:
Foreign Exchange Contracts	$34	$19	$—	$—	$34	$19	$—	$—
Total Liabilities at Fair Value	$34	$19	$—	$—	$34	$19	$—	$—

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding finance leases, at December 31:

	December 31,	December 31,
(In millions)	2020	2019
Fixed Rate Debt(1):
Carrying amount — liability	$4,094	$3,434
Fair value — liability	4,283	3,558
Variable Rate Debt(1):
Carrying amount — liability	$1,240	$1,632
Fair value — liability	1,197	1,632

(1)

Excludes Notes Payable and Overdrafts of $406 million and $348 million at December 31, 2020 and 2019, respectively, of which $227 million and $143 million, respectively, are at fixed rates and $179 million and $205 million, respectively, are at variable rates.  The carrying value of Notes Payable and Overdrafts approximates fair value due to the short term nature of the facilities.

Long term debt with fair values of $4,391 million and $3,808 million at December 31, 2020 and 2019, respectively, were estimated using quoted Level 1 market prices.  The carrying value of the remaining debt was based upon internal estimates of fair value derived from market prices for similar debt.

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

During 2020, we recognized settlement charges of $28 million, primarily related to certain of our salaried U.S. pension plans, of which $24 million was recognized in Other (Income) Expense and $4 million in Rationalizations, related to the exit of employees under approved rationalization plans.  The settlement charges resulted from total lump sum payments exceeding annual service and interest cost of the applicable plans.  In addition, we recognized a curtailment credit of $6 million in Other (Income) Expense during 2020, related to a freeze of one of our non-U.S. defined benefit pension plans.

During 2020, we also recognized a curtailment credit of $4 million related to one of our Other Postretirement Benefits plans and a termination benefits charge of $5 million related to our hourly U.S. pension plan in Rationalizations, related to the exit of employees under approved rationalization plans.

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

We have increased the obligation for our U.K. pension plan by $16 million to recognize the estimated impact to our plan from court rulings in 2018 and later, involving a plan with similar features to ours that was sponsored by another company, that required equal guaranteed minimum pension benefits for males and females. The increases were recognized in AOCL as prior service cost from plan amendments. The actual impact to our U.K. pension plan is still subject to the finalization of plan amendments in response to the court rulings and potential future judicial decisions.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total benefits cost and amounts recognized in other comprehensive (income) loss follows:

	Pension Plans
	U.S.			Non-U.S.			Other Postretirement Benefits
(In millions)	2020	2019	2018	2020	2019	2018	2020	2019	2018
Benefits cost (credit):
Service cost	$4	$3	$4	$30	$26	$28	$2	$2	$3
Interest cost	126	173	157	56	69	69	8	11	12
Expected return on plan assets	(193)	(223)	(219)	(54)	(59)	(70)	—	—	—
Amortization of prior service cost (credit)	—	—	—	1	2	—	(9)	(9)	(8)
Amortization of net losses	109	112	112	38	29	29	4	3	4
Net periodic cost	$46	$65	$54	$71	$67	$56	$5	$7	$11
Net curtailments/settlements /termination benefits	31	8	8	(4)	3	13	(4)	—	—
Total benefits cost	$77	$73	$62	$67	$70	$69	$1	$7	$11
Recognized in other comprehensive (income) loss before tax and minority:
Prior service cost (credit) from plan amendments	$—	$—	$—	$3	$(2)	$31	$—	$—	$(16)
Increase (decrease) in net actuarial losses	108	4	14	(100)	201	(18)	5	6	(14)
Amortization of prior service (cost) credit in net periodic cost	—	—	—	(2)	(2)	—	9	9	8
Amortization of net losses in net periodic cost	(109)	(112)	(112)	(38)	(29)	(30)	(4)	(3)	(5)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures	(26)	(5)	(11)	(9)	(3)	(14)	6	2	—
Total recognized in other comprehensive (income) loss before tax and minority	(27)	(113)	(109)	(146)	165	(31)	16	14	(27)
Total recognized in total benefits cost and other comprehensive (income) loss before tax and minority	$50	$(40)	$(47)	$(79)	$235	$38	$17	$21	$(16)

Service cost is recorded in CGS or SAG. Other components of net periodic cost are recorded in Other (Income) Expense. Net curtailments, settlements and termination benefits are recorded in Other (Income) Expense or Rationalizations if related to a rationalization plan.

We use the fair value of pension assets in the calculation of pension expense for all plans.

Total benefits cost for our other postretirement benefits was $1 million, $3 million and $4 million for our U.S. plans in 2020, 2019 and 2018, respectively, and $0 million, $4 million and $7 million for our non-U.S. plans in 2020, 2019 and 2018, respectively.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in benefit obligation and plan assets for 2020 and 2019 and the amounts recognized in our Consolidated Balance Sheets at December 31, 2020 and 2019 are as follows:

	Pension Plans
	U.S.		Non-U.S.		Other Postretirement Benefits
(In millions)	2020	2019	2020	2019	2020	2019
Change in benefit obligation:
Beginning balance	$(5,009)	$(4,734)	$(3,195)	$(2,774)	$(241)	$(234)
Newly adopted plans	—	—	—	(19)	—	—
Service cost — benefits earned	(4)	(3)	(30)	(26)	(2)	(2)
Interest cost	(126)	(173)	(56)	(69)	(8)	(11)
Plan amendments	—	—	(3)	2	—	—
Actuarial loss	(520)	(477)	(123)	(381)	(4)	(6)
Participant contributions	—	—	(3)	(2)	(8)	(12)
Curtailments/settlements/termination benefits	51	12	21	5	—	(2)
Foreign currency translation	—	—	(133)	(62)	4	(5)
Benefit payments	373	366	140	131	23	31
Ending balance	$(5,235)	$(5,009)	$(3,382)	$(3,195)	$(236)	$(241)
Change in plan assets:
Beginning balance	$4,780	$4,445	$2,740	$2,464	$—	$3
Newly adopted plans	—	—	—	19	—	—
Actual return on plan assets	605	696	305	252	—	—
Company contributions to plan assets	—	—	20	39	—	—
Cash funding of direct participant payments	14	20	22	20	15	16
Participant contributions	—	—	3	2	8	12
Settlements	(56)	(15)	(8)	(5)	—	—
Foreign currency translation	—	—	99	80	—	—
Benefit payments	(373)	(366)	(140)	(131)	(23)	(31)
Ending balance	$4,970	$4,780	$3,041	$2,740	$—	$—
Funded status at end of year	$(265)	$(229)	$(341)	$(455)	$(236)	$(241)

Significant actuarial losses related to changes in benefit obligations for 2020 and 2019 primarily resulted from decreases in discount rates.

Other postretirement benefits unfunded status was $106 million for our U.S. plans at December 31, 2020 and 2019, and $130 million and $135 million for our non-U.S. plans at December 31, 2020 and 2019, respectively.

The funded status recognized in the Consolidated Balance Sheets consists of:

	Pension Plans				Other Postretirement
	U.S.		Non-U.S.		Benefits
(In millions)	2020	2019	2020	2019	2020	2019
Noncurrent assets	$—	$—	$408	$237	$—	$—
Current liabilities	(11)	(16)	(22)	(20)	(16)	(16)
Noncurrent liabilities	(254)	(213)	(727)	(672)	(220)	(225)
Net amount recognized	$(265)	$(229)	$(341)	$(455)	$(236)	$(241)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts recognized in AOCL, net of tax, consist of:

	Pension Plans				Other Postretirement
	U.S.		Non-U.S.		Benefits
(In millions)	2020	2019	2020	2019	2020	2019
Prior service (credit) cost	$(3)	$(3)	$25	$25	$(7)	$(23)
Net actuarial loss	2,353	2,380	636	782	30	30
Gross amount recognized	2,350	2,377	661	807	23	7
Deferred income taxes	(43)	(50)	(104)	(135)	(29)	(22)
Minority shareholders’ equity	—	—	(2)	(1)	—	—
Net amount recognized	$2,307	$2,327	$555	$671	$(6)	$(15)

The following table presents significant weighted average assumptions used to determine benefit obligations at December 31:

	Pension Plans		Other Postretirement Benefits
	2020	2019	2020	2019
Discount rate:
—U.S.	2.42%	3.22%	2.34%	3.14%
—Non-U.S.	1.49	1.98	4.09	4.39
Rate of compensation increase:
—U.S.	N/A	N/A	N/A	N/A
—Non-U.S.	2.89	2.92	N/A	N/A

The following table presents significant weighted average assumptions used to determine benefits cost for the years ended December 31:

	Pension Plans			Other Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Discount rate for determining interest cost:
—U.S.	2.66%	3.85%	3.09%	2.68%	3.79%	2.99%
—Non-U.S.	2.26	2.84	2.56	5.68	6.25	6.13
Expected long term return on plan assets:
—U.S.	4.22	5.25	4.58	N/A	N/A	N/A
—Non-U.S.	2.52	2.95	3.02	N/A	N/A	N/A
Rate of compensation increase:
—U.S.	N/A	N/A	N/A	N/A	N/A	N/A
—Non-U.S.	2.92	2.91	2.91	N/A	N/A	N/A

For 2020, a weighted average discount rate of 2.66% was used to determine interest cost for the U.S. pension plans. This rate was derived from spot rates along a yield curve developed from a portfolio of corporate bonds from issuers rated AA or higher by established rating agencies as of December 31, 2019, applied to our expected benefit payment cash flows. For our non-U.S. locations, a weighted average discount rate of 2.26% was used. This rate was developed based on the nature of the liabilities and local environments, using available bond indices, yield curves, projected cash flows, and long term inflation.

For 2020, an assumed weighted average long term rate of return of 4.22% was used for the U.S. pension plans. In developing the long term rate of return, we evaluated input from our pension fund consultant on asset class return expectations, including determining the appropriate rate of return for our plans, which are primarily invested in fixed income securities. For our non-U.S. locations, an assumed weighted average long term rate of return of 2.52% was used. Input from local pension fund consultants concerning asset class return expectations and long term inflation form the basis of this assumption.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents estimated future benefit payments from the plans as of December 31, 2020. Benefit payments for other postretirement benefits are presented net of retiree contributions and Medicare Part D Subsidy Receipts:

	Pension Plans		Other Postretirement
(In millions)	U.S.	Non-U.S.	Benefits
2021	$417	$136	$16
2022	390	129	16
2023	366	130	15
2024	352	137	15
2025	339	138	14
2026-2030	1,578	743	68

The following table presents selected information on our pension plans:

	U.S.		Non-U.S.
(In millions)	2020	2019	2020	2019
All plans:
Accumulated benefit obligation	$5,220	$4,994	$3,284	$3,097
Plans not fully-funded:
Projected benefit obligation	$5,235	$5,009	$933	$1,059
Accumulated benefit obligation	5,220	4,994	856	991
Fair value of plan assets	4,970	4,780	185	370

Certain non-U.S. subsidiaries maintain unfunded pension plans consistent with local practices and requirements. At December 31, 2020, these plans accounted for $264 million of our accumulated pension benefit obligation, $299 million of our projected pension benefit obligation, and $90 million of our AOCL adjustment. At December 31, 2019, these plans accounted for $247 million of our accumulated pension benefit obligation, $277 million of our projected pension benefit obligation, and $82 million of our AOCL adjustment.

We expect to contribute $25 million to $50 million to our funded non-U.S. pension plans in 2021.

Assumed health care cost trend rates at December 31 follow:

	2020	2019
Health care cost trend rate assumed for the next year	6.0%	6.3%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0	5.0
Year that the rate reaches the ultimate trend rate	2025	2025

Our pension plan weighted average investment allocation at December 31, by asset category, follows:

	U.S.		Non-U.S.
	2020	2019	2020	2019
Cash and short term securities	3%	2%	2%	1%
Equity securities	4	6	4	3
Debt securities	93	92	93	96
Alternatives	—	—	1	—
Total	100%	100%	100%	100%

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The portfolio of our U.S. pension plan assets includes holdings of global high quality and high yield fixed income securities, short term interest bearing deposits, and private equities. The target asset allocation of our U.S. pension plans is 94% in duration-matched fixed income securities and 6% in private equity and private credit securities. Actual U.S. pension fund asset allocations are reviewed on a periodic basis and the pension funds are rebalanced to target ranges on an as needed basis.

The portfolios of our non-U.S. pension plans include holdings of U.S. and non-U.S. equities, global high quality and high yield fixed income securities, insurance contracts, repurchase agreements, and short term interest bearing deposits. The weighted average target asset allocation of the non-U.S. pension funds is approximately 95% fixed income and 5% equities.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of our pension plan assets at December 31, 2020 by asset category are as follows:

	U.S.				Non-U.S
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Short Term Securities	$122	$122	$—	$—	$46	$42	$4	$—
Equity Securities
Common and Preferred Stock	—	—	—	—	24	24	—	—
Commingled Funds	—	—	—	—	19	19	—	—
Mutual Funds	—	—	—	—	6	6	—	—
Debt Securities
Corporate Bonds	2,843	—	2,842	1	230	24	206	—
Government Bonds	1,038	—	1,038	—	2,503	42	2,461	—
Repurchase Agreements	—	—	—	—	(650)	—	(650)	—
Asset Backed Securities	280	—	280	—	76	8	68	—
Commingled Funds	—	—	—	—	20	20	—	—
Mutual Funds	—	—	—	—	19	9	10	—
Alternatives
Insurance Contracts	2	—	—	2	28	—	—	28
Other Investments	7	—	7	—	6	—	5	1
Total Investments in the Fair Value Hierarchy	4,292	$122	$4,167	$3	2,327	$194	$2,104	$29
Investments Measured at Net Asset Value, as Practical Expedient:
Equity Securities
Commingled Funds	23				62
Mutual Funds	—				4
Partnership Interests	166				—
Debt Securities
Mutual Funds	148				81
Commingled Funds	295				665
Partnership Interests	102				—
Short Term Securities
Commingled Funds	22				3
Alternatives
Commingled Funds	—				6
Total Investments	5,048				3,148
Other	(78)				(107)
Total Plan Assets	$4,970				$3,041

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of our pension plan assets at December 31, 2019 by asset category are as follows:

	U.S.				Non-U.S.
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Short Term Securities	$47	$47	$—	$—	$33	$29	$4	$—
Equity Securities
Common and Preferred Stock	—	—	—	—	24	24	—	—
Commingled Funds	—	—	—	—	36	36	—	—
Mutual Funds	—	—	—	—	5	5	—	—
Debt Securities
Corporate Bonds	2,577	—	2,576	1	190	10	180	—
Government Bonds	1,120	—	1,120	—	2,271	60	2,211	—
Repurchase Agreements	—	—	—	—	(511)	—	(511)	—
Asset Backed Securities	283	—	282	1	74	5	69	—
Mutual Funds	—	—	—	—	19	9	10	—
Alternatives
Insurance Contracts	2	—	—	2	22	—	—	22
Other Investments	2	—	2	—	(4)	—	(5)	1
Total Investments in the Fair Value Hierarchy	4,031	$47	$3,980	$4	2,159	$178	$1,958	$23
Investments Measured at Net Asset Value, as Practical Expedient:
Equity Securities
Commingled Funds	9				69
Mutual Funds	—				11
Partnership Interests	267				—
Debt Securities
Mutual Funds	141				7
Commingled Funds	310				604
Short Term Securities
Commingled Funds	67				4
Alternatives
Commingled Funds	—				6
Total Investments	4,825				2,860
Other	(45)				(120)
Total Plan Assets	$4,780				$2,740

At December 31, 2020 and 2019, the Plans did not directly hold any of our common stock.

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

•

Equity Securities:  Common and preferred stock, which are held in non-U.S. companies, are valued at the closing price reported on the active market on which the individual securities are traded. Commingled funds are valued at the NAV of units held at year end, as determined by a pricing vendor or the fund family. Mutual funds are valued at the NAV of shares held at year end, as determined by the closing price reported on the active market on which the individual securities are traded, or a pricing vendor or the fund family if an active market is not available. Partnership interests in private equity securities are priced based on valuations using the partnership’s latest available financial statements and the plan's percent ownership, adjusted for any cash transactions which occurred between the date of those financial statements and our year end.

•

Debt Securities:  Corporate and government bonds, including asset backed securities, are valued at the closing price reported on the active market on which the individual securities are traded, or based on institutional bid evaluations using proprietary models if an active market is not available. Repurchase agreements are valued at the contract price plus accrued interest. These secured borrowings are collateralized by government bonds held by the non-U.S. plans and have maturities less than one year. Commingled funds are valued at the NAV of units held at year end, as determined by a pricing vendor or the fund family. Mutual funds are valued at the NAV of shares held at year end, as determined by the closing price reported on the active market on which the individual securities are traded, or a pricing vendor or the fund family if an active market is not available. Partnership interests in private credit securities are priced based on valuations using the partnership’s latest available financial statements and the plan's percent ownership, adjusted for any cash transactions which occurred between the date of those financial statements and our year end.

•

Alternatives:  Commingled funds are valued based on the NAV as determined by the fund manager using the most recent financial information available. Other investments primarily include derivative financial instruments, which are valued using independent pricing sources which utilize industry standard derivative valuation models. Directed insurance contracts are valued as reported by the issuer, based on discounted cash flows using weighted average discount rates of 1.7% and 2.3% at December 31, 2020 and 2019, respectively.

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

The following table sets forth a summary of changes in fair value of the non-U.S. pension plan insurance contracts classified as Level 3:

(In millions)	2020	2019
Balance, beginning of year	$22	$19
Unrealized gains relating to instruments still held at the reporting date	3	1
Purchases, sales, issuances and settlements (net)	1	2
Foreign currency translation	2	—
Balance, end of year	$28	$22

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Savings Plans

Substantially all employees in the U.S. and employees of certain non-U.S. locations are eligible to participate in a defined contribution savings plan. Expenses recognized for contributions to these plans were $100 million, $110 million and $111 million for 2020, 2019 and 2018, respectively.

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

The following table summarizes the activity related to options during 2020:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 1	4,998,021	$20.61
Options granted	4,167,384	10.12
Options exercised	(20,218)	12.68		$—
Options expired	(370,938)	12.44
Options cancelled	(73,517)	18.83
Outstanding at December 31	8,700,732	15.97	5.9	3
Vested and expected to vest at December 31	8,604,644	16.00	5.9	3
Exercisable at December 31	4,462,091	20.98	2.9	—
Available for grant at December 31	6,659,546

In addition, the aggregate intrinsic value of options exercised in 2019 and 2018 was $3 million and $9 million, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant option groups outstanding at December 31, 2020 and related weighted average exercise price and remaining contractual term information follows:

Grant Date	Options Outstanding	Options Exercisable	Exercise Price	Remaining Contractual Term (Years)
2/25/2020	4,142,384	—	$10.12	9.16
2/27/2017	556,409	465,203	35.26	6.16
2/22/2016	542,625	542,625	29.90	5.15
2/23/2015	493,730	493,730	27.16	4.15
2/24/2014	381,617	381,617	26.44	3.15
2/28/2013	904,580	904,580	12.98	2.16
2/27/2012	721,878	721,878	12.94	1.16
2/22/2011	523,979	523,979	13.91	0.15
All Other	433,530	428,479	(1)	(1)
	8,700,732	4,462,091

(1)

Options in the “All other” category had exercise prices ranging from $9.54 to $32.72. The weighted average exercise price for options outstanding and exercisable in that category was $21.45 and $21.32, respectively, while the remaining weighted average contractual term was 3.0 years for both.

Weighted average grant date fair values of stock options and the assumptions used in estimating those fair values are as follows:

2020
Weighted average grant date fair value	$10.12
Black-Scholes model assumptions(1):
Expected term (years)	7.50
Interest rate	1.29%
Volatility	41.28%
Dividend yield	6.54%

(1)

We review the assumptions used in our Black-Scholes model in conjunction with estimating the grant date fair value of grants of options by our Board of Directors. There were no stock options granted during 2019 or 2018.

Performance Share Units

Performance share units granted under the Plans are earned over a three-year period beginning January 1 of the year of grant. Total units earned for grants made in 2020 may vary between 0% and 133%, and grants made during 2019 and 2018 may vary between 0% and 200% of the units granted based on the attainment of performance targets during the related three-year period and continued service. The performance targets are established by the Board of Directors. All of the units earned will be settled through the issuance of an equivalent number of shares of our common stock and are equity classified.

The following table summarizes the activity related to performance share units during 2020:

	Units	Weighted Average Grant Date Fair Value
Unvested at January 1	588,000	$20.98
Units granted	171,871	7.59
Units vested	(154,141)	29.04
Units forfeited	(10,950)	20.92
Unvested at December 31	594,780	15.02

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

The following table summarizes the activity related to restricted stock units during 2020:

	Units	Weighted Average Grant Date Fair Value
Unvested at January 1	2,734,475	$23.21
Units granted	600,712	9.86
Units vested and settled	(646,444)	24.50
Units forfeited	(119,870)	18.80
Unvested at December 31	2,568,873	19.50

We measure the fair value of grants of restricted stock units based on the closing market price of a share of our common stock on the date of the grant.

Other Information

Stock-based compensation expense, cash payments made to settle SARs and cash received from the exercise of stock options follows:

(In millions)	2020	2019	2018
Stock-based compensation expense recognized	$31	$27	$16
Tax benefit	(8)	(7)	(4)
After-tax stock-based compensation expense	$23	$20	$12
Cash payments to settle SARs	$—	$—	$1
Cash received from stock option exercises	$—	$2	$9

As of December 31, 2020, unearned compensation cost related to the unvested portion of all stock-based awards was $22 million and is expected to be recognized over the remaining vesting period of the respective grants, through the fourth quarter of 2024.

Note 19. Commitments and Contingent Liabilities

Environmental Matters

We have recorded liabilities totaling $64 million and $48 million at December 31, 2020 and 2019, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. The increase in our recorded reserve was primarily related to a $13 million charge for an environmental remediation liability at a closed facility during 2020.  Of these amounts, $16 million and $13 million was included in Other Current Liabilities at December 31, 2020 and 2019, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Workers’ Compensation

We have recorded liabilities, on a discounted basis, totaling $196 million and $198 million for anticipated costs related to workers’ compensation at December 31, 2020 and 2019, respectively. Of these amounts, $29 million and $39 million were included in Current Liabilities as part of Compensation and Benefits at December 31, 2020 and 2019, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At December 31, 2020 and 2019, the liability was discounted using a risk-free rate of return. At December 31, 2020, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $25 million.

General and Product Liability and Other Litigation

We have recorded liabilities totaling $285 million and $293 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at December 31, 2020 and 2019, respectively. Of these amounts, $38 million and $43 million were included in Other Current Liabilities at December 31, 2020 and 2019, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at December 31, 2020, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.

We have recorded an indemnification asset within Accounts Receivable of $1 million and within Other Assets of $23 million for Sumitomo Rubber Industries, Ltd.'s ("SRI") obligation to indemnify us for certain product liability claims related to products manufactured by a formerly consolidated joint venture entity, subject to certain caps and restrictions.

Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and federal courts. To date, we have disposed of approximately 154,200 claims by defending, obtaining a dismissal thereof, or entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled $563 million and $554 million through December 31, 2020 and 2019, respectively.

A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

(Dollars in millions)	2020	2019	2018
Pending claims, beginning of year	39,600	43,100	54,300
New claims filed during the year	1,100	1,500	1,300
Claims settled/dismissed	(2,000)	(5,000)	(12,500)
Pending claims, end of year	38,700	39,600	43,100
Payments(1)	$13	$22	$18

(1)	Represents cash payments made during the period by us and our insurers on asbestos litigation defense and claim resolution.

We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $149 million and $153 million at December 31, 2020 and 2019, respectively. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future may result in an increase in the recorded obligation, and that increase could be significant.

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

We recorded an insurance receivable related to asbestos claims of $90 million and $95 million at December 31, 2020 and 2019, respectively. We expect that approximately 60% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $13 million was included in Current Assets as part of Accounts Receivable at both December 31, 2020 and 2019. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.

We believe that, at December 31, 2020, we had approximately $550 million in excess level policy limits applicable to indemnity and defense costs for asbestos products claims under coverage-in-place agreements. We also had additional unsettled excess level policy limits potentially applicable to such costs. In addition, we had coverage under certain primary policies for indemnity and defense costs for asbestos products claims under remaining aggregate limits pursuant to a coverage-in-place agreement, as well as coverage for indemnity and defense costs for asbestos premises claims pursuant to coverage-in-place agreements.

We believe that our reserve for asbestos claims, and the receivable for recoveries from insurance carriers recorded in respect of these claims, reflects reasonable and probable estimates of these amounts. The estimate of the liabilities and assets related to pending and expected future asbestos claims and insurance recoveries is subject to numerous uncertainties, including, but not limited to, changes in:

•	the litigation environment,
•	federal and state law governing the compensation of asbestos claimants,
•	recoverability of receivables due to potential insolvency of insurance carriers,
•	our approach to defending and resolving claims, and
•	the level of payments made to claimants from other sources, including other defendants and 524(g) trusts.

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

Amiens Labor Claims

Approximately 850 former employees of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims totaling approximately €140 million ($172 million) against Goodyear France SAS. On May 28, 2020, Goodyear France SAS received a judgment from the labor court with respect to approximately 790 of these former employees. As a result of this ruling and settlement discussions to resolve these claims and other similar claims, we accrued approximately €27 million ($30 million) during 2020 for estimated additional termination benefits. We have appealed this ruling and will continue to defend ourselves against these claims and any additional claims that may be asserted against us.

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

Binding Commitments and Guarantees

At December 31, 2020, we had binding commitments for raw materials, capital expenditures, utilities and various other types of contracts. Total commitments on contracts that extend beyond 2021 are expected to total approximately $1.0 billion. In addition, we have other contractual commitments, the amounts of which cannot be estimated, pursuant to certain long term agreements under which we will purchase varying amounts of certain raw materials and finished goods at agreed upon base prices that may be subject to periodic adjustments for changes in raw material costs and market price adjustments, or in quantities that may be subject to periodic adjustments for changes in our or our suppliers' production levels.

We have off-balance sheet financial guarantees and other commitments totaling $73 million and $74 million at December 31, 2020 and 2019, respectively. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. We generally do not receive a separate premium as consideration for, and do not require collateral in connection with, the issuance of these guarantees.

In 2017, we issued a guarantee of approximately PLN 165 million ($44 million) in connection with an indirect tax assessment in EMEA. As of December 31, 2020, this guarantee amount has been increased to PLN 181 million ($49 million). We have concluded our performance under this guarantee is not probable and, therefore, have not recorded a liability for this guarantee. In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of $46 million to an insurance company related to SRI's obligation to pay certain outstanding workers' compensation claims of a formerly consolidated joint venture entity. As of December 31, 2020, this guarantee amount has been reduced to $23 million. We have concluded the

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to continue to decrease over time as the formerly consolidated joint venture entity pays its outstanding claims. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor, customer, or SRI. Except for the workers' compensation guarantee described above, the guarantees expire at various times through 2021. We are unable to estimate the extent to which our affiliates’, lessors’, customers’, or SRI's assets would be adequate to recover any payments made by us under the related guarantees.

At December 31, 2020, we had an agreement to provide a revolving loan commitment to TireHub of up to $100 million. As of December 31, 2020, $14 million was drawn on this commitment.

Indemnifications

At December 31, 2020, we were a party to various agreements under which we had assumed obligations to indemnify the counterparties from certain potential claims and losses. These agreements typically involve standard commercial activities undertaken by us in the normal course of business; the sale of assets by us; the formation or dissolution of joint venture businesses to which we had contributed assets in exchange for ownership interests; and other financial transactions. Indemnifications provided by us pursuant to these agreements relate to various matters including, among other things, environmental, tax and shareholder matters; intellectual property rights; government regulations; employment-related matters; and dealer, supplier and other commercial matters.

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

Warranty

We recorded $22 million for potential claims under warranties offered by us at both December 31, 2020 and 2019, the majority of which are recorded in Other Current Liabilities.

The following table presents changes in the warranty reserve during 2020 and 2019:

(In millions)	2020	2019
Balance at January 1	$22	$18
Payments made during the period	(21)	(25)
Expense recorded during the period	21	29
Translation adjustment	—	—
Balance at December 31	$22	$22

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20. Capital Stock

Dividends

During 2020, 2019 and 2018, we paid cash dividends of $37 million, $148 million and $138 million, respectively, on our common stock. This excludes dividends earned on stock based compensation plans of $1 million, $2 million and $1 million for the years 2020, 2019 and 2018, respectively. On April 16, 2020, we announced that we have suspended the quarterly dividend on our common stock.

Common Stock Repurchases

From time to time, we repurchase shares of our common stock under programs approved by the Board of Directors.  During 2020 and 2019, we did not repurchase any shares of our common stock.  During 2018, we repurchased shares totaling approximately $220 million under a program that expired on December 31, 2019.

We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During 2020, 2019 and 2018, we did not repurchase any shares from employees.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21. Reclassifications out of Accumulated Other Comprehensive Loss

The following table presents changes in AOCL by component for the years ended December 31, 2020, 2019 and 2018, after tax and minority interest:

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2017	$(915)	$(3,052)	$(9)	$(3,976)
Other comprehensive income (loss) before reclassifications	(245)	4	9	(232)
Amounts reclassified from accumulated other comprehensive loss	—	125	7	132
Balance at December 31, 2018	$(1,160)	$(2,923)	$7	$(4,076)
Other comprehensive income (loss) before reclassifications(1)	4	(168)	10	(154)
Amounts reclassified from accumulated other comprehensive loss	—	108	(14)	94
Balance at December 31, 2019	$(1,156)	$(2,983)	$3	$(4,136)
Other comprehensive income (loss) before reclassifications(1)	(128)	(4)	15	(117)
Amounts reclassified from accumulated other comprehensive loss	—	131	(13)	118
Balance at December 31, 2020	$(1,284)	$(2,856)	$5	$(4,135)

(1)	Includes adjustments to AOCL of $27 million and $(32) million in 2020 and 2019, respectively, to adjust the respective prior year obligation of our frozen U.K. pension plan.

The following table presents reclassifications out of AOCL for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(In millions) (Income) Expense	2020	2019	2018
Component of AOCL	Amount Reclassified from AOCL			Affected Line Item in the Consolidated Statements of Operations
Amortization of prior service cost and unrecognized gains and losses	$144	$137	$139	Other (Income) Expense
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures	29	6	25	Other (Income) Expense / Rationalizations
Unrecognized Net Actuarial Losses and Prior Service Costs, before tax	$173	$143	$164
Tax effect	(42)	(35)	(39)	United States and Foreign Taxes
Net of tax	$131	$108	$125	Goodyear Net Income (Loss)
Deferred Derivative (Gains) Losses	$(13)	$(14)	$7	Cost of Goods Sold
Tax effect	—	—	—	United States and Foreign Taxes
Net of tax	$(13)	$(14)	$7	Goodyear Net Income (Loss)
Total reclassifications	$118	$94	$132	Goodyear Net Income (Loss)

Supplementary Data

(Unaudited)

Quarterly Data

	Quarter
(In millions, except per share amounts)	First	Second	Third	Fourth	Year
2020
Net Sales	$3,056	$2,144	$3,465	$3,656	$12,321
Gross Profit (Loss)	504	(72)	690	862	1,984
Net Income (Loss)	$(617)	$(703)	$3	$67	$(1,250)
Less: Minority Shareholders’ Net Income (Loss)	2	(7)	5	4	4
Goodyear Net Income (Loss)	$(619)	$(696)	$(2)	$63	$(1,254)
Goodyear Net Income (Loss) - Per Share of Common Stock:*
— Basic	$(2.65)	$(2.97)	$(0.01)	$0.27	$(5.35)
— Diluted	$(2.65)	$(2.97)	$(0.01)	$0.27	$(5.35)
Weighted Average Shares Outstanding — Basic	234	234	234	235	234
— Diluted	234	234	234	235	234
Dividends Declared per Share of Common Stock	$0.16	$—	$—	$—	$0.16
Selected Balance Sheet Items at Quarter-End:
Total Assets	$16,691	$15,827	$16,192	$16,506
Total Debt and Finance Leases	6,524	6,981	6,648	5,990
Goodyear Shareholders’ Equity	3,510	2,833	2,860	3,078
Total Shareholders’ Equity	3,697	3,013	3,039	3,259

*

Due to the anti-dilutive impact of potentially dilutive securities on periods with a Goodyear net loss, as well as weighted average shares changing throughout the year, the quarterly earnings per share amounts may not add to the full year.

All numbers presented below are after-tax and minority.

The first quarter of 2020 included net discrete tax charges of $290 million, a goodwill impairment charge of $178 million, rationalization charges of $7 million, and accelerated depreciation of $4 million.

The second quarter of 2020 included an impairment charge related to our investment in TireHub of $113 million, rationalization charges of $76 million, accelerated depreciation of $65 million, net losses on asset sales of $3 million, and net discrete tax charges of $2 million.

The third quarter of 2020 included rationalization charges of $20 million, pension settlement charges of $12 million, net charges of $5 million related to indirect tax items, and accelerated depreciation of $3 million. The third quarter of 2020 also included net discrete tax benefits of $14 million.

The fourth quarter of 2020 included net discrete tax charges of $26 million, rationalization charges of $23 million, an environmental remediation charge of $10 million, accelerated depreciation of $9 million, and legal claims related to discontinued operations of $2 million. The fourth quarter of 2020 also included a gain for a one-time legal settlement of $26 million and favorable indirect tax items of $4 million.

	Quarter
(In millions, except per share amounts)	First	Second	Third	Fourth	Year
2019
Net Sales	$3,598	$3,632	$3,802	$3,713	$14,745
Gross Profit	719	777	837	810	3,143
Net Income (Loss)	$(44)	$56	$90	$(399)	$(297)
Less: Minority Shareholders’ Net Income (Loss)	17	2	2	(7)	14
Goodyear Net Income (Loss)	$(61)	$54	$88	$(392)	$(311)
Goodyear Net Income (Loss) - Per Share of Common Stock:*
— Basic	$(0.26)	$0.23	$0.38	$(1.68)	$(1.33)
— Diluted	$(0.26)	$0.23	$0.38	$(1.68)	$(1.33)
Weighted Average Shares Outstanding — Basic	232	233	233	234	233
— Diluted	232	234	234	234	233
Dividends Declared per Share of Common Stock	$0.16	$0.16	$0.16	$0.16	$0.64
Selected Balance Sheet Items at Quarter-End:
Total Assets	$18,273	$18,470	$18,299	$17,185
Total Debt and Capital Leases	6,506	6,737	6,676	5,663
Goodyear Shareholders’ Equity	4,808	4,847	4,835	4,351
Total Shareholders’ Equity	5,031	5,049	5,035	4,545

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

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2020 (the end of the period covered by this Annual Report on Form 10-K).

Assessment of Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is presented on page 56 of this Annual Report on Form 10-K. The report of PricewaterhouseCoopers LLP relating to the consolidated financial statements, financial statement schedule, and the effectiveness of internal control over financial reporting is presented on page 57 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

We implemented a new financial information consolidation system in the third quarter of 2020. We believe we maintained appropriate internal controls throughout the implementation period including parallel comparisons to the previous system. There have been no other changes in our internal control over financial reporting during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item about Goodyear’s executive officers is included in Part I, “Item 1. Business” of this Annual Report on Form 10-K under the caption “Information About Our Executive Officers.” All other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 12, 2021 to be filed with the SEC pursuant to Regulation 14A (the "Proxy Statement").

Code of Business Conduct and Code of Ethics

Goodyear has adopted a code of business conduct and ethics for directors, officers and employees, known as the Business Conduct Manual. Goodyear also has adopted a conflict of interest policy applicable to directors and executive officers. Both of these documents are available on Goodyear’s website at https://corporate.goodyear.com/en‑ US/investors/governance/documents-charters.html. Shareholders may request a free copy of these documents from:

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

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

(1)	Financial Statements: See Index to Consolidated Financial Statements on page 55 of this Annual Report.
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

ITEM 16. FORM 10-K SUMMARY.

None.

FINANCIAL STATEMENT SCHEDULES

ITEMS 8 AND 15(a)(2) OF FORM 10-K

FOR THE COMPANY'S

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

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

FS-1

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31,

(In millions)

			Additions
Description	Balance at beginning of period		Charged (credited) to income	Charged (credited) to AOCL	Deductions from reserves		Translation adjustment during period	Balance at end of period
			2020
Allowance for doubtful accounts	$126	(a)	$30	$-	$(11)	(b)	$5	$150
Valuation allowance — deferred tax assets	982		488	(1)	-		-	1,469

			2019
Allowance for doubtful accounts	$113		$13	$-	$(14)	(b)	$(1)	$111
Valuation allowance — deferred tax assets	317		661	4	-		-	982

			2018
Allowance for doubtful accounts	$116		$21	$-	$(19)	(b)	$(5)	$113
Valuation allowance — deferred tax assets	318		18	(1)	-		(18)	317

(a)

Effective January 1, 2020, we adopted, using the modified retrospective adoption approach, an accounting standards update with new guidance relating to credit losses on financial instruments.  Our adoption of this standards update resulted in a cumulative effect adjustment to decrease Retained Earnings by $12 million, with Accounts Receivables decreasing by $15 million and Deferred Income Taxes increasing by $3 million.  Periods prior to 2020 have not been restated for the adoption of this standards update.

(b)	Accounts receivable charged off.

FS-2

THE GOODYEAR TIRE & RUBBER COMPANY

Annual Report on Form 10-K

For the Year Ended December 31, 2020

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

(c)

Indenture, dated as of August 13, 2010, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 13, 2010, File No. 1-1927), as supplemented by the Fourth Supplemental Indenture thereto, dated as of November 5, 2015, in respect of the Company’s 5.125% Senior Notes due 2023 (incorporated by reference, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K, filed November 5, 2015, File No. 1-1927), as supplemented by the Fifth Supplemental Indenture thereto, dated as of May 13, 2016, in respect of the Company’s 5% Senior Notes due 2026 (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed May 13, 2016, File No. 1-1927), as supplemented by the Sixth Supplemental Indenture thereto, dated as of March 7, 2017, in respect of the Company’s 4.875% Senior Notes due 2027 (incorporated by reference, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K, filed March 7, 2017, File No. 1-1927), and as supplemented by the Seventh Supplemental Indenture thereto, dated as of May 18, 2020, in respect of the Company’s 9.5% Senior Notes due 2025 (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed May 18, 2020, File No. 1-1927).

(d)

Indenture, dated as of December 15, 2015, among Goodyear Dunlop Tires Europe B.V. (now known as Goodyear Europe B.V.), as Issuer, the Company, as Parent Guarantor, the subsidiary guarantors party thereto, Deutsche Trustee Company Limited, as Trustee, Deutsche Bank AG, London Branch, as Principal Paying Agent and Transfer Agent, and Deutsche Bank Luxembourg S.A., as Registar and Luxembourg Paying Agent and Transfer Agent, in respect of GEBV's 3.75% Senior Notes due 2023 (incorporated by reference, filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015, File No. 1-1927).

(e)	Description of Common Stock (incorporated by reference, filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, File No. 1-1927).

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

(a)

Amended and Restated First Lien Credit Agreement, dated as of April 9, 2020, among the Company, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, File No. 1-1927).

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

(c)

First Lien Guarantee and Collateral Agreement, dated as of April 8, 2005, as amended and restated as of April 9, 2020, among the Company, the subsidiaries of the Company identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, File No. 1-1927).

(d)

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

(g)

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

(j)*	2017 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 13, 2017, File No. 1-1927).

(k)*	Form of Non-Qualified Stock Option Grant Agreement (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 8, 2017, File No. 1-1927).

(l)*

Form of Non-Qualified Stock Option with Tandem Stock Appreciation Right Grant Agreement (incorporated by reference, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 8, 2017, File No. 1-1927).

(m)*	Form of Non-Qualified Stock Option Retention Grant Agreement (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 28, 2020, File No. 1-1927).

(n)*	Form of Incentive Stock Option Grant Agreement (incorporated by reference, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 8, 2017, File No. 1-1927).

(o)*	Form of Performance Share Grant Agreement (incorporated by reference, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed June 8, 2017, File No. 1-1927).

(p)*	Form of Performance Share Continuous Vesting Grant Agreement (incorporated by reference, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 28, 2020, File No. 1-1927).

(q)*	Form of Executive Performance Unit Grant Agreement (incorporated by reference, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed June 8, 2017, File No. 1-1927).

(r)*

Form of Executive Performance Unit Continuous Vesting Grant Agreement (incorporated by reference, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed February 28, 2020, File No. 1-1927).

(s)*	Form of Restricted Stock Unit Retention Grant Agreement (incorporated by reference, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed June 8, 2017, File No. 1-1927).

(t)*	Form of Restricted Stock Unit Annual Grant Agreement (incorporated by reference, filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed June 8, 2017, File No. 1-1927).

(u)*

Form of Restricted Stock Unit Continuous Vesting Grant Agreement (incorporated by reference, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed February 28, 2020, File No. 1-1927).

(v)*	2013 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 19, 2013, File No. 1-1927).

(w)*	2008 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-1927).

(x)*

The Goodyear Tire & Rubber Company Executive Annual Incentive Plan, effective as of January 1, 2019 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 10, 2018, File No. 1-1927).

(y)*

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

(aa)*

Defined Contribution Excess Benefit Plan of the Company, adopted October 7, 2008, effective as of January 1, 2005, as further amended September 7, 2012 (incorporated by reference, filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-1927).

(bb)*	Deferred Compensation Plan for Executives, as amended and restated on October 12, 2020.	10.1

(cc)*

Outside Directors’ Equity Participation Plan, as adopted February 2, 1996 and last amended as of October 8, 2019 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, File No. 1-1927).

(dd)*

The Goodyear Tire & Rubber Company Executive Severance and Change in Control Plan, adopted February 28, 2013 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 6, 2013, File No. 1-1927).

21	Subsidiaries

(a)	List of Subsidiaries of the Company at December 31, 2020.	21.1

22	Subsidiary Guarantors of Guaranteed Securities
(a)	List of Subsidiary Guarantors.	22.1

23	Consents

(a)	Consent of PricewaterhouseCoopers LLP.	23.1

24	Powers of Attorney

(a)	Power of Attorney of Officers and Directors signing this report.	24.1

31	Rule 13a-14(a) Certifications

(a)	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.2

32	Section 1350 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.	32.1

101	Interactive Data Files

	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	101.INS

	Inline XBRL Taxonomy Extension Schema Document.	101.SCH

	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	101.CAL

	Inline XBRL Taxonomy Extension Definition Linkbase Document.	101.DEF

	Inline XBRL Taxonomy Extension Label Linkbase Document.	101.LAB

	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	101.PRE

104	Cover Page Interactive Data File

The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included as Exhibit 101).

*	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

   THE GOODYEAR TIRE & RUBBER COMPANY

                                                                                                                        (Registrant)

Date:	February 9, 2021	/s/ RICHARD J. KRAMER
Richard J. Kramer, Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 9, 2021		/s/ RICHARD J. KRAMER
Richard J. Kramer, Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	February 9, 2021		/s/ DARREN R. WELLS
Darren R. Wells, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 9, 2021		/s/ EVAN M. SCOCOS
Evan M. Scocos, Vice President and Controller (Principal Accounting Officer)

		JAMES A. FIRESTONE, Director WERNER GEISSLER, Director PETER S. HELLMAN, Director LAURETTE T. KOELLNER, Director W. ALAN McCOLLOUGH, Director	/s/ DARREN R. WELLS
Date:	February 9, 2021	JOHN E. McGLADE, Director RODERICK A. PALMORE, Director HERA SIU, Director STEPHANIE A. STREETER, Director MICHAEL R. WESSEL, Director THOMAS L. WILLIAMS, Director	Darren R. Wells, Signing as Attorney-in-Fact for the Directors whose names appear opposite.

S-1