Form 10-Q
period 2021-03-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2021-04-30
CIK 42582

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at March 31, 2021:	234,980,029

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
EX-22.1
EX-31.1
EX-31.2
EX-32.1
EX-101.INS INSTANCE DOCUMENT
EX-101.SCH SCHEMA DOCUMENT
EX-101.CAL CALCULATION LINKBASE DOCUMENT
EX-101.DEF DEFINITION LINKBASE DOCUMENT
EX-101.LAB LABELS LINKBASE DOCUMENT
EX-101.PRE PRESENTATION LINKBASE DOCUMENT
EX-104

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2021	2020
Net Sales (Note 2)	$3,511	$3,056
Cost of Goods Sold	2,751	2,552
Selling, Administrative and General Expense	564	581
Goodwill Impairment	—	182
Rationalizations (Note 3)	50	9
Interest Expense	79	73
Other (Income) Expense (Note 4)	34	27
Income (Loss) before Income Taxes	33	(368)
United States and Foreign Tax Expense (Note 5)	15	249
Net Income (Loss)	18	(617)
Less: Minority Shareholders’ Net Income	6	2
Goodyear Net Income (Loss)	$12	$(619)
Goodyear Net Income (Loss) — Per Share of Common Stock
Basic	$0.05	$(2.65)
Weighted Average Shares Outstanding (Note 6)	235	234
Diluted	$0.05	$(2.65)
Weighted Average Shares Outstanding (Note 6)	238	234

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2021	2020
Net Income (Loss)	$18	$(617)
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of ($1) in 2021 (($8) in 2020)	(39)	(225)
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $9 in 2021 ($9 in 2020)	27	27
Decrease/(increase) in net actuarial losses, net of tax of $3 in 2021 ($0 in 2020)	9	(1)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures, net of tax of $0 in 2021 (($1) in 2020)	—	(1)
Deferred derivative gains, net of tax of $0 in 2021 ($5 in 2020)	1	18
Reclassification adjustment for amounts recognized in income, net of tax of $0 in 2021 ($0 in 2020)	(2)	(4)
Other Comprehensive Income (Loss)	(4)	(186)
Comprehensive Income (Loss)	14	(803)
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	(1)	(7)
Goodyear Comprehensive Income (Loss)	$15	$(796)

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In millions, except share data)	2021	2020
Assets:
Current Assets:
Cash and Cash Equivalents	$1,223	$1,539
Accounts Receivable, less Allowance — $144 ($150 in 2020)	2,159	1,691
Inventories:
Raw Materials	583	517
Work in Process	138	143
Finished Products	1,638	1,493
	2,359	2,153
Prepaid Expenses and Other Current Assets	207	237
Total Current Assets	5,948	5,620
Goodwill	395	408
Intangible Assets	134	135
Deferred Income Taxes (Note 5)	1,471	1,467
Other Assets	938	952
Operating Lease Right-of-Use Assets	826	851
Property, Plant and Equipment, less Accumulated Depreciation — $10,935 ($10,991 in 2020)	6,857	7,073
Total Assets	$16,569	$16,506

Liabilities:
Current Liabilities:
Accounts Payable — Trade	$3,037	$2,945
Compensation and Benefits (Notes 10 and 11)	548	540
Other Current Liabilities	783	865
Notes Payable and Overdrafts (Note 8)	390	406
Operating Lease Liabilities due Within One Year	189	198
Long Term Debt and Finance Leases due Within One Year (Note 8)	386	152
Total Current Liabilities	5,333	5,106
Operating Lease Liabilities	667	684
Long Term Debt and Finance Leases (Note 8)	5,326	5,432
Compensation and Benefits (Notes 10 and 11)	1,388	1,470
Deferred Income Taxes (Note 5)	86	84
Other Long Term Liabilities	483	471
Total Liabilities	13,283	13,247
Commitments and Contingent Liabilities (Note 12)
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 235 million in 2021 (233 million in 2020)	235	233
Capital Surplus	2,182	2,171
Retained Earnings	4,821	4,809
Accumulated Other Comprehensive Loss	(4,132)	(4,135)
Goodyear Shareholders’ Equity	3,106	3,078
Minority Shareholders’ Equity — Nonredeemable	180	181
Total Shareholders’ Equity	3,286	3,259
Total Liabilities and Shareholders’ Equity	$16,569	$16,506

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(Dollars in millions, except per share amounts)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2020
(after deducting 45,243,329 common treasury shares)	233,220,098	$233	$2,171	$4,809	$(4,135)	$3,078	$181	$3,259
Net income (loss)				12		12	6	18
Other comprehensive income (loss)					3	3	(7)	(4)
Total comprehensive income (loss)						15	(1)	14
Stock-based compensation plans			4			4		4
Common stock issued from treasury	1,759,931	2	7			9		9
Balance at March 31, 2021
(after deducting 43,483,398 common treasury shares)	234,980,029	$235	$2,182	$4,821	$(4,132)	$3,106	$180	$3,286

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(Dollars in millions, except per share amounts)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2019
(after deducting 45,813,109 common treasury shares)	232,650,318	$233	$2,141	$6,113	$(4,136)	$4,351	$194	$4,545
Net income (loss)				(619)		(619)	2	(617)
Other comprehensive income (loss)					(177)	(177)	(9)	(186)
Total comprehensive income (loss)						(796)	(7)	(803)
Adoption of new accounting standards update				(12)		(12)		(12)
Stock-based compensation plans			7			7		7
Dividends declared				(38)		(38)		(38)
Common stock issued from treasury	347,232		(2)			(2)		(2)
Balance at March 31, 2020
(after deducting 45,465,877 common treasury shares)	232,997,550	$233	$2,146	$5,444	$(4,313)	$3,510	$187	$3,697

We declared and paid cash dividends of $0.00 and $0.16 for the three months ended March 31, 2021 and 2020, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$18	$(617)
Adjustments to Reconcile Net Income (Loss) to Cash Flows from Operating Activities:
Depreciation and Amortization	197	196
Amortization and Write-Off of Debt Issuance Costs	3	2
Goodwill Impairment	—	182
Provision for Deferred Income Taxes (Note 5)	(18)	235
Net Pension Curtailments and Settlements	—	2
Net Rationalization Charges (Note 3)	50	9
Rationalization Payments	(83)	(73)
Net (Gains) Losses on Asset Sales (Note 4)	—	(1)
Operating Lease Expense	70	69
Operating Lease Payments	(67)	(66)
Pension Contributions and Direct Payments	(9)	(19)
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(526)	(206)
Inventories	(258)	(170)
Accounts Payable — Trade	221	(106)
Compensation and Benefits	19	(57)
Other Current Liabilities	(4)	(30)
Other Assets and Liabilities	105	89
Total Cash Flows from Operating Activities	(282)	(561)
Cash Flows from Investing Activities:
Capital Expenditures	(185)	(211)
Short Term Securities Acquired	(29)	(6)
Short Term Securities Redeemed	41	4
Notes Receivable	(10)	(35)
Other Transactions	3	(9)
Total Cash Flows from Investing Activities	(180)	(257)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	280	629
Short Term Debt and Overdrafts Paid	(285)	(239)
Long Term Debt Incurred	694	2,188
Long Term Debt Paid	(514)	(1,600)
Common Stock Issued	9	—
Common Stock Dividends Paid (Note 13)	—	(37)
Debt Related Costs and Other Transactions	(40)	(2)
Total Cash Flows from Financing Activities	144	939
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(34)	(59)
Net Change in Cash, Cash Equivalents and Restricted Cash	(352)	62
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	1,624	974
Cash, Cash Equivalents and Restricted Cash at End of the Period	$1,272	$1,036

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by The Goodyear Tire & Rubber Company (the “Company,” “Goodyear,” “we,” “us” or “our”) in accordance with Securities and Exchange Commission (“SEC”) rules and regulations and generally accepted accounting principles in the United States of America ("U.S. GAAP") and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).

Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2021.

On February 22, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Goodyear, Cooper Tire & Rubber Company (“Cooper Tire”) and Vulcan Merger Sub Inc., a direct, wholly owned subsidiary of Goodyear (“Merger Sub”), pursuant to which and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Goodyear will acquire Cooper Tire by way of the merger of Merger Sub with and into Cooper Tire (the “Merger”), with Cooper Tire surviving such Merger as a wholly owned subsidiary of Goodyear. Under the terms of the Merger Agreement, at the closing of the Merger, Cooper Tire stockholders will be entitled to receive $41.75 per share in cash and a fixed exchange ratio of 0.907 shares of Goodyear common stock per share of Cooper Tire common stock. We expect to complete the Merger in the second half of 2021, however the transaction could close earlier, following and subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals and the approval of Cooper Tire’s stockholders. Neither our consolidated balance sheet nor our operating results or cash flows, as of and for the three months ended March 31, 2021, reflect the impact of the Merger as the transaction has not been completed.

Recently Adopted Accounting Standards

Effective January 2021, we adopted an accounting standards update which eliminates differences in practice among fair value accounting for investments in equity securities, equity method investments and certain derivative instruments. The adoption of this standards update did not have a material impact on our consolidated financial statements.

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

Restricted Cash

The following table provides a reconciliation of Cash, Cash Equivalents and Restricted Cash as reported within the Consolidated Statements of Cash Flows:

	March 31,
(In millions)	2021	2020
Cash and Cash Equivalents	$1,223	$971
Restricted Cash	49	65
Total Cash, Cash Equivalents and Restricted Cash	$1,272	$1,036

Restricted Cash, which is included in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets, primarily represents amounts required to be set aside in connection with accounts receivable factoring programs. The restrictions lapse when cash from factored accounts receivable is remitted to the purchaser of those receivables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reclassifications and Adjustments

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation. Additionally, in the first quarter of 2021, we recorded out of period adjustments totaling $20 million of expense, primarily related to the valuation of inventory in Americas. The adjustments relate to the years, and interim periods therein, of 2016 to 2020, with the majority attributable to 2019 and 2020. The adjustments did not have a material effect on any of the periods impacted.

NOTE 2. NET SALES

The following tables show disaggregated net sales from contracts with customers by major source:

	Three Months Ended March 31, 2021
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$1,394	$1,122	$454	$2,970
Other tire and related sales	140	79	22	241
Retail services and service related sales	136	28	16	180
Chemical sales	113	—	—	113
Other	4	2	1	7
Net Sales by reportable segment	$1,787	$1,231	$493	$3,511

	Three Months Ended March 31, 2020
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$1,306	$904	$343	$2,553
Other tire and related sales	142	72	32	246
Retail services and service related sales	133	18	12	163
Chemical sales	91	—	—	91
Other	1	1	1	3
Net Sales by reportable segment	$1,673	$995	$388	$3,056

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

When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue included in Other Current Liabilities in the Consolidated Balance Sheets totaled $23 million at March 31, 2021 and December 31, 2020. Deferred revenue included in Other Long Term Liabilities in the Consolidated Balance Sheets totaled $25 million and $27 million at March 31, 2021 and December 31, 2020, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.

The following table presents the balance of deferred revenue related to contracts with customers, and changes during the three months ended March 31, 2021:

(In millions)
Balance at December 31, 2020	$50
Revenue deferred during period	35
Revenue recognized during period	(37)
Impact of foreign currency translation	—
Balance at March 31, 2021	$48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS

In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce high-cost and excess manufacturing capacity and operating and administrative costs.

The following table presents the roll-forward of the liability balance between periods:

	Associate-
(In millions)	Related Costs	Other Costs	Total
Balance at December 31, 2020	$200	$—	$200
2021 Charges	40	10	50
Incurred, net of foreign currency translation of ($6) million and $0 million, respectively	(79)	(10)	(89)
Balance at March 31, 2021	$161	$—	$161

During the first quarter of 2021, we approved a plan primarily designed to reduce Selling, Administrative and General Expense (“SAG”) in Europe, Middle East and Africa (“EMEA”), which will result in approximately 60 job reductions. We have $19 million accrued related to this plan at March 31, 2021, which is expected to be substantially paid through 2021.

During the first quarter of 2021, we increased by $32 million the estimated total cost of our previously announced plan to permanently close our Gadsden, Alabama tire manufacturing facility (“Gadsden”), primarily to reflect our decision to transfer additional machinery and equipment from Gadsden to other tire manufacturing facilities. We have $28 million accrued at March 31, 2021 related to this plan, which is expected to be substantially paid through 2021. In addition, we increased by $21 million the estimated total cost of our previously announced plan to modernize two of our tire manufacturing facilities in Germany, primarily to increase expected associate severance costs based on actual payout history to date and the mix of associates electing lump sum vs. annuity settlements. We have $63 million accrued at March 31, 2021 related to this plan, which is expected to be substantially paid through 2022.

The remainder of the accrual balance at March 31, 2021 is expected to be substantially utilized in the next 12 months and includes $16 million related to global plans to reduce SAG headcount, $9 million related to plans to reduce manufacturing headcount and improve operating efficiency in EMEA, $8 million related to the closed Amiens, France tire manufacturing facility, and $6 million related to a plan primarily to offer voluntary buy-outs to certain associates at Gadsden.

The following table shows net rationalization charges included in Income (Loss) before Income Taxes:

	Three Months Ended
	March 31,
(In millions)	2021	2020
Current Year Plans
Associate Severance and Other Related Costs	$20	$2
Current Year Plans - Net Charges	$20	$2

Prior Year Plans
Associate Severance and Other Related Costs	$20	$6
Benefit Plan Curtailments/Settlements/Termination Benefits	—	(4)
Other Exit Costs	10	5
Prior Year Plans - Net Charges	30	7
Total Net Charges	$50	$9
Asset Write-off and Accelerated Depreciation Charges	$—	$4

Substantially all of the new charges for the three months ended March 31, 2021 and 2020 related to future cash outflows. Current year plan charges for the three months ended March 31, 2021 primarily related to efforts to reduce SAG headcount in EMEA.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net prior year plan charges for the three months ended March 31, 2021 included $14 million related to the modernization of two of our tire manufacturing facilities in Germany, $8 million related to Gadsden and $6 million related to various plans to reduce manufacturing headcount and improve operating efficiency.  Net prior year plan charges for the three months ended March 31, 2020 included $5 million related to the plan to modernize two of our tire manufacturing facilities in Germany and $3 million related to a plan primarily to offer voluntary buy-outs to certain associates at Gadsden.  Net prior year plan charges for the three months ended March 31, 2020 also include a curtailment credit of $4 million for a postretirement benefit plan related to the exit of employees under an approved rationalization plan.

Ongoing rationalization plans had approximately $740 million in charges incurred prior to 2021 and approximately $70 million is expected to be incurred in future periods.

Approximately 60 associates will be released under new plans initiated in 2021. In the first three months of 2021, approximately 100 associates were released under plans initiated in prior years. Approximately 400 associates remain to be released under all ongoing rationalization plans.

NOTE 4. OTHER (INCOME) EXPENSE

	Three Months Ended
	March 31,
(In millions)	2021	2020
Non-service related pension and other postretirement benefits cost	$17	$26
Financing fees and financial instruments expense	7	7
Net foreign currency exchange (gains) losses	11	(1)
General and product liability expense - discontinued products	1	2
Royalty income	(5)	(5)
Net (gains) losses on asset sales	—	(1)
Interest income	(5)	(3)
Transaction costs	8	—
Miscellaneous (income) expense	—	2
	$34	$27

Non-service related pension and other postretirement benefits cost consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost, as well as curtailments and settlements which are not related to rationalization plans. For further information, refer to Note to the Consolidated Financial Statements No. 10, Pension, Savings and Other Postretirement Benefit Plans.

Net foreign currency exchange (gains) losses include $7 million of expense in the first quarter of 2021 related to the out of period adjustments discussed in Note to the Consolidated Financial Statements No. 1, Accounting Policies.

Transaction costs for the three months ended March 31, 2021 include legal, consulting and other expenses incurred by the Company in connection with the Merger Agreement between Goodyear and Cooper Tire.

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

NOTE 5. INCOME TAXES

For the first quarter of 2021, we recorded income tax expense of $15 million on income before income taxes of $33 million.  Income tax expense for the three months ended March 31, 2021 includes net discrete charges of $3 million.

For the first quarter of 2020, we recorded income tax expense of $249 million on a loss before income taxes of $368 million. Income tax expense for the three months ended March 31, 2020 includes net discrete charges of $290 million, primarily related to the establishment of a $295 million valuation allowance on certain deferred tax assets for foreign tax credits.

We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for the three months ended March 31, 2021 primarily relates to the discrete items noted above. The difference between our effective tax rate and the U.S. statutory rate of 21% for the three months ended March 31, 2020 primarily relates to the discrete items noted above, a non-cash goodwill impairment charge of $182 million, and forecasted losses for the full year in foreign jurisdictions in which no tax benefits are recorded, which were accentuated during 2020 by business interruptions resulting from the COVID-19 pandemic.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

At March 31, 2021 and December 31, 2020, we had approximately $1.2 billion of U.S. federal, state and local deferred tax assets, net of valuation allowances totaling $368 million primarily for foreign tax credits with limited lives. Approximately $900 million of these U.S. net deferred tax assets have unlimited lives and approximately $300 million have limited lives and expire between 2025 and 2041.  In the U.S., we have a cumulative loss for the three-year period ending March 31, 2021. However, as the three-year cumulative loss in the U.S. is driven by business disruptions created by the COVID-19 pandemic, in assessing our ability to utilize our deferred tax assets, we also considered objectively verifiable information including recent favorable recovery trends in the tire industry and our tire volume as well as expected continued improvement. While the COVID-19 related disruptions to our business are ultimately expected to be temporary, there is still considerable uncertainty around the extent and duration of these disruptions as well as what additional actions federal, state or local governments may take to contain the pandemic.  As such, an additional valuation allowance may be required against all, or a portion of, our U.S. net deferred tax assets in a future period.

At March 31, 2021 and December 31, 2020, our U.S. deferred tax assets included $140 million and $133 million, respectively, of foreign tax credits with limited lives, net of valuation allowances of $328 million, generated primarily from the receipt of foreign dividends. Our earnings and forecasts of future profitability, taking into consideration recent trends, along with three significant sources of foreign income provide us sufficient positive evidence that we will be able to utilize our remaining foreign tax credits that expire between 2025 and 2031.  Our sources of foreign income are (1) 100% of our domestic profitability can be re-characterized as foreign source income under current U.S. tax law to the extent domestic losses have offset foreign source income in prior years, (2) annual net foreign source income, exclusive of dividends, primarily from royalties, and (3) tax planning strategies, including capitalizing research and development costs, accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, and reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, all of which would increase our domestic profitability.

We consider our current forecasts of future profitability in assessing our ability to realize our deferred tax assets, including our foreign tax credits.  As noted above, these forecasts include the impact of recent trends, including various macroeconomic factors such as the impact of the COVID-19 pandemic, on our profitability, as well as the impact of tax planning strategies.  Macroeconomic factors, including the impact of the COVID-19 pandemic, possess a high degree of volatility and can significantly impact our profitability.  As such, there is a risk that future earnings will not be sufficient to fully utilize our U.S. net deferred tax assets, including our remaining foreign tax credits.  However, we believe our forecasts of future profitability along with the three significant sources of foreign income described above provide us sufficient positive, objectively verifiable evidence to conclude that it is more likely than not that, at March 31, 2021, our U.S. net deferred tax assets, including our foreign tax credits, net of valuation allowances, will be fully utilized.

At March 31, 2021 and December 31, 2020, we had approximately $1.2 billion and $1.3 billion of foreign deferred tax assets, respectively, and valuation allowances of $1.0 billion and $1.1 billion, respectively. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets.  Most notably, in Luxembourg, we maintain a valuation allowance of approximately $923 million on all of our net deferred tax assets.  Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances having a significant impact on our financial position or results of operations will exist within the next twelve months.

For the three months ending March 31, 2021, changes to our unrecognized tax benefits did not, and for the full year of 2021 are not expected to, have a significant impact on our financial position or results of operations.

We are open to examination in the United States for 2020 and in Germany from 2018 onward. Generally, for our remaining tax jurisdictions, years from 2016 onward are still open to examination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6. EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are calculated to reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock.

Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2021	2020
Earnings (loss) per share — basic:
Goodyear net income (loss)	$12	$(619)
Weighted average shares outstanding	235	234
Earnings (loss) per common share — basic	$0.05	$(2.65)

Earnings (loss) per share — diluted:
Goodyear net income (loss)	$12	$(619)
Weighted average shares outstanding	235	234
Dilutive effect of stock options and other dilutive securities	3	—
Weighted average shares outstanding — diluted	238	234
Earnings (loss) per common share — diluted	$0.05	$(2.65)

Weighted average shares outstanding — diluted for the three months ended March 31, 2021 and 2020 excludes approximately 2 million and 9 million equivalent shares, respectively, related to options with exercise prices greater than the average market price of our common shares (i.e., "underwater" options).  At March 31, 2020, there were no options with exercise prices less than the average market price of our common shares (i.e., “in-the-money” options).

NOTE 7. BUSINESS SEGMENTS

	Three Months Ended
	March 31,
(In millions)	2021	2020
Sales:
Americas	$1,787	$1,673
Europe, Middle East and Africa	1,231	995
Asia Pacific	493	388
Net Sales	$3,511	$3,056
Segment Operating Income (Loss):
Americas	$114	$—
Europe, Middle East and Africa	74	(53)
Asia Pacific	38	6
Total Segment Operating Income (Loss)	$226	$(47)
Less:
Goodwill Impairment	$—	$182
Rationalizations (Note 3)	50	9
Interest expense	79	73
Other (income) expense (Note 4)	34	27
Asset write-offs and accelerated depreciation (Note 3)	—	4
Corporate incentive compensation plans	9	3
Retained expenses of divested operations	3	2
Other	18	21
Income (Loss) before Income Taxes	$33	$(368)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Goodwill impairment; rationalizations, as described in Note to the Consolidated Financial Statements No. 3, Costs Associated with Rationalization Programs; net (gains) losses on asset sales, as described in Note to the Consolidated Financial Statements No. 4, Other (Income) Expense; and asset write-offs and accelerated depreciation were not charged to the strategic business units ("SBUs") for performance evaluation purposes but were attributable to the SBUs as follows:

	Three Months Ended
	March 31,
(In millions)	2021	2020
Goodwill Impairment:
Europe, Middle East and Africa	$—	$182
Total Segment Goodwill Impairment	$—	$182

Rationalizations:
Americas	$10	$3
Europe, Middle East and Africa	36	6
Total Segment Rationalizations	$46	$9
Corporate	4	—
	$50	$9

Net (Gains) Losses on Asset Sales:
Europe, Middle East and Africa	$—	$(1)
Total Segment Net (Gains) Losses on Asset Sales	$—	$(1)

Asset Write-offs and Accelerated Depreciation:
Americas	$—	$4
Total Segment Asset Write-offs and Accelerated Depreciation	$—	$4

NOTE 8. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

At March 31, 2021, we had total credit arrangements of $9,318 million, of which $3,396 million were unused. At that date, 25% of our debt was at variable interest rates averaging 2.87%.

Notes Payable and Overdrafts, Long Term Debt and Finance Leases due Within One Year and Short Term Financing Arrangements

At March 31, 2021, we had short term committed and uncommitted credit arrangements totaling $1,035 million, of which $611 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.

The following table presents amounts due within one year:

	March 31,	December 31,
(In millions)	2021	2020
Chinese credit facilities	$136	$163
Other foreign and domestic debt	254	243
Notes Payable and Overdrafts	$390	$406
Weighted average interest rate	4.50%	4.52%

Chinese credit facilities	$14	$13
Other foreign and domestic debt (including finance leases)	372	139
Long Term Debt and Finance Leases due Within One Year	$386	$152
Weighted average interest rate	2.75%	3.87%
Total obligations due within one year	$776	$558

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long Term Debt and Finance Leases and Financing Arrangements

At March 31, 2021, we had long term credit arrangements totaling $8,283 million, of which $2,785 million were unused.

The following table presents long term debt and finance leases, net of unamortized discounts, and interest rates:

	March 31, 2021		December 31, 2020
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
5.125% due 2023	$1,000		$1,000
3.75% Euro Notes due 2023	293		307
9.5% due 2025	803		803
5% due 2026	900		900
4.875% due 2027	700		700
7% due 2028	150		150
Credit Facilities:
European revolving credit facility due 2024	—	—	—	—
First lien revolving credit facility due 2025	—	—	—	—
Second lien term loan facility due 2025	400	2.12%	400	2.15%
Pan-European accounts receivable facility	158	1.19%	291	1.18%
Mexican credit facility	200	1.87%	152	1.87%
Chinese credit facilities	257	4.28%	212	4.49%
Other foreign and domestic debt(1)	636	2.85%	451	3.22%
	5,497		5,366
Unamortized deferred financing fees	(31)		(32)
	5,466		5,334
Finance lease obligations	246		250
	5,712		5,584
Less portion due within one year	(386)		(152)
	$5,326		$5,432

(1)	Interest rates are weighted average interest rates primarily related to various foreign credit facilities with customary terms and conditions.

NOTES

At March 31, 2021, we had $3,846 million of outstanding notes, compared to $3,860 million at December 31, 2020.

On April 6, 2021, we completed a public offering of $550 million 5.25% Senior Notes due 2031 and $450 million 5.625% Senior Notes due 2033.  On April 6, 2021, we also issued a notice to redeem our $1.0 billion 5.125% Senior Notes due 2023 on May 6, 2021 at a price of 100% of the principal amount, plus accrued and unpaid interest through the redemption date. The redemption will be funded using the proceeds of the new debt offering, together with cash and cash equivalents. As a result of the redemption, we anticipate incurring approximately $5 million of debt extinguishment costs related to remaining unamortized debt issuance costs.

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

Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under the facility and our subsidiaries' obligations under the related guarantees are secured by first priority security interests in a variety of collateral.  Based on our current liquidity, amounts drawn under this facility bear interest at LIBOR plus 175 basis points, and undrawn amounts under the facility will be subject to an annual commitment fee of 25 basis points.

Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks in an amount not to exceed $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $200 million. To the extent that our eligible accounts receivable, inventory and other components of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. As of March 31, 2021, our borrowing base, and therefore our availability, under this facility was $570 million below the facility's stated amount of $2.0 billion.

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

At March 31, 2021, we had no borrowings and $1 million of letters of credit issued under the revolving credit facility. At December 31, 2020, we had no borrowings and $11 million of letters of credit issued under the revolving credit facility.

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

At March 31, 2021 and December 31, 2020, the amounts outstanding under this facility were $400 million.

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

At March 31, 2021 and December 31, 2020, there were no borrowings and no letters of credit outstanding under the European revolving credit facility.

Accounts Receivable Securitization Facilities (On-Balance Sheet)

GEBV and certain other of our European subsidiaries are parties to a pan-European accounts receivable securitization facility that expires in 2023. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €30 million and not more than €450 million. For the period from October 16, 2020 through October 18, 2021, the designated maximum amount of the facility is €280 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At March 31, 2021, the amounts available and utilized under this program totaled $158 million (€135 million). At December 31, 2020, the amounts available and utilized under this program totaled $291 million (€237 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

For a description of the collateral securing the credit facilities described above as well as the covenants applicable to them, refer to Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments, in our 2020 Form 10-K.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At March 31, 2021, the gross amount of receivables sold was $459 million, compared to $451 million at December 31, 2020.

Other Foreign Credit Facilities

A Mexican subsidiary and a U.S. subsidiary have a revolving credit facility in Mexico. At March 31, 2021, the amounts available and utilized under this facility were $200 million. At December 31, 2020, the amounts available and utilized under this facility were $200 million and $152 million, respectively. The facility ultimately matures in 2022, has covenants relating to the Mexican and U.S. subsidiary, and has customary representations and warranties and defaults relating to the Mexican and U.S. subsidiary’s ability to perform its respective obligations under the facility.

A Chinese subsidiary has several financing arrangements in China. At March 31, 2021 and December 31, 2020, the amounts available under these facilities were $994 million and $981 million, respectively. At March 31, 2021, the amount utilized under these facilities was $393 million, of which $136 million represented notes payable and $257 million represented long term debt. At March 31, 2021, $14 million of the long term debt was due within a year. At December 31, 2020, the amount utilized under these facilities was $375 million, of which $163 million represented notes payable and $212 million represented long term debt. At December 31, 2020, $13 million of the long term debt was due within a year. The facilities contain covenants relating to the Chinese subsidiary and have customary representations and warranties and defaults relating to the Chinese subsidiary’s ability to perform its obligations under the facilities. Certain of the facilities can only be used to finance the expansion of our manufacturing facility in China and, at March 31, 2021 and December 31, 2020, the unused amounts available under these facilities were $93 million and $99 million, respectively.

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

The following table presents the fair values for foreign currency hedge contracts that do not meet the criteria to be accounted for as cash flow hedging instruments:

	March 31,	December 31,
(In millions)	2021	2020
Fair Values — Current asset (liability):
Accounts receivable	$40	$1
Other current liabilities	(2)	(27)

At March 31, 2021 and December 31, 2020, these outstanding foreign currency derivatives had notional amounts of $1,435 million and $1,664 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction gains on derivatives of $55 million and $39 million for the three months ended March 31, 2021 and 2020. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents fair values for foreign currency hedge contracts that meet the criteria to be accounted for as cash flow hedging instruments:

	March 31,	December 31,
(In millions)	2021	2020
Fair Values — Current asset (liability):
Other current liabilities	$(3)	$(7)

At March 31, 2021 and December 31, 2020, these outstanding foreign currency derivatives had notional amounts of $48 million and $50 million, respectively, and primarily related to U.S. dollar denominated intercompany transactions.  Based on our current forecasts, including the expected ongoing impacts of the COVID-19 pandemic, we believe that it is probable that the underlying hedge transactions will occur within an appropriate time frame in order to continue to qualify for cash flow hedge accounting treatment.

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

The following table presents the classification of changes in fair values of foreign currency contracts that meet the criteria to be accounted for as cash flow hedging instruments (before tax and minority):

	Three Months Ended
	March 31,
(In millions)	2021	2020
Amount of gains (losses) deferred to Accumulated Other Comprehensive Loss ("AOCL")	$1	$23
Reclassification adjustment for amounts recognized in Cost of Goods Sold ("CGS")	(2)	(4)

The estimated net amount of deferred gains at March 31, 2021 that are expected to be reclassified to earnings within the next twelve months is $2 million.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheets at March 31, 2021 and December 31, 2020:

	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2021	2020	2021	2020	2021	2020	2021	2020
Assets:
Investments	$10	$11	$10	$11	$—	$—	$—	$—
Foreign Exchange Contracts	40	1	—	—	40	1	—	—
Total Assets at Fair Value	$50	$12	$10	$11	$40	$1	$—	$—

Liabilities:
Foreign Exchange Contracts	$5	$34	$—	$—	$5	$34	$—	$—
Total Liabilities at Fair Value	$5	$34	$—	$—	$5	$34	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding finance leases, at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
(In millions)	2021	2020
Fixed Rate Debt:(1)
Carrying amount — liability	$4,050	$4,094
Fair value — liability	4,216	4,283

Variable Rate Debt:(1)
Carrying amount — liability	$1,416	$1,240
Fair value — liability	1,404	1,197
(1)

Excludes Notes Payable and Overdrafts of $390 million and $406 million at March 31, 2021 and December 31, 2020, respectively, of which $260 million and $227 million, respectively, are at fixed rates and $130 million and $179 million, respectively, are at variable rates. The carrying value of Notes Payable and Overdrafts approximates fair value due to the short term nature of the facilities.

Long term debt with fair values of $4,369 million and $4,391 million at March 31, 2021 and December 31, 2020, respectively, were estimated using quoted Level 1 market prices. The carrying value of the remaining long term debt approximates fair value since the terms of financing agreements are similar to terms that could be obtained under current lending conditions.

NOTE 10. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS

We provide employees with defined benefit pension or defined contribution savings plans.

Defined benefit pension cost follows:

	U.S.
	Three Months Ended
	March 31,
(In millions)	2021	2020
Service cost	$1	$1
Interest cost	20	33
Expected return on plan assets	(42)	(49)
Amortization of net losses	28	27
Net periodic pension cost	$7	$12
Net curtailments/settlements/termination benefits	—	1
Total defined benefit pension cost	$7	$13

	Non-U.S.
	Three Months Ended
	March 31,
(In millions)	2021	2020
Service cost	$7	$7
Interest cost	11	14
Expected return on plan assets	(10)	(14)
Amortization of prior service cost	—	1
Amortization of net losses	8	10
Net periodic pension cost	$16	$18
Net curtailments/settlements/termination benefits	—	1
Total defined benefit pension cost	$16	$19

Service cost is recorded in CGS or SAG. Other components of net periodic pension cost are recorded in Other (Income) Expense. Net curtailments, settlements and termination benefits are recorded in Other (Income) Expense or Rationalizations if related to a rationalization plan.

During the first quarter of 2020, we recognized pension settlement charges of $2 million in Other (Income) Expense.

We also provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Other postretirement benefits expense (credit) for the three months ended March 31, 2021 and 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

was $2 million and ($3) million, respectively. The first quarter of 2020 included a curtailment credit of $4 million in Rationalizations, related to the exit of employees under an approved rationalization plan.

We expect to contribute $25 million to $50 million to our funded non-U.S. pension plans in 2021. For the three months ended March 31, 2021, we contributed $2 million to our non-U.S. plans.

The expense recognized for our contributions to defined contribution savings plans for the three months ended March 31, 2021 and 2020 was $28 million and $30 million, respectively.

NOTE 11. STOCK COMPENSATION PLANS

Our Board of Directors granted 0.5 million restricted stock units and 0.1 million performance share units during the three months ended March 31, 2021 under our stock compensation plans. We measure the fair value of grants of restricted stock units and performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $16.30 for restricted stock units and $19.21 for performance share units granted during the three months ended March 31, 2021.

We recognized stock-based compensation expense of $4 million and $6 million during the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $29 million and is expected to be recognized over the remaining vesting period of the respective grants, through the first quarter of 2024.

NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters

We have recorded liabilities totaling $66 million and $64 million at March 31, 2021 and December 31, 2020, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $17 million and $16 million were included in Other Current Liabilities at March 31, 2021 and December 31, 2020, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.

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

Workers’ Compensation

We have recorded liabilities, on a discounted basis, totaling $198 million and $196 million for anticipated costs related to workers’ compensation at March 31, 2021 and December 31, 2020, respectively. Of these amounts, $27 million and $29 million were included in Current Liabilities as part of Compensation and Benefits at March 31, 2021 and December 31, 2020, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At March 31, 2021 and December 31, 2020, the liability was discounted using a risk-free rate of return. At March 31, 2021, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $25 million.

General and Product Liability and Other Litigation

We have recorded liabilities totaling $289 million and $285 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at March 31, 2021 and December 31, 2020, respectively. Of these amounts, $37 million and $38 million were included in Other Current Liabilities at March 31, 2021 and December 31, 2020, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at March 31, 2021, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.

We have recorded an indemnification asset within Accounts Receivable of $1 million and within Other Assets of $23 million for Sumitomo Rubber Industries, Ltd.'s ("SRI") obligation to indemnify us for certain product liability claims related to products manufactured by a formerly consolidated joint venture entity, subject to certain caps and restrictions.

Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and federal courts. To date, we have disposed of approximately 154,500 claims by defending, obtaining the dismissal thereof, or entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $566 million through March 31, 2021 and $563 million through December 31, 2020.

A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

	Three Months Ended	Year Ended
(Dollars in millions)	March 31, 2021	December 31, 2020
Pending claims, beginning of period	38,700	39,600
New claims filed	300	1,100
Claims settled/dismissed	(300)	(2,000)
Pending claims, end of period	38,700	38,700
Payments(1)	$4	$13
(1)	Represents cash payments made during the period by us and our insurers on asbestos litigation defense and claim resolution.

We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $148 million and $149 million at March 31, 2021 and December 31, 2020, respectively. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future may result in an increase in the recorded obligation, and that increase could be significant.

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

We recorded an insurance receivable related to asbestos claims of $89 million and $90 million at March 31, 2021 and December 31, 2020, respectively. We expect that approximately 60% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $13 million was included in Current Assets as part of Accounts Receivable at both March 31, 2021 and December 31, 2020. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amiens Labor Claims

Approximately 850 former employees of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims totaling approximately €140 million ($164 million) against Goodyear France SAS. On May 28, 2020, Goodyear France SAS received a judgment from the labor court with respect to approximately 790 of these former employees.  As a result of this ruling and settlement discussions to resolve these claims and other similar claims, we recognized €27 million, primarily in 2020, for estimated additional termination benefits.  During the first quarter of 2021, we reached settlement agreements with substantially all of the former employees and are filing appropriate proceedings with the labor court to conclude the related legal proceedings.  We will continue to defend ourselves against any remaining claims and any additional claims that may be asserted against us.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Guarantees

We have off-balance sheet financial guarantees and other commitments totaling $69 million and $73 million at March 31, 2021 and December 31, 2020, respectively. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. We generally do not require collateral in connection with the issuance of these guarantees.

In 2017, we issued a guarantee of approximately PLN165 million ($42 million) in connection with an indirect tax assessment in EMEA. This guarantee amount was subsequently increased to PLN181 million ($46 million). We have concluded our performance under this guarantee is not probable and, therefore, have not recorded a liability for this guarantee. In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of $46 million to an insurance company related to SRI's obligation to pay certain outstanding workers' compensation claims of a formerly consolidated joint venture entity. As of March 31, 2021, this guarantee amount has been reduced to $23 million. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to continue to decrease over time as the formerly consolidated joint venture entity pays its outstanding claims. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor, customer, or SRI. Except for the workers' compensation guarantee described above, the guarantees expire at various times through 2021. We are unable to estimate the extent to which our affiliates’, lessors’, customers’, or SRI's assets would be adequate to recover any payments made by us under the related guarantees.

NOTE 13. CAPITAL STOCK

Dividends

In the first three months of 2020, we paid cash dividends of $37 million on our common stock.  This amount excludes dividends earned on stock-based compensation plans of approximately $1 million.  On April 16, 2020, we announced that we have suspended the quarterly dividend on our common stock.

Common Stock Repurchases

We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During the first quarter of 2021, we did not repurchase any shares from employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present changes in AOCL, by component, for the three months ended March 31, 2021 and 2020, after tax and minority interest.

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2020	$(1,284)	$(2,856)	$5	$(4,135)
Other comprehensive income (loss) before reclassifications	(32)	9	1	(22)
Amounts reclassified from accumulated other comprehensive loss	—	27	(2)	25
Balance at March 31, 2021	$(1,316)	$(2,820)	$4	$(4,132)

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2019	$(1,156)	$(2,983)	$3	$(4,136)
Other comprehensive income (loss) before reclassifications	(216)	(1)	18	(199)
Amounts reclassified from accumulated other comprehensive loss	—	26	(4)	22
Balance at March 31, 2020	$(1,372)	$(2,958)	$17	$(4,313)

The following table presents reclassifications out of AOCL:

	Three Months Ended March 31,
	2021	2020
(In millions) (Income) Expense	Amount Reclassified		Affected Line Item in the Consolidated
Component of AOCL	from AOCL		Statements of Operations
Amortization of prior service cost and unrecognized gains and losses	$36	$36	Other (Income) Expense
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures	—	(2)	Other (Income) Expense / Rationalizations
Unrecognized net actuarial losses and prior service costs, before tax	36	34
Tax effect	(9)	(8)	United States and Foreign Taxes
Net of tax	$27	$26	Goodyear Net Income (Loss)

Deferred derivative (gains) losses, before tax	$(2)	$(4)	Cost of Goods Sold
Tax effect	—	—	United States and Foreign Taxes
Net of tax	$(2)	$(4)	Goodyear Net Income (Loss)
Total reclassifications	$25	$22	Goodyear Net Income (Loss)

The following table presents the details of comprehensive income (loss) attributable to minority shareholders:

	Three Months Ended
	March 31,
(In millions)	2021	2020
Net Income (Loss) Attributable to Minority Shareholders	$6	$2
Other Comprehensive Income (Loss):
Foreign currency translation	(7)	(9)
Comprehensive Income (Loss) Attributable to Minority Shareholders	$(1)	$(7)

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

Cooper Tire Acquisition

On February 22, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Goodyear, Cooper Tire & Rubber Company (“Cooper Tire”) and Vulcan Merger Sub Inc., a direct, wholly owned subsidiary of Goodyear (“Merger Sub”), pursuant to which and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Goodyear will acquire Cooper Tire by way of the merger of Merger Sub with and into Cooper Tire (the “Merger”), with Cooper Tire surviving such Merger as a wholly owned subsidiary of Goodyear.  Under the terms of the Merger Agreement, at the closing of the Merger, Cooper Tire stockholders will be entitled to receive $41.75 per share in cash and a fixed exchange ratio of 0.907 shares of Goodyear common stock per share of Cooper Tire common stock. We expect the aggregate cash portion of the Merger consideration to be up to approximately $2.3 billion. We expect to complete the Merger in the second half of 2021, however the transaction could close earlier, following and subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals and the approval of Cooper Tire’s stockholders. Neither our consolidated balance sheet nor our operating results or cash flows, as of and for the three months ended March 31, 2021, reflect the impact of the Merger as the transaction has not been completed.

The descriptions of, and references to, the Merger Agreement included in this Quarterly Report on Form 10-Q are qualified in their entirety by the full text of the Merger Agreement, which is attached as Exhibit 2.1 to our Current Report on Form 8-K filed on February 25, 2021.

We intend to finance the cash portion of the Merger consideration with a combination of cash on hand and debt financing, which could include senior unsecured bridge loans, senior unsecured notes and/or borrowings under our revolving credit facility.  In connection with entering into the Merger Agreement, we entered into a commitment letter, dated as of February 22, 2021, with JPMorgan Chase Bank, N.A. (as amended and restated on March 19, 2021, the “Commitment Letter”), pursuant to which, subject to the terms and conditions set forth therein, JPMorgan Chase Bank, N.A. and the other financial institutions party thereto have committed to provide a 364-day senior unsecured bridge term loan facility in an aggregate principal amount of up to $2.314 billion (the “Bridge Facility”). The funding of the Bridge Facility provided for in the Commitment Letter is subject to the satisfaction of customary conditions, including (i) the execution and delivery of definitive documentation with respect to the Bridge Facility in accordance with the terms set forth in the Commitment Letter and (ii) the consummation of the Merger in accordance with the Merger Agreement. Borrowings, if any, under the Bridge Facility will bear interest at a rate of LIBOR plus 3.5%, with a LIBOR floor of 0.5%. If utilized, we intend to replace the Bridge Facility with other long term financing arrangements; however, the terms of those arrangements cannot be determined at this time.

On March 23, 2021, we signed a commitment letter to amend and restate our $2.0 billion first lien revolving credit facility to, among other things, (i) increase the aggregate principal amount that may be borrowed thereunder to $2.75 billion, (ii) decrease the interest rate for loans thereunder by 50 basis points to LIBOR plus 125 basis points, based on our current liquidity, and (iii) extend the maturity date of the facility to the date that is the five-year anniversary of the effectiveness of the amendment, which is, among other things, conditioned upon completion of the Merger.

Results of Operations

During the first quarter of 2021, our operating results significantly improved compared to the first quarter of 2020, as the overall negative impacts of the COVID-19 pandemic on tire industry demand, auto production, miles driven and our tire volume moderated and continued to improve, compared to the severe global economic disruption experienced throughout much of 2020, particularly in the first half of the year.

Nonetheless, our results for the first quarter of 2021 continue to be negatively influenced by the macroeconomic effects of the ongoing pandemic.  Our global businesses are experiencing varying stages of recovery, as national and local efforts in many countries to contain the spread of COVID-19, including renewed stay-at-home orders, continue to impact economic conditions, with some sectors of the global economy, such as the airline and travel industries, experiencing a more profound continuing impact.  Increased demand for consumer products and supply chain disruptions as a result of the pandemic and other global events, has led to higher costs for certain raw materials and shortages of certain automobile parts, such as semiconductor chips, which has affected OE manufacturers’ ability to produce automobiles consistently.  This evolving and uncertain environment aggravated already challenging industry conditions in our key markets, including foreign currency headwinds due to the strong

U.S. dollar, lower OE industry volume, softening demand in Europe and economic volatility in Latin America that persisted prior to the COVID-19 pandemic.

Most of our tire manufacturing facilities are operating at full capacity to meet current demand, as well as to increase the level of our finished goods inventory as we continue to restock in order to fulfill anticipated demand for the remainder of the year.  Our decisions to change production levels in the future will be based on an evaluation of market demand signals, inventory and supply levels, as well as the ability to continue to safeguard the health of our associates.

We continue to monitor the pandemic on a location by location basis, taking actions in response to COVID-19 to protect the health and wellbeing of our associates, customers and communities, which remain our top priority. We also continue to follow guidance from the Centers for Disease Control and Prevention, which include preventative measures at our facilities that remain open, including limiting visitor access and business travel, remote working and social distancing practices, and frequent disinfection.

In addition, during the first quarter of 2021, a severe winter storm in the U.S. caused temporary shutdowns of three of our chemical facilities, limited production at three tire manufacturing facilities, and impacted more than 170 consumer and commercial retail locations. We estimate that the negative impact on our earnings for the first quarter of 2021 was approximately $23 million ($17 million after-tax and minority).

Our results for the first quarter of 2021 include an 11.7% increase in tire unit shipments compared to 2020, reflecting the pandemic-related recovery noted above.  In the first quarter of 2021, we realized approximately $91 million of cost savings, which exceeded the impact of general inflation.

Net sales in the first quarter of 2021 were $3,511 million, compared to $3,056 million in the first quarter of 2020. Net sales increased in the first quarter of 2021 primarily due to higher tire volume, improvements in price and product mix, favorable foreign currency translation, and higher sales in other tire-related businesses, primarily due to an increase in third-party sales of chemical products in Americas.

In the first quarter of 2021, Goodyear net income was $12 million, or $0.05 per share, compared to a net loss of $619 million, or $2.65 per share, in the first quarter of 2020.  The favorable change in Goodyear net income (loss) was primarily due to higher segment operating income, lower income tax expense and a decrease in goodwill impairment, partially offset by higher rationalization expense.

Our total segment operating income for the first quarter of 2021 was $226 million, compared to an operating loss of $47 million in the first quarter of 2020. The $273 million favorable change was primarily due to improvements in price and product mix of $75 million, primarily in Americas and EMEA, lower conversion costs of $75 million, primarily in EMEA and Americas, higher global tire volume of $67 million, lower Selling, Administrative and General Expense (“SAG”) of $34 million, primarily in Americas and EMEA, and lower raw material costs of $15 million, primarily in EMEA. Refer to “Results of Operations — Segment Information” for additional information.

Liquidity

At March 31, 2021, we had $1,223 million of cash and cash equivalents as well as $3,396 million of unused availability under our various credit agreements, compared to $1,539 million and $3,881 million, respectively, at December 31, 2020. Cash and cash equivalents decreased by $316 million from December 31, 2020 primarily due to cash used for operating activities of $282 million and capital expenditures of $185 million, partially offset by net borrowings of $175 million. Cash used for operating activities reflects cash used for working capital of $563 million and rationalization payments of $83 million. Cash used for operating activities also reflects net income for the period of $18 million, which includes non-cash charges for depreciation and amortization of $197 million as well as current year changes in Balance Sheet accounts for Other Assets and Liabilities and Compensation and Benefits totaling $124 million. Refer to "Liquidity and Capital Resources" for additional information.

On April 6, 2021, we completed a public offering of $550 million 5.25% Senior Notes due 2031 and $450 million 5.625% Senior Notes due 2033.  On April 6, 2021, we also issued a notice to redeem our $1.0 billion 5.125% Senior Notes due 2023 on May 6, 2021 at a price of 100% of the principal amount, plus accrued and unpaid interest through the redemption date. The redemption will be funded using the proceeds of the new debt offering, together with cash and cash equivalents.  As a result of the redemption, we anticipate incurring approximately $5 million of debt extinguishment costs related to remaining unamortized debt issuance costs.

Outlook

During the second quarter of 2021, we expect our production to be approximately 25 million units higher than the second quarter of 2020, given expectations for sales growth during the second quarter and the need to continue building our inventory levels to meet anticipated demand in the second half of 2021. We continue to expect to reinvest $450 million to $500 million in working capital during 2021.

While markets have recovered considerably, we continue to face a high level of uncertainty as several governments around the globe have recently implemented, or are considering implementing, measures to slow the pandemic that have the potential to reduce economic activity and mobility.  In addition, OE manufacturers have experienced shortages of certain automobile parts, such as semiconductor chips, which has limited automobile production globally. However, with underlying demand trends continuing to improve globally, we expect volume in the second quarter of 2021 to trend toward 2019 levels.

Our other tire-related businesses have also been significantly affected by the weak economic environment. Suppressed levels of business and leisure travel is continuing to limit growth in our aviation business.

For the full year of 2021, based on current spot prices, we expect our raw material costs to increase $325 million to $375 million, including the benefit of raw material cost saving measures, primarily in the second half of the year. Natural and synthetic rubber prices and other commodity prices historically have been volatile, and this estimate could change significantly based on fluctuations in the cost of these and other key raw materials and foreign exchange rates. We are continuing to focus on price and product mix, to substitute lower cost materials where possible, to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials. We expect the benefits of price and product mix will exceed the impact of higher raw material costs in the second quarter of 2021.

Refer to “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) for a discussion of the factors that may impact our business, results of operations, financial condition or liquidity and “Forward-Looking Information — Safe Harbor Statement” in this Quarterly Report on Form 10-Q for a discussion of our use of forward-looking statements.

RESULTS OF OPERATIONS

CONSOLIDATED

Three Months Ended March 31, 2021 and 2020

Net sales in the first quarter of 2021 were $3,511 million, increasing $455 million, or 14.9%, from $3,056 million in the first quarter of 2020. Goodyear net income was $12 million, or $0.05 per share, in the first quarter of 2021, compared to a net loss of $619 million, or $2.65 per share, in the first quarter of 2020.

Net sales increased in the first quarter of 2021, primarily due to higher global tire volume of $284 million, improvements in price and product mix of $102 million, primarily in EMEA and Americas, favorable foreign currency translation of $41 million, primarily in EMEA and Asia Pacific, partially offset by Americas, and higher sales in other tire-related businesses of $27 million, primarily due to an increase in third-party sales of chemical products in Americas.

Worldwide tire unit sales in the first quarter of 2021 were 35.0 million units, increasing 3.7 million units, or 11.7%, from 31.3 million units in the first quarter of 2020. Replacement tire volume increased globally by 3.2 million units, or 14.1%. OE tire volume increased 0.5 million units, or 5.2%, primarily in Asia Pacific and EMEA.

Cost of goods sold (“CGS”) in the first quarter of 2021 was $2,751 million, increasing $199 million, or 7.8%, from $2,552 million in the first quarter of 2020. CGS increased primarily due to higher global tire volume of $217 million, foreign currency translation of $29 million, primarily in EMEA and Asia Pacific, partially offset by Americas, higher costs in other tire-related businesses of $29 million, driven by higher third-party chemical sales in Americas, and higher costs related to product mix of $27 million, primarily in EMEA, partially offset by Asia Pacific and Americas. CGS in the first quarter of 2021 was also impacted by out of period adjustments totaling $13 million ($12 million after-tax and minority) of expense, primarily related to the valuation of inventory in Americas from 2016 to 2020, with the majority attributable to 2019 and 2020. These increases were partially offset by lower conversion costs of $75 million, primarily due to favorable overhead absorption as a result of higher global factory utilization and savings from rationalization plans, primarily in Americas, lower raw material costs of $15 million, primarily in EMEA, and approximately $15 million of pandemic-related work in process inventory write-offs in 2020, primarily in Americas and EMEA.

CGS in the first quarter of 2021 and 2020 included pension expense of $4 million for each period.  CGS in the first quarter of 2020 also included accelerated depreciation of $4 million ($4 million after-tax and minority). CGS in the first quarter of 2021 included incremental savings from rationalization plans of $33 million, primarily in Americas. CGS was 78.4% of sales in the first quarter of 2021 compared to 83.5% in the first quarter of 2020.

SAG in the first quarter of 2021 was $564 million, decreasing $17 million, or 2.9%, from $581 million in the first quarter of 2020. SAG decreased primarily due to lower bad debt expense of $11 million, primarily in EMEA, lower global travel-related expenses of $8 million, lower advertising expense of $7 million, primarily in Americas, and lower product liability costs of $4 million, primarily in Americas, partially offset by foreign currency translation of $16 million, primarily in EMEA and Asia Pacific.

SAG in the first quarter of 2021 and 2020 included pension expense of $4 million for each period. SAG in the first quarter of 2021 included incremental savings from rationalization plans of $2 million, compared to $1 million in 2020. SAG was 16.1% of sales in the first quarter of 2021, compared to 19.0% in the first quarter of 2020.

We recorded a non-cash goodwill impairment charge of $182 million ($178 million after-tax and minority) related to our EMEA reporting unit in the first quarter of 2020.

We recorded net rationalization charges of $50 million ($45 million after-tax and minority) in the first quarter of 2021 and $9 million ($7 million after-tax and minority) in the first quarter of 2020. Net rationalization charges in the first quarter of 2021 primarily related to a plan to reduce SAG headcount in EMEA, the plan to modernize two of our tire manufacturing facilities in Germany, and the plan to permanently close our Gadsden, Alabama tire manufacturing facility (“Gadsden”).  Net rationalization charges in the first quarter of 2020 primarily related to the plan to modernize two of our tire manufacturing facilities in Germany. For further information, refer to Note to the Consolidated Financial Statements No. 3, Costs Associated with Rationalization Programs.

Interest expense in the first quarter of 2021 was $79 million, increasing $6 million, or 8.2%, from $73 million in the first quarter of 2020. The average interest rate was 5.23% in the first quarter of 2021 compared to 4.79% in the first quarter of 2020. The average debt balance was $6,046 million in the first quarter of 2021 compared to $6,094 million in the first quarter of 2020.

Other (Income) Expense in the first quarter of 2021 was $34 million of expense, compared to $27 million of expense in the first quarter of 2020. Other (Income) Expense for the three months ended March 31, 2021 includes $8 million ($6 million after-tax and minority) of transaction costs related to the Merger Agreement with Cooper Tire. Other (Income) Expense in the first quarter of 2021 also included an out of period adjustment of $7 million ($7 million after-tax and minority) of expense related to foreign currency exchange in Americas primarily attributable to 2019 and 2020.

For the first quarter of 2021, we recorded income tax expense of $15 million on income before income taxes of $33 million. The income tax expense for the three months ended March 31, 2021 includes net discrete charges of $3 million ($3 million after minority interest).

In the first quarter of 2020, we recorded income tax expense of $249 million on a loss before income taxes of $368 million. Income tax expense for the three months ended March 31, 2020 includes net discrete charges of $290 million ($290 million after minority interest), primarily related to the establishment of a $295 million valuation allowance on certain deferred tax assets for foreign tax credits.

We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for the three months ended March 31, 2021 primarily relates to the discrete items noted above. The difference between our effective tax rate and the U.S. statutory rate of 21% for the three months ended March 31, 2020 primarily relates to the discrete items noted above, a non-cash goodwill impairment charge of $182 million, and forecasted losses for the full year in foreign jurisdictions in which no tax benefits are recorded, which were accentuated during 2020 by business interruptions resulting from the COVID-19 pandemic.

At March 31, 2021 and December 31, 2020, we had approximately $1.2 billion of U.S. federal, state and local deferred tax assets, net of valuation allowances totaling $368 million primarily for foreign tax credits with limited lives. Approximately $900 million of these U.S. net deferred tax assets have unlimited lives and approximately $300 million have limited lives and expire between 2025 and 2041.  In the U.S., we have a cumulative loss for the three-year period ending March 31, 2021.  However, as the three-year cumulative loss in the U.S. is driven by business disruptions created by the COVID-19 pandemic, in assessing our ability to utilize our deferred tax assets, we also considered objectively verifiable information including recent favorable recovery trends in the tire industry and our tire volume as well as expected continued improvement.  While the COVID-19 related disruptions to our business are ultimately expected to be temporary, there is still considerable uncertainty around the extent and duration of these disruptions as well as what additional actions federal, state or local governments may take to contain the pandemic.  As such, an additional valuation allowance may be required against all, or a portion of, our U.S. net deferred tax assets in a future period.

At March 31, 2021 and December 31, 2020, our U.S. deferred tax assets included $140 million and $133 million, respectively, of foreign tax credits with limited lives, net of valuation allowances of $328 million, generated primarily from the receipt of foreign dividends.  Our earnings and forecasts of future profitability, taking into consideration recent trends, along with three significant sources of foreign income provide us sufficient positive evidence that we will be able to utilize our remaining foreign tax credits that expire between 2025 and 2031.  Our sources of foreign income are (1) 100% of our domestic profitability can be re-characterized as foreign source income under current U.S. tax law to the extent domestic losses have offset foreign source income in prior years, (2) annual net foreign source income, exclusive of dividends, primarily from royalties, and (3) tax planning strategies, including capitalizing research and development costs, accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, and reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, all of which would increase our domestic profitability.

We consider our current forecasts of future profitability in assessing our ability to realize our deferred tax assets, including our foreign tax credits.  As noted above, these forecasts include the impact of recent trends, including various macroeconomic factors such as the impact of the COVID-19 pandemic, on our profitability, as well as the impact of tax planning strategies.  Macroeconomic factors, including the impact of the COVID-19 pandemic, possess a high degree of volatility and can significantly impact our profitability.  As such, there is a risk that future earnings will not be sufficient to fully utilize our U.S. net deferred tax assets, including our remaining foreign tax credits.  However, we believe our forecasts of future profitability along with the three significant sources of foreign income described above provide us sufficient positive, objectively verifiable evidence to conclude that it is more likely than not that, at March 31, 2021, our U.S. net deferred tax assets, including our foreign tax credits, net of valuation allowances, will be fully utilized.

At March 31, 2021 and December 31, 2020, we had approximately $1.2 billion and $1.3 billion of foreign deferred tax assets, respectively, and valuation allowances of $1.0 billion and $1.1 billion, respectively.  Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets.  Most notably, in Luxembourg, we maintain a valuation allowance of approximately $923 million on all of our net deferred tax assets.  Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances having a significant impact on our financial position or results of operations will exist within the next twelve months.

For further information regarding income taxes and the realizability of our deferred tax assets, including our foreign tax credits, refer to Note to the Consolidated Financial Statements No. 5, Income Taxes.

Minority shareholders’ net income in the first quarter of 2021 was $6 million, compared to $2 million in 2020.

SEGMENT INFORMATION

Segment information reflects our strategic business units (“SBUs”), which are organized to meet customer requirements and global competition and are segmented on a regional basis.

Results of operations are measured based on net sales to unaffiliated customers and segment operating income. Each segment exports tires to other segments. The financial results of each segment exclude sales of tires exported to other segments, but include operating income derived from such transactions. Segment operating income is computed as follows: Net Sales less CGS (excluding asset write-off and accelerated depreciation charges) and SAG (including certain allocated corporate administrative expenses). Segment operating income also includes certain royalties and equity in earnings of most affiliates. Segment operating income does not include net rationalization charges (credits), asset sales, goodwill impairment charges, and certain other items.

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

Total segment operating income for the first quarter of 2021 was $226 million, a change of $273 million from total segment operating loss of $47 million in the first quarter of 2020. Total segment operating margin (segment operating income divided by segment sales) in the first quarter of 2021 was 6.4% compared to (1.5%) in the first quarter of 2020.

Americas

	Three Months Ended March 31,
(In millions)	2021	2020	Change	Percent Change
Tire Units	15.5	14.5	1.0	6.7%
Net Sales	$1,787	$1,673	$114	6.8%
Operating Income	114	—	114	N/M
Operating Margin	6.4%	—

Three Months Ended March 31, 2021 and 2020

Americas unit sales in the first quarter of 2021 increased 1.0 million units, or 6.7%, to 15.5 million units. Replacement tire volume increased 1.2 million units, or 10.9%, primarily in our consumer business in the United States, driven by recovery from the economic impacts of the COVID-19 pandemic. OE tire volume decreased 0.2 million units, or 6.1%, primarily in our consumer business in the United States, primarily due to lower vehicle production driven by global supply chain disruptions and shortages of key manufacturing components, including semiconductor chips.

Net sales in the first quarter of 2021 were $1,787 million, increasing $114 million, or 6.8%, from $1,673 million in the first quarter of 2020. The increase in net sales was driven by higher volume of $88 million, improvements in price and product mix of $35 million, and higher sales in other tire-related businesses of $26 million, primarily due to an increase in third-party sales of chemical products. These increases were partially offset by unfavorable foreign currency translation of $36 million, primarily related to the Brazilian real.  In the first quarter of 2021, a severe winter storm in the U.S. had a significant impact to our operations, including temporarily shutting down three chemical facilities, curtailing production at three tire plants, and impacting more than 170 consumer and commercial retail locations, which we estimate negatively impacted Americas net sales by approximately $24 million.

Operating income in the first quarter of 2021 was $114 million, compared to breakeven in the first quarter of 2020. The increase in operating income was due to improvements in price and product mix of $43 million, which more than offset higher raw material costs of $7 million, lower conversion costs of $26 million, lower SAG of $24 million primarily related to lower wages and benefits, advertising and travel-related expenses reflecting actions taken as a result of the COVID-19 pandemic, higher tire volume of $20 million and approximately $10 million of pandemic-related work in process inventory write-offs in 2020. These increases were partially offset by out of period adjustments totaling $13 million of expense primarily related to the valuation of inventory from 2016 to 2020, with the majority attributable to 2019 and 2020. Conversion costs and SAG include savings from rationalization plans of $29 million and $2 million, respectively, in 2021, primarily related to Gadsden. Price and product mix includes TireHub equity losses of $1 million and $12 million in 2021 and 2020, respectively. We estimate the severe winter storm in the U.S. negatively impacted Americas operating income by approximately $17 million.

Operating income in the first quarter of 2021 excluded rationalization charges of $10 million, primarily related to the permanent closure of Gadsden. Operating income in the first quarter of 2020 excluded asset write-offs and accelerated depreciation of $4 million and rationalization charges of $3 million.

Europe, Middle East and Africa

	Three Months Ended March 31,
(In millions)	2021	2020	Change	Percent Change
Tire Units	12.7	11.6	1.1	10.0%
Net Sales	$1,231	$995	$236	23.7%
Operating Income (Loss)	74	(53)	127	N/M
Operating Margin	6.0%	(5.3)%

Three Months Ended March 31, 2021 and 2020

Europe, Middle East and Africa unit sales in the first quarter of 2021 increased 1.1 million units, or 10.0%, to 12.7 million units. Replacement tire volume increased 0.9 million units, or 11.3%, primarily in our consumer business, reflecting increased industry demand due to recovery from the economic impacts of the COVID-19 pandemic, and the recovery of some volume lost in 2020 as a result of our ongoing initiative to align distribution in Europe. OE tire volume increased 0.2 million units, or 6.3%, reflecting share gains driven by new consumer fitments and the addition of new fleet customers.

Net sales in the first quarter of 2021 were $1,231 million, increasing $236 million, or 23.7%, from $995 million in the first quarter of 2020. Net sales increased primarily due to higher volume of $96 million, improvements in price and product mix of $78 million, favorable foreign currency translation of $54 million, driven by the strengthening of the euro, and higher sales in other tire-related businesses of $8 million, primarily due to growth in our Fleet Solutions business.

Operating income in the first quarter of 2021 was $74 million, a change of $127 million, from an operating loss of $53 million in the first quarter of 2020. The favorable change in operating income (loss) was primarily due to lower conversion costs of $37 million, primarily due to favorable overhead absorption as a result of higher factory utilization, improvements in price and product mix of $32 million, higher volume of $24 million, lower raw material costs of $17 million, lower SAG of $15 million, primarily related to lower bad debt expense, and approximately $5 million of pandemic-related work in process inventory write-offs in 2020. Conversion costs included incremental savings from rationalization plans of $4 million.

Operating income in the first quarter of 2021 excluded net rationalization charges of $36 million. Operating loss in the first quarter of 2020 excluded a non-cash goodwill impairment charge of $182 million, net rationalizations charges of $6 million, and net gains on asset sales of $1 million.

Asia Pacific

	Three Months Ended March 31,
(In millions)	2021	2020	Change	Percent Change
Tire Units	6.8	5.2	1.6	29.2%
Net Sales	$493	$388	$105	27.1%
Operating Income	38	6	32	N/M
Operating Margin	7.7%	1.5%

Three Months Ended March 31, 2021 and 2020

Asia Pacific unit sales in the first quarter of 2021 increased 1.6 million units, or 29.2%, to 6.8 million units. Replacement tire volume increased 1.1 million units, or 31.1%, primarily in our consumer business in China and India. OE tire volume increased 0.5 million units, or 25.7%, primarily in our consumer business in China. These increases were primarily due to recovery from the economic impacts of the COVID-19 pandemic.

Net sales in the first quarter of 2021 were $493 million, increasing $105 million, or 27.1%, from $388 million in the first quarter of 2020. Net sales increased due to higher volume of $100 million and favorable foreign currency translation of $23 million, primarily related to the strengthening of the Australian dollar and Chinese yuan. These increases were partially offset by unfavorable price and product mix of $11 million and lower sales in other tire-related businesses of $7 million, primarily due to lower retail and aviation sales.

Operating income in the first quarter of 2021 was $38 million, increasing $32 million, from $6 million in the first quarter of 2020. Operating income increased due to higher volume of $23 million, lower conversion costs of $12 million, primarily due to favorable overhead absorption as a result of higher factory utilization, and lower raw material costs of $5 million. These increases were partially offset by higher SAG of $5 million, primarily related to higher bad debt expense, and lower earnings in other tire-related businesses of $3 million, primarily due to lower aviation and retail sales.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.

In 2021, we completed several financing actions to provide funding for the acquisition of Cooper Tire and to improve our debt maturity profile.

We expect the aggregate cash portion of the Merger consideration payable to Cooper Tire stockholders to be up to approximately $2.3 billion.  We intend to finance the cash portion of the Merger consideration with a combination of cash on hand and debt financing, which could include senior unsecured bridge loans, senior unsecured notes and/or borrowings under our revolving credit facility.  In connection with entering into the Merger Agreement, we entered into the Commitment Letter, pursuant to which, subject to the terms and conditions set forth therein, JPMorgan Chase Bank, N.A. and the other financial institutions party thereto have committed to provide the Bridge Facility in an aggregate principal amount of up to $2.314 billion. The funding of the Bridge Facility provided for in the Commitment Letter is subject to the satisfaction of customary conditions, including (i) the execution and delivery of definitive documentation with respect to the Bridge Facility in accordance with the terms set forth in the Commitment Letter and (ii) the consummation of the Merger in accordance with the Merger Agreement. Borrowings, if any, under the Bridge Facility will bear interest at a rate of LIBOR plus 3.5%, with a LIBOR floor of 0.5%. If utilized, we intend to replace the Bridge Facility with other long term financing arrangements; however, the terms of those arrangements cannot be determined at this time.

On March 23, 2021, we signed a commitment letter to amend and restate our $2.0 billion first lien revolving credit facility to, among other things, (i) increase the aggregate principal amount that may be borrowed thereunder to $2.75 billion, (ii) decrease the interest rate for loans thereunder by 50 basis points to LIBOR plus 125 basis points, based on our current liquidity, and (iii) extend the maturity date of the facility to the date that is the five-year anniversary of the effectiveness of the amendment, which is, among other things, conditioned upon completion of the Merger.

On April 6, 2021, we completed a public offering of $550 million 5.25% Senior Notes due 2031 and $450 million 5.625% Senior Notes due 2033.  On April 6, 2021, we also issued a notice to redeem our $1.0 billion 5.125% Senior Notes due 2023 on May 6, 2021 at a price of 100% of the principal amount, plus accrued and unpaid interest through the redemption date. The redemption will be funded using the proceeds of the new debt offering, together with cash and cash equivalents.  As a result of the redemption, we anticipate incurring approximately $5 million of debt extinguishment costs related to remaining unamortized debt issuance costs.

At March 31, 2021, we had $1,223 million in cash and cash equivalents, compared to $1,539 million at December 31, 2020. For the three months ended March 31, 2021, net cash used by operating activities was $282 million, reflecting cash used for working capital of $563 million and rationalization payments of $83 million. Net cash used for operating activities also reflects net income for the period of $18 million, which includes non-cash charges for depreciation and amortization of $197 million as well as current-year changes in Balance Sheet accounts for Other Assets and Liabilities and Compensation and Benefits totaling $124 million. Net cash used by investing activities was $180 million, primarily representing capital expenditures of $185 million. Net cash provided by financing activities was $144 million, primarily due to net borrowings of $175 million, partially offset by debt-related costs and other financing transactions of $40 million.

At March 31, 2021, we had $3,396 million of unused availability under our various credit agreements, compared to $3,881 million at December 31, 2020. The table below presents unused availability under our credit facilities at those dates:

(In millions)	March 31, 2021	December 31, 2020
First lien revolving credit facility	$1,429	$1,535
European revolving credit facility	938	982
Chinese credit facilities	280	297
Mexican credit facilities	—	48
Other foreign and domestic debt	138	380
Short term credit arrangements	611	639
	$3,396	$3,881

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

The borrowing base under our first lien revolving credit facility is dependent, in significant part, on our eligible accounts receivable and inventory. Overall, our inventory levels have declined as a result of the impacts of the COVID-19 pandemic. A decline in our borrowing base reduces our availability under the first lien revolving credit facility. Additionally, the amounts available to us from our pan-European accounts receivable securitization facility and other accounts receivable factoring programs have declined due to the decline in our accounts receivable as a result of the impacts of the COVID-19 pandemic on our sales.

In addition to the acquisition of Cooper Tire, we expect our 2021 cash flow needs to include capital expenditures of $800 million to $850 million. We also expect interest expense to be $350 million to $375 million; rationalization payments to be $175 million to $225 million; income tax payments to be $125 million to $150 million and contributions to our funded non-U.S. pension plans to be $25 million to $50 million. We expect working capital to be a use of cash for the full year of 2021 of $450 million to $500 million.

We are continuing to actively monitor our liquidity and intend to operate our business in a way that allows us to address our cash flow needs with our existing cash and available credit if they cannot be funded by cash generated from operating or other financing activities.  We believe that our liquidity position is adequate to fund our operating and investing needs and debt maturities for the next twelve months, as well as the acquisition of Cooper Tire, and to provide us with the ability to respond to further changes in the business environment.

Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, South Africa and Argentina, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, South African and Argentinian subsidiaries, which are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At March 31, 2021, approximately $704 million of net assets, including $219 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China, South Africa and Argentina have not adversely impacted on our ability to make transfers out of those countries.

Operating Activities

Net cash used by operating activities was $282 million in the first quarter of 2021, compared to net cash used by operating activities of $561 million in the first quarter of 2020.

The $279 million improvement in net cash used by operating activities was primarily due to an increase in operating income from our SBUs of $273 million. A net increase in cash used for working capital of $81 million was largely offset by the favorable impact of a $76 million year-over-year change in Compensation and Benefits on the Balance Sheet.

The net increase in cash used for working capital reflects increases in cash used for Accounts Receivable of $320 million and Inventory of $88 million, partially offset by an increase in cash provided by Accounts Payable – Trade of $327 million. These changes were driven by our continued recovery from the impacts of the COVID-19 pandemic, which include higher sales volume and an increase in finished goods inventory as we continue to restock in order to meet anticipated 2021 demand.

Investing Activities

Net cash used by investing activities was $180 million in the first quarter of 2021, compared to $257 million in the first quarter of 2020. Capital expenditures were $185 million in the first quarter of 2021, compared to $211 million in the first quarter of 2020. Beyond expenditures required to sustain our facilities, capital expenditures in 2021 and 2020 primarily related to investments in additional 17-inch and above capacity around the world.

Financing Activities

Net cash provided by financing activities was $144 million in the first quarter of 2021, compared to net cash provided by financing activities of $939 million in the first quarter of 2020. Financing activities in 2021 included net borrowings of $175 million, which were partially offset by debt-related costs and other financing transactions of $40 million. Financing activities in 2020 included net borrowings of $978 million, which were partially offset by dividends on our common stock of $37 million.

Credit Sources

In aggregate, we had total credit arrangements of $9,318 million available at March 31, 2021, of which $3,396 million were unused, compared to $9,707 million available at December 31, 2020, of which $3,881 million were unused. At March 31, 2021, we had long term credit arrangements totaling $8,283 million, of which $2,785 million were unused, compared to $8,632 million and $3,242 million, respectively, at December 31, 2020. At March 31, 2021, we had short term committed and uncommitted credit arrangements totaling $1,035 million, of which $611 million were unused, compared to $1,075 million and $639 million, respectively, at December 31, 2020. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.

Outstanding Notes

At March 31, 2021, we had $3,846 million of outstanding notes compared to $3,860 million at December 31, 2020.

$2.0 billion Amended and Restated First Lien Revolving Credit Facility due 2025

Our amended and restated first lien revolving credit facility is available in the form of loans or letters of credit.  Up to $800 million in letters of credit and $50 million of swingline loans are available for issuance under the facility.  Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million. Based on our current liquidity, amounts drawn under this facility bear interest at LIBOR plus 175 basis points, and undrawn amounts under the facility will be subject to an annual commitment fee of 25 basis points.

Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks in an amount not to exceed $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $200 million. To the extent that our eligible accounts receivable and inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of March 31, 2021, our borrowing base, and therefore our availability, under the facility was $570 million below the facility's stated amount of $2.0 billion.

At March 31, 2021, we had no borrowings and $1 million of letters of credit issued under the revolving credit facility. At December 31, 2020, we had no borrowings and $11 million of letters of credit issued under the revolving credit facility.

At March 31, 2021, we had $346 million in letters of credit issued under bilateral letter of credit agreements.

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

At March 31, 2021 and December 31, 2020, the amounts outstanding under this facility were $400 million.

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

At March 31, 2021 and December 31, 2020, there were no borrowings and no letters of credit outstanding under the European revolving credit facility.

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

Accounts Receivable Securitization Facilities (On-Balance Sheet)

GEBV and certain other of our European subsidiaries are parties to a pan-European accounts receivable securitization facility that expires in 2023. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €30 million and not more than €450 million. For the period from October 18, 2018 through October 15, 2020, the designated maximum amount of the facility was €320 million. For the period from October 16, 2020 through October 18, 2021, the designated maximum amount of the facility is €280 million.

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

At March 31, 2021, the amounts available and utilized under this program totaled $158 million (€135 million). At December 31, 2020, the amounts available and utilized under this program totaled $291 million (€237 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At March 31, 2021, the gross amount of receivables sold was $459 million, compared to $451 million at December 31, 2020.

Supplier Financing

We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institution acts as our paying agent with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under the programs. Agreements for such financing programs totaled up to $500 million at March 31, 2021 and December 31, 2020.

Further Information

On March 5, 2021, the ICE Benchmark Administration, the administrator of LIBOR (“IBA”), confirmed its previously announced plans to cease publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. In addition, the IBA will also cease publication of all tenors of euro, Swiss franc, Japanese yen and British pound LIBOR on December 31, 2021. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee that has been convened by the Federal Reserve Board and the Federal Reserve Bank of New York to encourage market participants’ use of the Secured Overnight Financing Rate, known as SOFR. Additionally, the International Swaps and Derivatives Association, Inc. launched a consultation on technical issues related to new benchmark fallbacks for derivative contracts that reference certain interbank offered rates, including LIBOR. We cannot currently predict the effect of the discontinuation of, or other changes to, LIBOR or any establishment of alternative reference rates in the United States, the United Kingdom, the European Union or elsewhere on the global capital markets. The uncertainty regarding the future of LIBOR, as well as the transition from LIBOR to any alternative reference rate or rates, could have adverse impacts on floating rate obligations, loans, deposits, derivatives and other financial instruments that currently use LIBOR as a benchmark rate. We have identified and evaluated our financing obligations and other contracts that refer to LIBOR and expect to be able to transition those obligations and contracts to an alternative reference rate upon the discontinuation of LIBOR. Our amended and restated first lien revolving credit facility, our second lien term loan facility and our European revolving credit facility, which constitute the most significant of our LIBOR-based debt obligations, contain “fallback” provisions that address the potential discontinuation of LIBOR and facilitate the adoption of an alternate rate of interest. We have not issued any long term floating rate notes. Our amended and restated first lien revolving credit facility and second lien term loan facility also contain express provisions for the use, at our option, of an alternative base rate (the higher of (a) the prime rate, (b) the federal funds effective rate or the overnight bank funding rate plus 50 basis points or (c) LIBOR plus 100 basis points). We do not believe that the discontinuation of LIBOR, or its replacement with an alternative reference rate or rates, will have a material impact on our results of operations, financial position or liquidity.

For a further description of the terms of our outstanding notes, first lien revolving credit facility, second lien term loan facility, European revolving credit facility and pan-European accounts receivable securitization facility, refer to Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments, in our 2020 Form 10‑K and Note to the Consolidated Financial Statements No. 8, Financing Arrangements and Derivative Financial Instruments, in this Form 10-Q.

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

We have additional financial covenants in our first and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•

We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $200 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for the most recent period of four consecutive fiscal quarters. As of March 31, 2021, our unused availability under this facility of $1,429 million, plus our Available Cash of $215 million, totaled $1,644 million, which is in excess of $200 million.

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

In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first and second lien credit facilities that are described above and a financial covenant applicable only to GEBV and its subsidiaries. This financial covenant provides that we are not permitted to allow GEBV’s ratio of Consolidated Net GEBV Indebtedness to Consolidated GEBV EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net GEBV Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GEBV and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries, and availability under our first lien revolving credit facility if the ratio of EBITDA to

Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net GEBV Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At March 31, 2021, we were in compliance with this financial covenant.

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

At March 31, 2021, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.

The terms “Available Cash,” “EBITDA,” “Consolidated Interest Expense,” “Consolidated Net Secured Indebtedness,” “Pro Forma Senior Secured Leverage Ratio,” “Consolidated Net GEBV Indebtedness” and “Consolidated GEBV EBITDA” have the meanings given them in the respective credit facilities.

Potential Future Financings

In addition to the financing activities described above, we may seek to undertake additional financing actions which could include restructuring bank debt or capital markets transactions, possibly including the issuance of additional debt or equity. Given the inherent uncertainty of market conditions, access to the capital markets cannot be assured.

Our future liquidity requirements, including the acquisition of Cooper Tire, will make it necessary for us to incur additional debt. However, a substantial portion of our assets are already subject to liens securing our indebtedness. As a result, we are limited in our ability to pledge our remaining assets as security for additional secured indebtedness. In addition, no assurance can be given as to our ability to raise additional unsecured debt.

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

From time to time, we repurchase shares of our common stock under programs approved by the Board of Directors. During the first quarter of 2021, we did not repurchase any shares of our common stock under such programs.

The restrictions imposed by our credit facilities and indentures are not expected to affect our ability to pay dividends or repurchase our capital stock in the future.

Asset Dispositions

The restrictions on asset sales imposed by our material indebtedness have not affected our ability to divest non-core businesses, and those divestitures have not affected our ability to comply with those restrictions.

Supplemental Guarantor Financial Information

Certain of our subsidiaries, which are listed on Exhibit 22.1 to this Quarterly Report on Form 10-Q and are generally holding companies or smaller operating companies, have guaranteed our obligations under the $1.0 billion outstanding principal amount of 5.125% senior notes due 2023, the $800 million outstanding principal amount of 9.5% senior notes due 2025, the $900 million outstanding principal amount of 5% senior notes due 2026 and the $700 million outstanding principal amount of 4.875% senior notes due 2027 (collectively, the “Notes”).

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

	Summarized Balance Sheets
(In millions)	March 31, 2021	December 31, 2020
Total Current Assets(1)	$4,656	$4,662
Total Non-Current Assets	5,406	5,426

Total Current Liabilities	$1,978	$1,960
Total Non-Current Liabilities	7,473	7,538

(1)	Includes receivables due from Non-Guarantor Subsidiaries of $2,399 million and $2,428 million as of March 31, 2021 and December 31, 2020, respectively.
	Summarized Statements of Operations
(In millions)	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Net Sales	$1,661	$6,114
Cost of Goods Sold	1,336	5,277
Selling, Administrative and General Expense	270	1,094
Goodwill and Other Asset Impairments	—	148
Rationalizations	8	95
Interest Expense	63	257
Other (Income) Expense	9	(58)
Income (Loss) before Income Taxes(2)	$(25)	$(699)

Net Income (Loss)	$(18)	$(806)
Goodyear Net Income (Loss)	$(18)	$(806)
(2)

Includes income from intercompany transactions with Non-Guarantor Subsidiaries of $107 million for the three months ended March 31, 2021, primarily from royalties, dividends, interest and intercompany product sales, and $527 million for the year ended December 31, 2020, primarily from royalties, dividends, interest and intercompany product sales.

FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT

Certain information in this Form 10-Q (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:

•	our future results of operations, financial condition and liquidity are expected to be adversely impacted by the COVID-19 pandemic, and that impact may be material;
•	there are risks and uncertainties regarding our pending acquisition of Cooper Tire and our ability to achieve the expected benefits of such acquisition;
•	if we do not successfully implement our strategic initiatives, our operating results, financial condition and liquidity may be materially adversely affected;
•	we face significant global competition and our market share could decline;
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

Interest Rate Risk

We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At March 31, 2021, 25% of our debt was at variable interest rates averaging 2.87%.

The following table presents information about long term fixed rate debt, excluding finance leases, at March 31, 2021:

(In millions)
Carrying amount — liability	$4,050
Fair value — liability	4,216
Pro forma fair value — liability	4,274

The pro forma information assumes a 100 basis point decrease in market interest rates at March 31, 2021, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.

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

The following table presents net foreign currency contract information at March 31, 2021:

(In millions)
Fair value — asset (liability)	$35
Pro forma decrease in fair value	(146)
Contract maturities	4/21-3/22

The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at March 31, 2021, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

Fair values are recognized on the Consolidated Balance Sheet at March 31, 2021 as follows:

(In millions)
Current asset (liability):
Accounts receivable	$40
Other current liabilities	(5)

For further information on foreign currency contracts, refer to Note to the Consolidated Financial Statements No. 8, Financing Arrangements and Derivative Financial Instruments. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our management of counterparty risk.

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

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2021 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Asbestos Litigation

As reported in our Form 10-K for the year ended December 31, 2020, we were one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 38,700 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the first three months of 2021, approximately 300 new claims were filed against us and approximately 300 were settled or dismissed. The amounts expended on asbestos defense and claim resolution by us and our insurers during the first quarter of 2021 was $4 million. At March 31, 2021, there were approximately 38,700 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. Refer to Note to the Consolidated Financial Statements No. 12, Commitments and Contingent Liabilities, for additional information on asbestos litigation.

Amiens Labor Claims

Approximately 850 former employees of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims totaling approximately €140 million ($164 million) against Goodyear France SAS. On May 28, 2020, Goodyear France SAS received a judgment from the labor court with respect to approximately 790 of these former employees.  As a result of this ruling and settlement discussions to resolve these claims and other similar claims, we recognized €27 million, primarily in 2020, for estimated additional termination benefits.  During the first quarter of 2021, we reached settlement agreements with substantially all of the former employees and are filing appropriate proceedings with the labor court to conclude the related legal proceedings.  We will continue to defend ourselves against any remaining claims and any additional claims that may be asserted against us.

Litigation Relating to the Cooper Tire Merger

On March 19, 2021, a purported Cooper Tire stockholder filed an action against Cooper Tire and the members of the Cooper Tire Board of Directors (the “Cooper Tire Board”), captioned Stein v. Cooper Tire & Rubber Company, et al., No. 1:21-cv-00407, in the United States District Court for the District of Delaware (the “Stein action”). On March 25, 2021, a purported Cooper Tire stockholder filed an action against Cooper Tire and the members of the Cooper Tire Board, captioned Miles v. Cooper Tire & Rubber Company, et al., No. 2:21-cv-06762, in the United States District Court for the District of New Jersey (the “Miles action”). On March 26, 2021, a purported Cooper Tire stockholder filed an action against Cooper Tire, the members of the Cooper Tire Board, Goodyear and Merger Sub, captioned Griffin v. Cooper Tire & Rubber Company, et al., No. 1:21-cv-00452, in the United States District Court for the District of Delaware (the “Griffin action”). On April 5, 2021, a purported Cooper Tire stockholder filed an action against Cooper Tire and the members of the Cooper Tire Board, captioned Rosenfeld Family Foundation v. Cooper Tire & Rubber Company, et al., No. 1:21-cv-00497, in the United States District Court for the District of Delaware (the “Rosenfeld action”). On April 6, 2021, a purported Cooper Tire stockholder filed an action against Cooper Tire and the members of the Cooper Tire Board, captioned Parshall v. Cooper Tire & Rubber Company, et al., No. 1:21-cv-00504, in the United States District Court for the District of Delaware (the “Parshall action,” and together with the Stein action, the Miles action, the Griffin action and the Rosenfeld action, the “Stockholder actions”). The Stockholder actions generally allege that Cooper Tire and its directors violated the federal securities laws, including Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, by issuing a materially incomplete and misleading registration statement on Form S-4. The Stockholder actions seek, among other things, to enjoin the transactions contemplated by the Merger Agreement and an award of attorneys’ fees and expenses.

On April 23, 2021, the Stein action and the Griffin action were voluntarily dismissed by the plaintiffs.

We believe that the allegations in the Stockholder actions are without merit. Additional lawsuits or demands arising out of the Merger may also be filed or made in the future.

Reference is made to Item 3 of Part I of our 2020 Form 10-K for additional discussion of legal proceedings.

ITEM 1A. RISK FACTORS

The Merger with Cooper Tire is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all.  Failure to complete the Merger in a timely manner or at all could have adverse effects on Goodyear.

The completion of the Merger is subject to a number of conditions, including, among others, (i) the approval by Cooper Tire stockholders of the adoption of the Merger Agreement and (ii) U.S. and non-U.S. regulatory approvals, which make the completion and timing of the completion of the Merger uncertain.  Also, either Goodyear or Cooper Tire may terminate the Merger Agreement if the Merger has not been consummated by November 22, 2021 (or, in certain circumstances, as such date may be extended to February 22, 2022 or further extended to May 23, 2022 pursuant to the Merger Agreement), except that this right to terminate the Merger Agreement is not available to any party that has breached any provision of the Merger Agreement or, in the case of Goodyear or Merger Sub, the Commitment Letter, where such breach has been the proximate cause of the failure to consummate the Merger.

If the Merger is not completed, our ongoing business, financial condition, financial results and stock price may be materially adversely affected. Without realizing any of the benefits of having completed the Merger, we will be subject to a number of risks, including the following:

•	the market price of Goodyear common stock could decline to the extent that the current market price reflects a market assumption that the transaction will be completed;
•

if the Merger Agreement is terminated and we seek another business combination, our shareholders cannot be certain that we will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms of the Merger Agreement;

•	time and resources committed by our management to matters relating to the Merger could otherwise have been devoted to pursuing other beneficial opportunities for Goodyear;
•	we may experience negative reactions from the financial markets or from our customers, suppliers or employees;
•	we will be required to pay our costs relating to the Merger, such as legal, accounting, financial advisory and printing fees, whether or not the Merger is completed; and
•	litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations pursuant to the Merger Agreement.

The materialization of any of these risks could adversely impact our ongoing business, financial condition, financial results and stock price.  Similarly, delays in the completion of the Merger could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the Merger.

Completion of the Merger may trigger change in control or other provisions in certain agreements to which Cooper Tire or its subsidiaries is a party, which may have an adverse impact on our business and results of operations after the Merger.

The completion of the Merger may trigger change in control and other provisions in certain agreements to which Cooper Tire is a party.  If Goodyear and Cooper Tire are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages.  Even if Goodyear and Cooper Tire are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to Cooper Tire or Goodyear following the transaction.  Any of the foregoing or similar developments may have an adverse impact on our business and operations after the completion of the Merger.

Our shareholders will be diluted by the Merger.

The Merger will dilute the ownership position of our current shareholders.  We expect to issue up to approximately 46.4 million shares of Goodyear common stock to Cooper Tire stockholders in the Merger (including Goodyear common stock to be issued in connection with outstanding Cooper Tire long-term incentive awards).  As a result of these issuances, current Goodyear shareholders and Cooper Tire stockholders are expected to hold approximately 84% and 16%, respectively, of Goodyear’s outstanding common stock immediately following completion of the Merger.

We may not achieve the intended benefits of the Merger and the Merger may disrupt our current plans or operations.

There can be no assurance that we will be able to successfully integrate Cooper Tire’s assets or otherwise realize the expected benefits of the potential transaction (including operating and other cost synergies). Difficulties in integrating Cooper Tire into Goodyear may result in Goodyear performing differently than expected, in operational challenges, in the failure to realize anticipated run-rate cost synergies and efficiencies in the expected timeframe or at all, or in the difficulty or failure of utilizing our available U.S. tax attributes, in which case the Merger may not be accretive to earnings per share, may not improve our balance sheet position, may not enhance our ability to delever and may not generate additional free cash flow due to reduced cash tax payments. The integration of the two companies may result in material challenges, including the diversion of management’s attention from ongoing business concerns; retaining key management and other employees; retaining or attracting business and operational relationships; the possibility of faulty assumptions underlying expectations regarding the integration process and associated expenses; consolidating corporate and administrative infrastructures and eliminating duplicative operations; coordinating geographically separate organizations; unanticipated issues in integrating information technology, communications and other systems; as well as potential unknown liabilities, unforeseen expenses relating to integration, or delays associated with the acquisition.

Refer to “Item 1A. Risk Factors” in our 2020 Form 10-K for a discussion of our risk factors.

ITEM 6. EXHIBITS.

Refer to the Index of Exhibits, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

THE GOODYEAR TIRE & RUBBER COMPANY

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2021

INDEX OF EXHIBITS

Exhibit Table Item No.	Description of Exhibit	Exhibit Number
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

(a)

Agreement and Plan of Merger, dated as of February 22, 2021, by and among the Company, Vulcan Merger Sub Inc. and Cooper Tire & Rubber Company (incorporated by reference, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed February 25, 2021, File No. 1-1927).*

*  Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

4	Instruments Defining the Rights of Security Holders, Including Indentures

(a)

Eighth Supplemental Indenture, dated as of April 6, 2021, among the Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, N.A., as Trustee, in respect of the Company’s 5.25% Senior Notes due 2031 (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 6, 2021, File No. 1-1927).

(b)

Ninth Supplemental Indenture, dated as of April 6, 2021, among the Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, N.A., as Trustee, in respect of the Company’s 5.625% Senior Notes due 2033 (incorporated by reference, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed April 6, 2021, File No. 1-1927).

22	Subsidiary Guarantors of Guaranteed Securities

(a)	List of Subsidiary Guarantors.	22.1

31	Rule 13a-14(a) Certifications

(a)	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.2

32	Section 1350 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.	32.1

101	Interactive Data Files

	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	101.INS

	Inline XBRL Taxonomy Extension Schema Document.	101.SCH

	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	101.CAL

	Inline XBRL Taxonomy Extension Definition Linkbase Document.	101.DEF

	Inline XBRL Taxonomy Extension Label Linkbase Document.	101.LAB

	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	101.PRE

104	Cover Page Interactive Data File

The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	April 30, 2021	By	/s/ EVAN M. SCOCOS
Evan M. Scocos, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the Principal Accounting Officer of the Registrant.)