Form 10-Q
period 2021-06-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2021-08-06
CIK 42582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at July 31, 2021:	281,192,923

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
EX-101.CAL CALCULATION LINKBASE DOCUMENT
EX-101.DEF DEFINITION LINKBASE DOCUMENT
EX-101.LAB LABELS LINKBASE DOCUMENT
EX-101.PRE PRESENTATION LINKBASE DOCUMENT
EX-104

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2021	2020	2021	2020
Net Sales (Note 3)	$3,979	$2,144	$7,490	$5,200
Cost of Goods Sold	3,078	2,216	5,829	4,768
Selling, Administrative and General Expense	658	451	1,222	1,032
Goodwill and Other Asset Impairments	—	148	—	330
Rationalizations (Note 4)	18	99	68	108
Interest Expense	97	85	176	158
Other (Income) Expense (Note 5)	30	34	64	61
Income (Loss) before Income Taxes	98	(889)	131	(1,257)
United States and Foreign Tax Expense (Benefit) (Note 6)	27	(186)	42	63
Net Income (Loss)	71	(703)	89	(1,320)
Less: Minority Shareholders’ Net Income (Loss)	4	(7)	10	(5)
Goodyear Net Income (Loss)	$67	$(696)	$79	$(1,315)
Goodyear Net Income (Loss) — Per Share of Common Stock
Basic	$0.27	$(2.97)	$0.33	$(5.62)
Weighted Average Shares Outstanding (Note 7)	244	234	239	234
Diluted	$0.27	$(2.97)	$0.32	$(5.62)
Weighted Average Shares Outstanding (Note 7)	247	234	242	234

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Net Income (Loss)	$71	$(703)	$89	$(1,320)
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of $2 and $1 in 2021 ($4 and ($4) in 2020)	33	(7)	(6)	(232)
Unrealized gain from securities, net of tax of $0 and $0 in 2021 ($0 and $0 in 2020)	8	—	8	—
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $8 and $17 in 2021 ($8 and $17 in 2020)	26	28	53	55
Decrease/(increase) in net actuarial losses, net of tax of $2 and $5 in 2021 (($2) and ($2) in 2020)	7	(8)	16	(9)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures, net of tax of $4 and $4 in 2021 ($0 and ($1) in 2020)	15	1	15	—
Deferred derivative gains (losses), net of tax of $0 and $0 in 2021 (($4) and $1 in 2020)	(1)	1	—	19
Reclassification adjustment for amounts recognized in income, net of tax of $0 and $0 in 2021 ($0 and $0 in 2020)	—	(4)	(2)	(8)
Other Comprehensive Income (Loss)	88	11	84	(175)
Comprehensive Income (Loss)	159	(692)	173	(1,495)
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	3	(7)	2	(14)
Goodyear Comprehensive Income (Loss)	$156	$(685)	$171	$(1,481)

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In millions, except share data)	2021	2020
Assets:
Current Assets:
Cash and Cash Equivalents	$1,030	$1,539
Accounts Receivable, less Allowance — $141 ($150 in 2020)	2,819	1,691
Inventories:
Raw Materials	782	517
Work in Process	174	143
Finished Products	2,358	1,493
	3,314	2,153
Prepaid Expenses and Other Current Assets	356	237
Total Current Assets	7,519	5,620
Goodwill	874	408
Intangible Assets	1,216	135
Deferred Income Taxes (Note 6)	1,170	1,467
Other Assets	1,079	952
Operating Lease Right-of-Use Assets	1,025	851
Property, Plant and Equipment, less Accumulated Depreciation — $11,192 ($10,991 in 2020)	8,297	7,073
Total Assets	$21,180	$16,506

Liabilities:
Current Liabilities:
Accounts Payable — Trade	$3,858	$2,945
Compensation and Benefits (Notes 11 and 12)	687	540
Other Current Liabilities	849	865
Notes Payable and Overdrafts (Note 9)	459	406
Operating Lease Liabilities due Within One Year	215	198
Long Term Debt and Finance Leases due Within One Year (Note 9)	535	152
Total Current Liabilities	6,603	5,106
Operating Lease Liabilities	843	684
Long Term Debt and Finance Leases (Note 9)	6,978	5,432
Compensation and Benefits (Notes 11 and 12)	1,677	1,470
Deferred Income Taxes (Note 6)	97	84
Other Long Term Liabilities	571	471
Total Liabilities	16,769	13,247
Commitments and Contingent Liabilities (Note 13)
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 281 million in 2021 (233 million in 2020)	281	233
Capital Surplus	3,086	2,171
Retained Earnings	4,888	4,809
Accumulated Other Comprehensive Loss	(4,043)	(4,135)
Goodyear Shareholders’ Equity	4,212	3,078
Minority Shareholders’ Equity — Nonredeemable	199	181
Total Shareholders’ Equity	4,411	3,259
Total Liabilities and Shareholders’ Equity	$21,180	$16,506

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(Dollars in millions, except per share amounts)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2020
(after deducting 45,243,329 common treasury shares)	233,220,098	$233	$2,171	$4,809	$(4,135)	$3,078	$181	$3,259
Net income (loss)				12		12	6	18
Other comprehensive income (loss)					3	3	(7)	(4)
Total comprehensive income (loss)						15	(1)	14
Stock-based compensation plans			4			4		4
Common stock issued from treasury	1,759,931	2	7			9		9
Balance at March 31, 2021
(after deducting 43,483,398 common treasury shares)	234,980,029	$235	$2,182	$4,821	$(4,132)	$3,106	$180	$3,286
Net income (loss)				67		67	4	71
Other comprehensive income (loss)					89	89	(1)	88
Total comprehensive income (loss)						156	3	159
Common stock issued	45,824,480	46	892			938		938
Stock-based compensation plans			6			6		6
Dividends declared							(5)	(5)
Common stock issued from treasury	387,763		6			6		6
Acquisition of Cooper Tire's minority interests							21	21
Balance at June 30, 2021
(after deducting 43,095,635 common treasury shares)	281,192,272	$281	$3,086	$4,888	$(4,043)	$4,212	$199	$4,411

There were no dividends declared or paid during the three and six months ended June 30, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(Dollars in millions, except per share amounts)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2019
(after deducting 45,813,109 common treasury shares)	232,650,318	$233	$2,141	$6,113	$(4,136)	$4,351	$194	$4,545
Net income (loss)				(619)		(619)	2	(617)
Other comprehensive income (loss)					(177)	(177)	(9)	(186)
Total comprehensive income (loss)						(796)	(7)	(803)
Adoption of new accounting standards update				(12)		(12)		(12)
Stock-based compensation plans			7			7		7
Dividends declared				(38)		(38)		(38)
Common stock issued from treasury	347,232		(2)			(2)		(2)
Balance at March 31, 2020
(after deducting 45,465,877 common treasury shares)	232,997,550	$233	$2,146	$5,444	$(4,313)	$3,510	$187	$3,697
Net income (loss)				(696)		(696)	(7)	(703)
Other comprehensive income (loss)					11	11		11
Total comprehensive income (loss)						(685)	(7)	(692)
Stock-based compensation plans			8			8		8
Common stock issued from treasury	13,012
Balance at June 30, 2020
(after deducting 45,452,865 common treasury shares)	233,010,562	$233	$2,154	$4,748	$(4,302)	$2,833	$180	$3,013

We declared and paid cash dividends of $0.00 and $0.16 per share for the three and six months ended June 30, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In millions)	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$89	$(1,320)
Adjustments to Reconcile Net Income (Loss) to Cash Flows from Operating Activities:
Depreciation and Amortization	405	472
Amortization and Write-Off of Debt Issuance Costs	9	6
Amortization of Inventory Fair Value Adjustment Related to the Cooper Tire Acquisition (Note 2)	38	—
Transaction and Other Costs Related to the Cooper Tire Acquisition (Note 2)	55	—
Cash Payments for Transaction and Other Costs Related to the Cooper Tire Acquisition	(33)	—
Goodwill and Other Asset Impairments	—	330
Provision for Deferred Income Taxes (Note 6)	(66)	58
Net Pension Curtailments and Settlements	19	3
Net Rationalization Charges (Note 4)	68	108
Rationalization Payments	(123)	(101)
Net (Gains) Losses on Asset Sales (Note 5)	—	2
Operating Lease Expense	143	142
Operating Lease Payments	(133)	(130)
Pension Contributions and Direct Payments	(22)	(33)
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(545)	36
Inventories	(542)	304
Accounts Payable — Trade	547	(860)
Compensation and Benefits	90	(11)
Other Current Liabilities	(42)	29
Other Assets and Liabilities	(28)	145
Total Cash Flows from Operating Activities	(71)	(820)
Cash Flows from Investing Activities:
Acquisition of Cooper Tire, net of cash and restricted cash acquired (Note 2)	(1,856)	—
Capital Expenditures	(385)	(363)
Short Term Securities Acquired	(57)	(30)
Short Term Securities Redeemed	58	46
Notes Receivable	(7)	(35)
Other Transactions	14	(8)
Total Cash Flows from Investing Activities	(2,233)	(390)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	522	928
Short Term Debt and Overdrafts Paid	(446)	(521)
Long Term Debt Incurred	4,855	4,886
Long Term Debt Paid	(3,042)	(3,879)
Common Stock Issued	9	—
Common Stock Dividends Paid (Note 14)	—	(37)
Transactions with Minority Interests in Subsidiaries	(5)	—
Debt Related Costs and Other Transactions	(73)	(53)
Total Cash Flows from Financing Activities	1,820	1,324
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(6)	(50)
Net Change in Cash, Cash Equivalents and Restricted Cash	(490)	64
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	1,624	974
Cash, Cash Equivalents and Restricted Cash at End of the Period	$1,134	$1,038

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

Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2021.

On June 7, 2021 (the “Closing Date”), we completed the previously announced acquisition of Cooper Tire & Rubber Company (“Cooper Tire”), pursuant to the terms of the Agreement and Plan of Merger, dated as of February 22, 2021 (the “Merger Agreement”), by and among Goodyear, Vulcan Merger Sub Inc., a direct, wholly owned subsidiary of Goodyear (“Merger Sub”), and Cooper Tire.  On the Closing Date, Merger Sub merged with and into Cooper Tire, with Cooper Tire surviving the merger and becoming a wholly owned subsidiary of Goodyear (the “Merger”). As a result of the Merger, Cooper Tire, along with its subsidiaries, became subsidiaries of Goodyear. For further information about the Merger, refer to Note to the Consolidated Financial Statements No. 2, Cooper Tire Acquisition.

Recently Adopted Accounting Standards

Effective January 2021, we adopted an accounting standards update which eliminates differences in practice among fair value accounting for investments in equity securities, equity method investments and certain derivative instruments. The adoption of this standards update did not have a material impact on our consolidated financial statements.

Acquisitions

We include the results of operations of the businesses in which we acquire a controlling financial interest in our consolidated financial statements beginning as of the acquisition date. On the acquisition date, we recognize, separate from goodwill, the assets acquired, including separately identifiable intangible assets, and the liabilities assumed at their fair values. The excess of the consideration transferred over the fair values assigned to the net identifiable assets and liabilities assumed of the acquired business is recognized as goodwill. Transaction costs are recognized separately from the acquisition and are expensed as incurred.

Principles of Consolidation

The consolidated financial statements include the accounts of all legal entities in which we hold a controlling financial interest. A controlling financial interest generally arises from our ownership of a majority of the voting shares of our subsidiaries. We would also hold a controlling financial interest in variable interest entities if we are considered to be the primary beneficiary. Investments in companies in which we do not own a majority interest and we have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. Investments in other companies are primarily carried at cost. All intercompany balances and transactions have been eliminated in consolidation.

Restricted Cash

The following table provides a reconciliation of Cash, Cash Equivalents and Restricted Cash as reported within the Consolidated Statements of Cash Flows:

	June 30,
(In millions)	2021	2020
Cash and Cash Equivalents	$1,030	$1,006
Restricted Cash(1)	104	32
Total Cash, Cash Equivalents and Restricted Cash	$1,134	$1,038

(1) Includes Cooper Tire restricted cash of $50 million at June 30, 2021.

Restricted Cash primarily represents amounts required to be set aside in relation to (i) change-in-control provisions of certain Cooper Tire compensation plans and (ii) accounts receivable factoring programs. The restrictions lapse as the compensation payments are made or when cash from factored accounts receivable is remitted to the purchaser of those receivables, respectively. At June 30, 2021, $86 million and $18 million were recorded in Prepaid Expenses and Other Current Assets and Other Assets in the Consolidated Balance Sheets, respectively. At June 30, 2020, $32 million was included in Prepaid Expenses and Other Current Assets.

Reclassifications and Adjustments

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation. In the second quarter of 2021, we recorded an out of period adjustment of $8 million of income related to accrued freight charges in Americas. Additionally, in the first quarter of 2021, we recorded out of period adjustments totaling $20 million of expense, primarily related to the valuation of inventory in Americas. The adjustments relate to the years, and interim periods therein, of 2016 to 2020. The adjustments did not have a material effect on any of the periods impacted.

NOTE 2. COOPER TIRE ACQUISITION

On June 7, 2021, we completed our acquisition of all of the outstanding shares of common stock of Cooper Tire pursuant to the terms of the Merger Agreement. Cooper Tire’s results of operations have been included in our consolidated financial statements since the Closing Date. Cooper Tire stockholders received $41.75 per share in cash and a fixed exchange ratio of 0.907 shares of Goodyear common stock per share of Cooper Tire common stock (the "Merger Consideration") as consideration pursuant to the terms of the Merger Agreement, which amounted to approximately $3.1 billion. The acquisition will expand Goodyear’s product offering by combining two portfolios of complementary brands.

We used the net proceeds from the issuance of new senior notes with an aggregate principal amount of $1.45 billion, together with cash on hand and borrowings under our first lien revolving credit facility, to finance the acquisition of Cooper Tire and related transaction costs. For further information regarding the new senior notes and the first lien revolving credit facility, refer to Note to the Consolidated Financial Statements No. 9, Financing Arrangements and Derivative Financial Instruments.

The calculation of the Merger Consideration is as follows:

(In millions, except share and per share amounts)	Shares	Per Share (4)	Total
Cash paid for Cooper Tire Shares(1)			$2,121
Cash paid for other Cooper Tire incentive compensation awards(2)			34
Cash component of the Merger Consideration			$2,155
Shares of Goodyear Common Stock issued to Cooper Tire Stockholders(3)	46,060,349	$20.46	942
Merger Consideration			$3,097

(1)
The cash component of the Merger Consideration is computed based on 100% of the outstanding shares of Cooper Tire common stock, including shares issuable pursuant to the conversion of certain equity-based awards outstanding under Cooper Tire’s equity-based incentive compensation plans (“Cooper Tire Shares”), being exchanged, in part, for the per share cash amount of $41.75. Awards outstanding under Cooper Tire equity-based incentive compensation plans that were converted include Cooper Tire restricted stock units and Cooper Tire performance stock units. These Cooper Tire equity-based awards were canceled and each share equivalent unit was converted, as appropriate, into the Merger Consideration.

(In millions, except share and per share amounts)	Shares	Per Share	Total
Shares of Cooper Tire Common Stock outstanding as of the Closing Date	50,523,922
Shares issuable pursuant to conversion of share units outstanding under Cooper Tire equity-based compensation plans	269,238
Cooper Tire Shares	50,793,160	$41.75	$2,121
(2)
Cash consideration for the settlement of outstanding Cooper Tire stock options, Cooper Tire performance cash units and Cooper Tire notional deferred stock units, all of which were cancelled at the Closing Date and paid in cash.
(3)
The stock component of the Merger Consideration is computed based on a fixed exchange ratio of 0.907 shares of Goodyear common stock per Cooper Tire Share being exchanged. Shares issued of 46,060,349 are comprised of 45,824,480 of newly issued shares and 235,869 of shares issued from treasury.

	Shares	Exchange Ratio	Total
Cooper Tire Shares	50,793,160
Less: Cooper Tire Shares settled in cash(5)	9,975
	50,783,185	0.907	46,060,349
(4)
Represents the closing market price of our common stock as of June 4, 2021, the last trading day prior to the Closing Date.
(5)
Represents fractional and certain other shares that were settled in cash.

The following table presents supplemental cash flow information related to the acquisition of Cooper Tire:

(In millions)
Cash component of the Merger Consideration	$2,155
Less:
Cash acquired	231
Restricted cash acquired	68
Acquisition of Cooper Tire, net of cash and restricted cash acquired	$1,856

The Consolidated Statements of Cash Flows are presented net of the stock component of the Merger Consideration, which represents a non-cash transaction.

The Merger Consideration was allocated on a preliminary basis as of the Closing Date. Assets acquired and liabilities assumed were recorded at estimated fair values based on management’s estimates, available information, and supportable assumptions that management considered reasonable. Under the acquisition method of accounting, the identifiable assets acquired and liabilities assumed of Cooper Tire are recognized and measured at fair value. The determination of the fair values of certain assets acquired, including Inventories, Property, Plant and Equipment, Goodwill, Intangible Assets, and Deferred Income Taxes, is dependent upon completion of further fair value analysis by the Company. The determination of the fair values of certain liabilities assumed is dependent upon completion of certain actuarial and other valuations and studies. Given the complex nature of the related valuations and analyses to be completed and the timing of the acquisition, the preliminary purchase price allocation is subject to change. The final valuation of assets acquired and liabilities assumed may be materially different from the estimated values shown below.

The following table sets forth the preliminary allocation of the Merger Consideration to the identifiable tangible and intangible assets acquired and liabilities assumed of Cooper Tire, with the excess recorded to Goodwill:

(In millions)	As of June 7, 2021
Cash and Cash Equivalents	$231
Accounts Receivable	621
Inventories	693
Property, Plant and Equipment	1,372
Goodwill	475
Intangible Assets	1,086
Other Assets	362
4,840

Accounts Payable — Trade	464
Compensation and Benefits	386
Debt, Finance Leases and Notes Payable and Overdrafts	151
Deferred Tax Liabilities, net	347
Other Liabilities	374
Minority Equity	21
1,743
Merger Consideration	$3,097

The estimated value of Inventory includes adjustments totaling $230 million, comprised of $121 million to adjust inventory valued on a last-in, first-out ("LIFO") basis to a current cost basis and $109 million to step-up inventory to estimated fair value. The fair value step-up will amortize to Cost of Goods Sold ("CGS") as the related inventory is sold, which negatively impacted the second quarter of 2021 by $38 million. We have eliminated the LIFO reserve on Cooper Tire’s U.S. inventories as we predominately determine the value of our inventory using the first-in, first-out ("FIFO") method. To estimate the fair value of inventory, we considered the components of Cooper Tire’s inventory, as well as estimates of selling prices and selling and distribution costs that were based on Cooper Tire’s historical experience.

The estimated value of Property, Plant and Equipment includes adjustments totaling $175 million to increase the net book value of $1,197 million to the preliminary fair value estimate of $1,372 million. This estimate is based on other comparable acquisitions and historical experience, and preliminary expectations as to the duration of time we expect to realize benefits from those assets, as we do not yet have sufficient information as to the underlying condition of Cooper Tire’s fixed assets.

The estimated fair values of identifiable intangible assets acquired were prepared using an income valuation approach, which requires a forecast of expected future cash flows either through the use of the relief-from-royalty method or the multi-period excess earnings method. The estimated useful lives are based on our historical experience and expectations as to the duration of time we expect to realize benefits from those assets. The estimated fair values of the identifiable intangible assets acquired, their estimated useful lives and the related valuation methodology are as follows:

(In millions)	Preliminary Fair Value	Range of Useful Lives	Valuation Methodology
Trade names (indefinite-lived)	$310	N/A	Relief-from-royalty
Trade names (definite-lived)	40	13-15 years	Relief-from-royalty
Customer relationships	730	7-16 years	Multi-period excess earnings
Non-compete and other	6
	$1,086

At the Closing Date, all of the calculated Goodwill of $475 million was allocated to our Americas segment. The goodwill consists of expected future economic benefits that will arise from expected future product sales, operating efficiencies and other synergies that may result from the Merger, including income tax synergies, and is not deductible for tax purposes.

Net sales and earnings related to Cooper Tire’s operations that have been included in our Consolidated Statements of Operations for the period from the Closing Date through June 30, 2021 are as follows:

(In millions)
Net Sales	$256
Income (Loss) before Income Taxes	(20)
Goodyear Net Income (Loss)	(6)

During the three and six months ended June 30, 2021, we incurred transaction and other costs in connection with the Merger totaling $48 million and $55 million, respectively, including $10 million for a commitment fee related to a bridge term loan facility that was not utilized to finance the transaction and $6 million related to the post-combination settlement of certain Cooper Tire incentive compensation awards during the second quarter of 2021. In the three and six months ended June 30, 2021, $42 million and $49 million of these costs, respectively, are included in Other (Income) Expense, with the remainder included in CGS and Selling, Administrative and General Expense ("SAG") in our Consolidated Statements of Operations.

Pro forma financial information

The following table summarizes, on a pro forma basis, the combined results of operations of Goodyear and Cooper Tire as though the acquisition and the related financing had occurred as of January 1, 2020. The pro forma results are not necessarily indicative of either the actual consolidated results had the acquisition of Cooper Tire occurred on January 1, 2020, nor are they indicative of future consolidated operating results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Net Sales	$4,563	$2,655	$8,744	$6,253
Income (Loss) before Income Taxes	232	(957)	320	(1,638)
Goodyear Net Income (Loss)	167	(748)	220	(1,612)

These pro forma amounts have been calculated after applying Goodyear’s accounting policies and making certain adjustments, which primarily include: (i) depreciation adjustments relating to fair value step-ups to property, plant and equipment; (ii) amortization adjustments relating to fair value estimates of acquired intangible assets; (iii) incremental interest expense associated with the $1.45 billion senior note issuance and additional borrowings under our first lien revolving credit facility used, in part, to fund the acquisition, related debt issuance costs, and fair value adjustments related to Cooper Tire's debt; (iv) CGS adjustments relating to fair value step-ups to inventory and the change from LIFO to FIFO; (v) executive severance and stock-based compensation that was accelerated and settled on the Closing Date; and (vi) transaction related costs of both Goodyear and Cooper Tire.

NOTE 3. NET SALES

The following tables show disaggregated net sales from contracts with customers by major source:

	Three Months Ended June 30, 2021
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$1,777	$1,085	$455	$3,317
Other tire and related sales	170	114	22	306
Retail services and service related sales	155	29	15	199
Chemical sales	149	—	—	149
Other	5	2	1	8
Net Sales by reportable segment	$2,256	$1,230	$493	$3,979

	Three Months Ended June 30, 2020
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$835	$595	$304	$1,734
Other tire and related sales	118	63	14	195
Retail services and service related sales	128	17	16	161
Chemical sales	49	—	—	49
Other	4	1	—	5
Net Sales by reportable segment	$1,134	$676	$334	$2,144

	Six Months Ended June 30, 2021
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$3,171	$2,207	$909	$6,287
Other tire and related sales	310	193	44	547
Retail services and service related sales	291	57	31	379
Chemical sales	262	—	—	262
Other	9	4	2	15
Net Sales by reportable segment	$4,043	$2,461	$986	$7,490

	Six Months Ended June 30, 2020
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$2,141	$1,499	$647	$4,287
Other tire and related sales	260	135	46	441
Retail services and service related sales	261	35	28	324
Chemical sales	140	—	—	140
Other	5	2	1	8
Net Sales by reportable segment	$2,807	$1,671	$722	$5,200

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

When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue included in Other Current Liabilities in the Consolidated Balance Sheets totaled $24 million and $23 million at June 30, 2021 and December 31, 2020, respectively. Deferred revenue included in Other Long Term Liabilities in the Consolidated Balance Sheets totaled $21 million and $27 million at June 30, 2021 and December 31, 2020, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.

The following table presents the balance of deferred revenue related to contracts with customers, and changes during the six months ended June 30, 2021:

(In millions)
Balance at December 31, 2020	$50
Revenue deferred during period	71
Revenue recognized during period	(76)
Impact of foreign currency translation	—
Balance at June 30, 2021	$45

NOTE 4. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS

In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce high-cost and excess manufacturing capacity and operating and administrative costs.

The following table presents a roll-forward of the liability balance between periods:

	Associate-
(In millions)	Related Costs	Other Costs	Total
Balance at December 31, 2020	$200	$—	$200
2021 Charges	48	20	68
Incurred, net of foreign currency translation of $(5) million and $0 million, respectively	(108)	(20)	(128)
Reversed to the Statement of Operations	—	—	—
Balance at June 30, 2021	$140	$—	$140

During the first quarter of 2021, we approved a plan primarily designed to reduce SAG in Europe, Middle East and Africa (“EMEA”). We have $19 million accrued related to this plan at June 30, 2021, which is expected to be substantially paid through 2021.

During the first quarter of 2021, we increased by $32 million the estimated total cost of our previously announced plan to permanently close our Gadsden, Alabama tire manufacturing facility (“Gadsden”), primarily to reflect our decision to transfer additional machinery and equipment from Gadsden to other tire manufacturing facilities. We have $22 million accrued at June 30, 2021 related to this plan, which is expected to be substantially paid through 2021. In addition, we increased by $8 million and $29 million in the second quarter and first half of 2021, respectively, the estimated total cost of our previously announced plan to modernize two of our tire manufacturing facilities in Germany, primarily to increase expected associate severance costs based on actual payout history to date and the mix of associates electing lump sum vs. annuity settlements. We have $53 million accrued at June 30, 2021 related to this plan, which is expected to be substantially paid through 2022.

The remainder of the accrual balance at June 30, 2021 is expected to be substantially utilized in the next 12 months and includes $12 million related to global plans to reduce SAG headcount, $8 million related to plans to reduce manufacturing headcount and improve operating efficiency in EMEA, $6 million related to the closed Amiens, France tire manufacturing facility, and $5 million related to a plan primarily to offer voluntary buy-outs to certain associates at Gadsden.

The following table shows net rationalization charges included in Income (Loss) before Income Taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Current Year Plans
Associate Severance and Other Related Costs	$—	$64	$20	$66
Benefit Plan Curtailments/Settlements/Termination Benefits	—	5	—	5
Other Exit Costs	—	2	—	2
Current Year Plans - Net Charges	$—	$71	$20	$73

Prior Year Plans
Associate Severance and Other Related Costs	$8	$27	$28	$33
Benefit Plan Curtailments/Settlements/Termination Benefits	—	—	—	(4)
Other Exit Costs	10	1	20	6
Prior Year Plans - Net Charges	18	28	48	35
Total Net Charges	$18	$99	$68	$108
Asset Write-off and Accelerated Depreciation Charges(1)	$—	$86	$—	$90
(1)
Asset write-off and accelerated depreciation charges for the three and six months ended June 30, 2020 are primarily related to the permanent closure of Gadsden.

Substantially all of the new charges for the three and six months ended June 30, 2021 and 2020 related to future cash outflows. Net current year plan charges for the six months ended June 30, 2021 primarily related to a plan to reduce SAG headcount in EMEA. Net current year plan charges for the three and six months ended June 30, 2020 primarily related to the permanent closure of Gadsden, including a $5 million termination benefits charge for one of our defined benefit pension plans.

Net prior year plan charges for the three and six months ended June 30, 2021 included $7 million and $21 million, respectively, related to the modernization of two of our tire manufacturing facilities in Germany, $9 million and $17 million, respectively, related to Gadsden, and $2 million and $8 million, respectively, related to various plans to reduce manufacturing headcount and improve operating efficiency in EMEA. Net prior year plan charges for the three and six months ended June 30, 2020 included $25 million related to additional termination benefits for associates at the closed Amiens, France manufacturing facility. Refer to Note to the Consolidated Financial Statements No. 13, Commitments and Contingent Liabilities. In addition, net prior year plan charges for the six months ended June 30, 2020 included $6 million related to the plan to modernize two of our tire manufacturing facilities in Germany and $4 million related to the plan primarily to offer voluntary buy-outs to certain associates at Gadsden. Net prior year plan charges for the six months ended June 30, 2020 also included a curtailment credit of $4 million for a postretirement benefit plan related to the exit of employees under an approved rationalization plan.

Ongoing rationalization plans had approximately $740 million in charges incurred prior to 2021 and approximately $70 million is expected to be incurred in future periods.

Approximately 60 associates will be released under new plans initiated in 2021. In the first six months of 2021, approximately 200 associates were released under plans initiated in prior years. Approximately 300 associates remain to be released under all ongoing rationalization plans.

NOTE 5. OTHER (INCOME) EXPENSE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Non-service related pension and other postretirement benefits cost	$32	$25	$49	$51
Interest income on a favorable indirect tax ruling in Brazil	(48)	—	(48)	—
Financing fees and financial instruments expense	17	5	25	12
Net foreign currency exchange (gains) losses	—	4	10	3
General and product liability expense - discontinued products	2	2	3	4
Royalty income	(5)	(4)	(10)	(9)
Net (gains) losses on asset sales	—	3	—	2
Interest income	(5)	(3)	(11)	(6)
Transaction costs	32	—	39	—
Miscellaneous (income) expense	5	2	7	4
	$30	$34	$64	$61

Non-service related pension and other postretirement benefits cost consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost, as well as curtailments and settlements which are not related to rationalization plans. For further information, refer to Note to the Consolidated Financial Statements No. 11, Pension, Savings and Other Postretirement Benefit Plans.

We, along with other companies, have previously filed various claims with the Brazilian tax authorities challenging the legality of the government's calculation of certain indirect taxes dating back to 2001. During the second quarter of 2021, the Brazilian Supreme Court rendered a final ruling that was favorable to companies on the remaining open aspects of these claims. As a result of this ruling, we recorded a gain in CGS of $69 million and related interest income of $48 million in Other (Income) Expense.

Financing fees and financial instruments expense consists of commitment fees and charges incurred in connection with financing transactions. Financing fees and financial instruments expense for the three and six months ended June 30, 2021 include a $10 million charge for a commitment fee on a bridge term loan facility related to the Cooper Tire acquisition that was not utilized and was terminated upon the closing of the transaction.

Net foreign currency exchange (gains) losses include $7 million of expense in the first quarter of 2021 related to the out of period adjustments discussed in Note to the Consolidated Financial Statements No. 1, Accounting Policies.

Transaction costs include legal, consulting and other expenses incurred by us in connection with the Cooper Tire acquisition.

Other (Income) Expense also includes general and product liability expense - discontinued products, which consists of charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries; royalty income which is derived primarily from licensing arrangements; net (gains) and losses on asset sales; and interest income.

NOTE 6. INCOME TAXES

For the second quarter of 2021, we recorded income tax expense of $27 million on income before income taxes of $98 million. For the first six months of 2021, we recorded income tax expense of $42 million on income before income taxes of $131 million. Income tax expense for the three and six months ended June 30, 2021 includes net discrete benefits of $32 million and $29 million, respectively, primarily related to adjusting our deferred tax assets in England for an enacted increase in the tax rate, partially offset by net discrete charges for various items, including the settlement of a tax audit in Poland.

For the second quarter of 2020, we recorded an income tax benefit of $186 million on a loss before income taxes of $889 million. For the first six months of 2020, we recorded income tax expense of $63 million on a loss before income taxes of $1,257 million. Income tax expense (benefit) for the three and six months ended June 30, 2020 includes net discrete charges of $2 million and $293 million, respectively, primarily related to the establishment of a $295 million valuation allowance on certain deferred tax assets for foreign tax credits during the first quarter of 2020.

We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for the three and six months ended June 30, 2021 primarily relates to the tax on a favorable indirect tax ruling in Brazil, losses in foreign jurisdictions in which no tax benefits are recorded, and the discrete items noted above. The difference between our effective tax rate and the U.S. statutory rate of 21% for the three and six months ended June 30, 2020 primarily relates to the discrete items noted above, a non-cash goodwill impairment charge of $182 million, and forecasted losses for the full year in foreign jurisdictions in which no tax benefits are recorded, which were accentuated during 2020 by business interruptions resulting from the COVID-19 pandemic.

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

At June 30, 2021 and December 31, 2020, we had approximately $800 million and $1.2 billion of U.S. federal, state and local net deferred tax assets, respectively, net of valuation allowances totaling $368 million primarily for foreign tax credits with limited lives. At June 30, 2021, approximately $500 million of these U.S. net deferred tax assets have unlimited lives and approximately $300 million have limited lives and expire between 2025 and 2041. The decrease in our U.S. net deferred tax assets from December 31, 2020 primarily reflects the establishment of deferred tax liabilities for the tax impacts of certain fair value and other purchase accounting adjustments related to the Cooper Tire acquisition. In the U.S., we have a cumulative loss for the three-year period ending June 30, 2021. However, as the three-year cumulative loss in the U.S. is driven by business disruptions created by the COVID-19 pandemic, primarily in 2020, we also considered other objectively verifiable information in assessing our ability to utilize our net deferred tax assets, including recent favorable recovery trends in the tire industry and our tire volume as well as expected continued improvement. In addition, the Cooper Tire acquisition is expected to generate incremental domestic earnings and provide opportunities for cost and other operating synergies to further improve our U.S. profitability. These favorable trends, together with tax planning strategies, may provide sufficient objectively verifiable information to reverse a portion or all of our U.S. valuation allowances for foreign tax credits within the next twelve months.

At June 30, 2021 and December 31, 2020, our U.S. net deferred tax assets included $150 million and $133 million, respectively, of foreign tax credits with limited lives, net of valuation allowances of $328 million, generated primarily from the receipt of foreign dividends. Our earnings and forecasts of future profitability, taking into consideration recent trends, along with three significant sources of foreign income provide us sufficient positive evidence that we will be able to utilize our remaining foreign tax credits that expire between 2025 and 2031. Our sources of foreign income are (1) 100% of our domestic profitability can be re-characterized as foreign source income under current U.S. tax law to the extent domestic losses have offset foreign source income in prior years, (2) annual net foreign source income, exclusive of dividends, primarily from royalties, and (3) tax planning strategies, including capitalizing research and development costs, accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, and reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, all of which would increase our domestic profitability.

We consider our current forecasts of future profitability in assessing our ability to realize our deferred tax assets, including our foreign tax credits. As noted above, these forecasts include the impact of recent trends, including various macroeconomic factors such as the impact of the COVID-19 pandemic, on our profitability, as well as the impact of tax planning strategies.

Macroeconomic factors, including the impact of the COVID-19 pandemic, possess a high degree of volatility and can significantly impact our profitability. As such, there is a risk that future earnings will not be sufficient to fully utilize our U.S. net deferred tax assets, including our remaining foreign tax credits. However, we believe our forecasts of future profitability along with the three significant sources of foreign income described above provide us sufficient positive, objectively verifiable evidence to conclude that it is more likely than not that, at June 30, 2021, our U.S. net deferred tax assets, including our foreign tax credits, net of valuation allowances, will be fully utilized.

At June 30, 2021 and December 31, 2020, we had approximately $1.4 billion and $1.3 billion of foreign deferred tax assets, and valuation allowances of $1.1 billion. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of approximately $933 million on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances having a significant impact on our financial position or results of operations will exist within the next twelve months.

For the six months ended June 30, 2021, changes to our unrecognized tax benefits did not, and for the full year of 2021 are not expected to, have a significant impact on our financial position or results of operations.

We are open to examination in the United States for 2020 and in Germany from 2018 onward. Cooper Tire, our newly acquired wholly owned subsidiary, is open to examination in the United States from 2017 onward. Generally, for our remaining tax jurisdictions, years from 2016 onward are still open to examination.

NOTE 7. EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are calculated to reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock.

Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2021	2020	2021	2020
Earnings (loss) per share — basic:
Goodyear net income (loss)	$67	$(696)	$79	$(1,315)
Weighted average shares outstanding	244	234	239	234
Earnings (loss) per common share — basic	$0.27	$(2.97)	$0.33	$(5.62)

Earnings (loss) per share — diluted:
Goodyear net income (loss)	$67	$(696)	$79	$(1,315)
Weighted average shares outstanding	244	234	239	234
Dilutive effect of stock options and other dilutive securities	3	—	3	—
Weighted average shares outstanding — diluted	247	234	242	234
Earnings (loss) per common share — diluted	$0.27	$(2.97)	$0.32	$(5.62)

Weighted average shares outstanding — diluted for the three and six months ended June 30, 2021 excludes approximately 2 million equivalent shares related to options with exercise prices greater than the average market price of our common shares (i.e., "underwater" options). Weighted average shares outstanding — diluted for the three and six months ended June 30, 2020 excludes approximately 9 million equivalent shares related to underwater options. At June 30, 2020, there were no options with exercise prices less than the average market price of our common shares (i.e., “in-the-money” options).

NOTE 8. BUSINESS SEGMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Sales:
Americas	$2,256	$1,134	$4,043	$2,807
Europe, Middle East and Africa	1,230	676	2,461	1,671
Asia Pacific	493	334	986	722
Net Sales	$3,979	$2,144	$7,490	$5,200
Segment Operating Income (Loss):
Americas	$233	$(287)	$347	$(287)
Europe, Middle East and Africa	43	(110)	117	(163)
Asia Pacific	23	(34)	61	(28)
Total Segment Operating Income (Loss)	$299	$(431)	$525	$(478)
Less:
Goodwill and other asset impairments	$—	$148	$—	$330
Rationalizations (Note 4)	18	99	68	108
Interest expense	97	85	176	158
Other (income) expense (Note 5)	30	34	64	61
Asset write-offs and accelerated depreciation (Note 4)	—	86	—	90
Corporate incentive compensation plans	24	7	33	10
Retained expenses of divested operations	4	1	7	3
Other	28	(2)	46	19
Income (Loss) before Income Taxes	$98	$(889)	$131	$(1,257)

Goodwill and other asset impairments; rationalizations, as described in Note to the Consolidated Financial Statements No. 4, Costs Associated with Rationalization Programs; net (gains) losses on asset sales, as described in Note to the Consolidated Financial Statements No. 5, Other (Income) Expense; and asset write-offs and accelerated depreciation were not charged to the strategic business units ("SBUs") for performance evaluation purposes but were attributable to the SBUs as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Goodwill and Other Asset Impairments:
Americas	$—	$148	$—	$148
Europe, Middle East and Africa	—	—	—	182
Total Segment Goodwill and Other Asset Impairments	$—	$148	$—	$330

Rationalizations:
Americas	$8	$69	$18	$72
Europe, Middle East and Africa	7	30	44	36
Total Segment Rationalizations	$15	$99	$62	$108
Corporate	3	—	6	—
	$18	$99	$68	$108

Net (Gains) Losses on Asset Sales:
Europe, Middle East and Africa	$—	$3	$—	$2
Total Segment Net (Gains) Losses on Asset Sales	$—	$3	$—	$2

Asset Write-offs and Accelerated Depreciation:
Americas	$—	$86	$—	$89
Europe, Middle East and Africa	—	—	—	1
Total Segment Asset Write-offs and Accelerated Depreciation	$—	$86	$—	$90

The following table presents segment assets:

	June 30,	December 31,
(In millions)	2021	2020
Assets
Americas	$9,902	$6,666
Europe, Middle East and Africa	5,366	4,825
Asia Pacific	3,143	2,725
Total Segment Assets	18,411	14,216
Corporate(1)	2,769	2,290
	$21,180	$16,506
(1)
Corporate includes substantially all of our U.S. net deferred tax assets.

The increases from December 31, 2020 were driven by the acquisition of Cooper Tire.

NOTE 9. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

At June 30, 2021, we had total credit arrangements of $11,951 million, of which $4,112 million were unused. At that date, 23% of our debt was at variable interest rates averaging 2.98%.

Notes Payable and Overdrafts, Long Term Debt and Finance Leases due Within One Year and Short Term Financing Arrangements

At June 30, 2021, we had short term committed and uncommitted credit arrangements totaling $968 million, of which $479 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.

The following table presents amounts due within one year:

	June 30,	December 31,
(In millions)	2021	2020
Chinese credit facilities	$96	$163
Other foreign and domestic debt	363	243
Notes Payable and Overdrafts	$459	$406
Weighted average interest rate	4.05%	4.52%

Chinese credit facilities	$90	$13
Other foreign and domestic debt (including finance leases)	445	139
Long Term Debt and Finance Leases due Within One Year	$535	$152
Weighted average interest rate	3.29%	4.43%
Total obligations due within one year	$994	$558

Long Term Debt and Finance Leases and Financing Arrangements

At June 30, 2021, we had long term credit arrangements totaling $10,983 million, of which $3,633 million were unused.

The following table presents long term debt and finance leases, net of unamortized discounts, and interest rates:

	June 30, 2021		December 31, 2020
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
5.125% due 2023	$—		$1,000
3.75% Euro Notes due 2023	297		307
9.5% due 2025	803		803
5% due 2026	900		900
4.875% due 2027	700		700
7.625% due 2027	136		—
7% due 2028	150		150
5% due 2029	850		—
5.25% due April 2031	550		—
5.25% due July 2031	600		—
5.625% due 2033	450		—
Credit Facilities:
First lien revolving credit facility due 2026	—	—	—	—
Second lien term loan facility due 2025	400	2.09%	400	2.15%
European revolving credit facility due 2024	—	—	—	—
Pan-European accounts receivable facility	246	1.15%	291	1.18%
Mexican credit facility	200	1.82%	152	1.87%
Chinese credit facilities	314	4.34%	212	4.49%
Other foreign and domestic debt(1)	712	3.03%	451	3.22%
	7,308		5,366
Unamortized deferred financing fees	(54)		(32)
	7,254		5,334
Finance lease obligations(2)	259		250
	7,513		5,584
Less portion due within one year	(535)		(152)
	$6,978		$5,432

(1)
Interest rates are weighted average interest rates primarily related to various foreign credit facilities with customary terms and conditions.
(2)
Includes non-cash financing additions of $10 million during the six month period ended June 30, 2021.

NOTES

At June 30, 2021, we had $5,436 million of outstanding notes, compared to $3,860 million at December 31, 2020. The increase from December 31, 2020 was primarily due to the issuance of $1.45 billion of senior notes to fund a portion of the acquisition of Cooper Tire.

$550 million 5.25% Senior Notes due April 2031 and $450 million 5.625% Senior Notes due 2033

On April 6, 2021, we issued $550 million in aggregate principal amount of 5.25% senior notes due 2031 and $450 million in aggregate principal amount of 5.625% senior notes due 2033. The proceeds from these notes, together with cash and cash equivalents, were used to redeem our existing $1.0 billion 5.125% senior notes due 2023 in May 2021. These notes were sold at 100% of the principal amount and will mature on April 30, 2031 and 2033, respectively. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below.

We have the option to redeem these notes, in whole or in part, at any time prior to their maturity. If we elect to redeem these notes prior to three months before their maturity date, we will pay a redemption price equal to the greater of 100% of the principal amount of the notes redeemed and the sum of the present values of the remaining scheduled payments on the notes redeemed, discounted using a defined treasury rate plus 50 basis points, plus in each case accrued and unpaid interest to the redemption date. If we elect to redeem these notes on or after three months before their maturity date, we will pay a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date.

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

$1.0 billion 5.125% Senior Notes due 2023

On May 6, 2021, we repaid in full our $1.0 billion 5.125% senior notes due 2023 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest to the redemption date.

$850 million 5% Senior Notes due 2029 and $600 million 5.25% Senior Notes due July 2031

On May 18, 2021, we issued $850 million in aggregate principal amount of 5% senior notes due 2029 and $600 million in aggregate principal amount of 5.25% senior notes due 2031. The net proceeds from these notes, together with cash and cash equivalents and borrowings under our first lien revolving credit facility, were used to fund the cash portion of the consideration for the acquisition of Cooper Tire and related transaction costs. These notes were sold at 100% of the principal amount and will mature on July 15, 2029 and 2031, respectively. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below.

We have the option to redeem these notes, in whole or in part, at any time prior to their maturity. If we elect to redeem these notes prior to three months before their maturity date, we will pay a redemption price equal to the greater of 100% of the principal amount of the notes redeemed and the sum of the present values of the remaining scheduled payments on the notes redeemed, discounted using a defined treasury rate plus 50 basis points, plus in each case accrued and unpaid interest to the redemption date. If we elect to redeem these notes on or after three months before their maturity date, we will pay a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date.

The terms of the indenture for these notes, among other things, limit our ability and the ability of certain of our subsidiaries to (i) incur certain liens, (ii) engage in sale and leaseback transactions, and (iii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications.

$136 million 7.625% Senior Notes due 2027 of Cooper Tire

Following the Cooper Tire acquisition, $117 million in aggregate principal amount of Cooper Tire's 7.625% senior notes due 2027 remain outstanding. These notes also include a $19 million fair value step-up, which will be amortized to interest expense over the remaining life of the notes. These notes will mature on March 15, 2027 and are unsecured senior obligations of Cooper Tire. These notes are not redeemable prior to maturity.

The terms of the indenture for these notes, among other things, limit the ability of Cooper Tire and certain of its subsidiaries to (i) incur certain liens, (ii) enter into certain sale/leaseback transactions and (iii) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets. These covenants are subject to significant exceptions and qualifications.

CREDIT FACILITIES

$2.75 billion Amended and Restated First Lien Revolving Credit Facility due 2026

On June 7, 2021, we amended and restated our $2.0 billion first lien revolving credit facility.  Changes to the facility include extending the maturity to June 8, 2026, increasing the amount of the facility to $2.75 billion, and including Cooper Tire's accounts receivable and inventory in the borrowing base for the facility.  The interest rate for loans under the facility decreased by 50 basis points to LIBOR plus 125 basis points, based on our current liquidity as described below.

Our amended and restated first lien revolving credit facility is available in the form of loans or letters of credit.  Up to $800 million in letters of credit and $50 million of swingline loans are available for issuance under the facility.  Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million.

Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries, including, as of July 2, 2021, Cooper Tire and certain of its subsidiaries. Our obligations under the facility and our subsidiaries' obligations under the related guarantees are secured by first priority security interests in a variety of collateral.

Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks in an amount not to exceed $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million.  To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion.  As of June 30, 2021, our borrowing base, and therefore our availability, under this facility was $423 million below the facility's stated amount of $2.75 billion.

The facility has customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in our business or financial condition since December 31, 2020. The facility also has customary defaults, including a cross-default to material indebtedness of Goodyear and our subsidiaries.

If Available Cash (as defined in the facility) plus the availability under the facility is greater than $750 million, amounts drawn under the facility will bear interest, at our option, at (i) 125 basis points over LIBOR or (ii) 25 basis points over an alternative base rate (the higher of (a) the prime rate, (b) the federal funds effective rate or the overnight bank funding rate plus 50 basis points or (c) LIBOR plus 100 basis points). If Available Cash plus the availability under the facility is equal to or less than $750 million, then amounts drawn under the facility will bear interest, at our option, at (i) 150 basis points over LIBOR or (ii) 50 basis points over an alternative base rate. Undrawn amounts under the facility will be subject to an annual commitment fee of 25 basis points.

At June 30, 2021, we had no borrowings and $19 million of letters of credit issued under the revolving credit facility. At December 31, 2020, we had no borrowings and $11 million of letters of credit issued under the revolving credit facility.

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

Our obligations under our second lien term loan facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries, including, as of July 2, 2021, Cooper Tire and certain of its subsidiaries, and are secured by second priority security interests in the same collateral securing the $2.75 billion first lien revolving credit facility.

At both June 30, 2021 and December 31, 2020, the amount outstanding under this facility was $400 million.

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

At both June 30, 2021 and December 31, 2020, there were no borrowings and no letters of credit outstanding under the European revolving credit facility.

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

At June 30, 2021, the amounts available and utilized under this program totaled $246 million (€207 million). At December 31, 2020, the amounts available and utilized under this program totaled $291 million (€237 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

For a description of the collateral securing the credit facilities described above as well as the covenants applicable to them, refer to Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments, in our 2020 Form 10-K.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At June 30, 2021, the gross amount of receivables sold was $518 million, compared to $451 million at December 31, 2020. The increase from December 31, 2020 is primarily due to the addition of Cooper Tire's off-balance sheet factoring programs.

Other Foreign Credit Facilities

A Mexican subsidiary and a U.S. subsidiary have a revolving credit facility in Mexico. At June 30, 2021, the amounts available and utilized under this facility were $200 million. At December 31, 2020, the amounts available and utilized under this facility were $200 million and $152 million, respectively. The facility ultimately matures in 2022, has covenants relating to the Mexican and U.S. subsidiary, and has customary representations and warranties and defaults relating to the Mexican and U.S. subsidiary’s ability to perform its respective obligations under the facility.

A Chinese subsidiary has several financing arrangements in China. At June 30, 2021 and December 31, 2020, the amounts available under these facilities were $931 million and $981 million, respectively. At June 30, 2021, the amount utilized under these facilities was $410 million, of which $96 million represented notes payable and $314 million represented long term debt. At June 30, 2021, $90 million of the long term debt was due within a year. At December 31, 2020, the amount utilized under these facilities was $375 million, of which $163 million represented notes payable and $212 million represented long term debt. At December 31, 2020, $13 million of the long term debt was due within a year. The facilities contain covenants relating to the Chinese subsidiary and have customary representations and warranties and defaults relating to the Chinese subsidiary’s ability to perform its obligations under the facilities. Certain of the facilities can only be used to finance the expansion of our manufacturing facility in China and, at June 30, 2021 and December 31, 2020, the unused amounts available under these facilities were $89 million and $99 million, respectively. Following the Cooper Tire acquisition, two of Cooper Tire's Chinese credit facilities remain outstanding. The amount available under these facilities was $29 million and they were not utilized as of June 30, 2021.

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

The following table presents the fair values for foreign currency hedge contracts that do not meet the criteria to be accounted for as cash flow hedging instruments:

	June 30,	December 31,
(In millions)	2021	2020
Fair Values — Current asset (liability):
Accounts receivable	$21	$1
Other current liabilities	(4)	(27)

At June 30, 2021 and December 31, 2020, these outstanding foreign currency derivatives had notional amounts of $1,335 million and $1,664 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction losses on derivatives of $14 million and net transaction gains on derivatives of $41 million for the three and six months ended June 30, 2021, respectively. Other (Income) Expense included net transaction losses on derivatives of $41 million and $3 million for the three and six months ended June 30, 2020, respectively. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.

The following table presents fair values for foreign currency hedge contracts that meet the criteria to be accounted for as cash flow hedging instruments:

	June 30,	December 31,
(In millions)	2021	2020
Fair Values — Current asset (liability):
Other current liabilities	$(2)	$(7)

At June 30, 2021 and December 31, 2020, these outstanding foreign currency derivatives had notional amounts of $48 million and $50 million, respectively, and primarily related to U.S. dollar denominated intercompany transactions. Based on our current forecasts, including the expected ongoing impacts of the COVID-19 pandemic, we believe that it is probable that the underlying hedge transactions will occur within an appropriate time frame in order to continue to qualify for cash flow hedge accounting treatment.

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

The following table presents the classification of changes in fair values of foreign currency contracts that meet the criteria to be accounted for as cash flow hedging instruments (before tax and minority):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Amount of gains (losses) deferred to Accumulated Other Comprehensive Loss ("AOCL")	$(1)	$(3)	$—	$20
Reclassification adjustment for amounts recognized in CGS	—	(4)	(2)	(8)

The estimated net amount of deferred gains at June 30, 2021 that are expected to be reclassified to earnings within the next twelve months is $1 million.

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

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheets at June 30, 2021 and December 31, 2020:

	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2021	2020	2021	2020	2021	2020	2021	2020
Assets:
Investments	$20	$11	$20	$11	$—	$—	$—	$—
Foreign Exchange Contracts	21	1	—	—	21	1	—	—
Total Assets at Fair Value	$41	$12	$20	$11	$21	$1	$—	$—

Liabilities:
Foreign Exchange Contracts	$6	$34	$—	$—	$6	$34	$—	$—
Total Liabilities at Fair Value	$6	$34	$—	$—	$6	$34	$—	$—

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding finance leases, at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
(In millions)	2021	2020
Fixed Rate Debt:(1)
Carrying amount — liability	$5,632	$4,094
Fair value — liability	5,924	4,283

Variable Rate Debt:(1)
Carrying amount — liability	$1,622	$1,240
Fair value — liability	1,617	1,197
(1)
Excludes Notes Payable and Overdrafts of $459 million and $406 million at June 30, 2021 and December 31, 2020, respectively, of which $282 million and $227 million, respectively, are at fixed rates and $177 million and $179 million, respectively, are at variable rates. The carrying value of Notes Payable and Overdrafts approximates fair value due to the short term nature of the facilities.

Long term debt with fair values of $6,070 million and $4,391 million at June 30, 2021 and December 31, 2020, respectively, were estimated using quoted Level 1 market prices. The carrying value of the remaining long term debt approximates fair value since the terms of financing agreements are similar to terms that could be obtained under current lending conditions.

NOTE 11. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS

We provide employees with defined benefit pension or defined contribution savings plans.

Defined benefit pension cost follows:

	U.S.		U.S.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Service cost	$2	$1	$3	$2
Interest cost	22	32	42	65
Expected return on plan assets	(46)	(48)	(88)	(97)
Amortization of net losses	26	28	54	55
Net periodic pension cost	$4	$13	$11	$25
Net curtailments/settlements/termination benefits	19	6	19	7
Total defined benefit pension cost	$23	$19	$30	$32

	Non-U.S.		Non-U.S.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Service cost	$8	$7	$15	$14
Interest cost	11	14	22	28
Expected return on plan assets	(12)	(13)	(22)	(27)
Amortization of prior service cost	1	—	1	1
Amortization of net losses	9	9	17	19
Net periodic pension cost	$17	$17	$33	$35
Net curtailments/settlements/termination benefits	—	—	—	1
Total defined benefit pension cost	$17	$17	$33	$36

The net funded (unfunded) status of Cooper Tire's defined benefit pension plans at the Closing Date was $12 million and $(62) million for their U.S. plans and non-U.S. plans, respectively. The net unfunded status of Cooper Tire's U.S. other postretirement benefits plan at the Closing Date was $(215) million.

Service cost is recorded in CGS or SAG. Other components of net periodic pension cost are recorded in Other (Income) Expense. Net curtailments, settlements and termination benefits are recorded in Other (Income) Expense or Rationalizations if related to a rationalization plan.

In the second quarter and first six months of 2021, pension settlement charges of $19 million were recorded in Other (Income) Expense.

In the second quarter and first six months of 2020, pension settlement charges of $1 million and $3 million, respectively, were recorded in Other (Income) Expense and a pension termination benefits charge of $5 million was recorded in Rationalizations, related to the exit of employees under an approved rationalization plan.

We also provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Other postretirement benefits expense for the three months ended June 30, 2021 and 2020 was $1 million and $2 million, respectively. Other postretirement benefits expense (credit) for the six months ended June 30, 2021 and 2020 was $3 million and $(1) million, respectively. The six months ended June 30, 2020 included a curtailment credit of $4 million in Rationalizations, related to the exit of employees under an approved rationalization plan.

We expect to contribute $50 million to $75 million to our funded pension plans in 2021. For the three and six months ended June 30, 2021, we contributed $5 million and $7 million, respectively, to our non-U.S. plans.

The expense recognized for our contributions to defined contribution savings plans for the three months ended June 30, 2021 and 2020 was $27 million and $20 million, respectively, and for the six months ended June 30, 2021 and 2020 was $55 million and $50 million, respectively.

NOTE 12. STOCK COMPENSATION PLANS

Our Board of Directors granted 0.6 million restricted stock units and 0.1 million performance share units during the six months ended June 30, 2021 under our stock compensation plans. We measure the fair value of grants of restricted stock units and performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $16.34 for restricted stock units and $19.21 for performance share units granted during the six months ended June 30, 2021.

We recognized stock-based compensation expense of $7 million and $11 million during the three and six months ended June 30, 2021, respectively. At June 30, 2021, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $26 million and is expected to be recognized over the remaining vesting period of the respective grants, through the first quarter of 2024. We recognized stock-based compensation expense of $8 million and $14 million during the three and six months ended June 30, 2020, respectively.

NOTE 13. COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters

We have recorded liabilities totaling $71 million and $64 million at June 30, 2021 and December 31, 2020, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $21 million and $16 million were included in Other Current Liabilities at June 30, 2021 and December 31, 2020, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.

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

Workers’ Compensation

We have recorded liabilities, on a discounted basis, totaling $202 million and $196 million for anticipated costs related to workers’ compensation at June 30, 2021 and December 31, 2020, respectively. Of these amounts, $34 million and $29 million were included in Current Liabilities as part of Compensation and Benefits at June 30, 2021 and December 31, 2020, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At June 30, 2021 and December 31, 2020, the liability was discounted using a risk-free rate of return. At June 30, 2021, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $25 million.

General and Product Liability and Other Litigation

We have recorded liabilities totaling $395 million and $285 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at June 30, 2021 and December 31, 2020, respectively. The increase from December 31, 2020 was primarily due to the acquisition of Cooper Tire. Of these amounts, $56 million and $38 million were included in Other Current Liabilities at June 30, 2021 and December 31, 2020, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at June 30, 2021, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.

We have recorded an indemnification asset within Accounts Receivable of $1 million and within Other Assets of $23 million for Sumitomo Rubber Industries, Ltd.'s ("SRI") obligation to indemnify us for certain product liability claims related to products manufactured by a formerly consolidated joint venture entity, subject to certain caps and restrictions.

Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and federal courts. To date, we have disposed of approximately 154,900 claims by defending, obtaining the dismissal thereof, or entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $568 million through June 30, 2021 and $563 million through December 31, 2020.

A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

	Six Months Ended	Year Ended
(Dollars in millions)	June 30, 2021	December 31, 2020
Pending claims, beginning of period	38,700	39,600
New claims filed	500	1,100
Claims settled/dismissed	(700)	(2,000)
Pending claims, end of period	38,500	38,700
Payments(1)	$7	$13
(1)
Represents cash payments made during the period by us and our insurers on asbestos litigation defense and claim resolution.

We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $147 million and $149 million at June 30, 2021 and December 31, 2020, respectively. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future may result in an increase in the recorded obligation, and that increase could be significant.

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

We recorded an insurance receivable related to asbestos claims of $88 million and $90 million at June 30, 2021 and December 31, 2020, respectively. We expect that approximately 60% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $13 million was included in Current Assets as part of Accounts Receivable at both June 30, 2021 and December 31, 2020. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.

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

Amiens Labor Claims

Approximately 850 former employees of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims totaling approximately €140 million ($166 million) against Goodyear France SAS. On May 28, 2020, Goodyear France SAS received a judgment from the labor court with respect to approximately 790 of these former employees. As a result of this ruling and settlement discussions to resolve these claims and other similar claims, we recognized €27 million ($30 million), primarily in 2020, for estimated additional termination benefits. During the first quarter of 2021, we reached settlement agreements with substantially all of the former employees and are filing appropriate proceedings with the labor court to conclude the related legal proceedings.  We will continue to defend ourselves against any remaining claims and any additional claims that may be asserted against us.

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

Guarantees

We have off-balance sheet financial guarantees and other commitments totaling $85 million and $73 million at June 30, 2021 and December 31, 2020, respectively. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. We generally do not require collateral in connection with the issuance of these guarantees.

In 2017, we issued a guarantee of approximately PLN165 million ($43 million) in connection with an indirect tax assessment in EMEA. This guarantee amount was subsequently increased to PLN181 million ($48 million). We have concluded our performance under this guarantee is not probable and, therefore, have not recorded a liability for this guarantee. In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of $46 million to an insurance company related to SRI's obligation to pay certain outstanding workers' compensation claims of a formerly consolidated joint venture entity. As of June 30, 2021, this guarantee amount has been reduced to $23 million. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to continue to decrease over time as the formerly consolidated joint venture entity pays its outstanding claims. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor, customer, or SRI. Except for the workers' compensation guarantee described above, the guarantees expire at various times through 2021. We are unable to estimate the extent to which our affiliates’, lessors’, customers’, or SRI's assets would be adequate to recover any payments made by us under the related guarantees.

NOTE 14. CAPITAL STOCK

Dividends

In the first six months of 2020, we paid cash dividends of $37 million on our common stock, all of which was paid in the first quarter of 2020. This amount excludes dividends earned on stock-based compensation plans of approximately $1 million. On April 16, 2020, we announced that we have suspended the quarterly dividend on our common stock.

Common Stock Repurchases

We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During the first six months of 2021, we did not repurchase any shares from employees.

Cooper Tire Acquisition

In connection with the acquisition of Cooper Tire, we issued 46,060,349 shares of common stock. Refer to Note to the Consolidated Financial Statements No. 2, Cooper Tire Acquisition.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present changes in AOCL, by component, for the six months ended June 30, 2021 and 2020, after tax and minority interest.

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) from Securities	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2020	$(1,284)	$—	$(2,856)	$5	$(4,135)
Other comprehensive income (loss) before reclassifications	2	8	16	—	26
Amounts reclassified from accumulated other comprehensive loss	—	—	68	(2)	66
Balance at June 30, 2021	$(1,282)	$8	$(2,772)	$3	$(4,043)

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2019	$(1,156)	$(2,983)	$3	$(4,136)
Other comprehensive income (loss) before reclassifications	(223)	(9)	19	(213)
Amounts reclassified from accumulated other comprehensive loss	—	55	(8)	47
Balance at June 30, 2020	$(1,379)	$(2,937)	$14	$(4,302)

The following table presents reclassifications out of AOCL:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(In millions) (Income) Expense	Amount Reclassified		Amount Reclassified		Affected Line Item in the Consolidated
Component of AOCL	from AOCL		from AOCL		Statements of Operations
Amortization of prior service cost and unrecognized gains and losses	$34	$36	$70	$72	Other (Income) Expense
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures	19	1	19	(1)	Other (Income) Expense / Rationalizations
Unrecognized net actuarial losses and prior service costs, before tax	53	37	89	71
Tax effect	(12)	(8)	(21)	(16)	United States and Foreign Taxes
Net of tax	$41	$29	$68	$55	Goodyear Net Income (Loss)

Deferred derivative (gains) losses, before tax	$—	$(4)	$(2)	$(8)	Cost of Goods Sold
Tax effect	—	—	—	—	United States and Foreign Taxes
Net of tax	$—	$(4)	$(2)	$(8)	Goodyear Net Income (Loss)
Total reclassifications	$41	$25	$66	$47	Goodyear Net Income (Loss)

The following table presents the details of comprehensive income (loss) attributable to minority shareholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Net Income (Loss) Attributable to Minority Shareholders	$4	$(7)	$10	$(5)
Other Comprehensive Income (Loss):
Foreign currency translation	(1)	—	(8)	(9)
Comprehensive Income (Loss) Attributable to Minority Shareholders	$3	$(7)	$2	$(14)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All per share amounts are diluted and refer to Goodyear net income (loss).

OVERVIEW

The Goodyear Tire & Rubber Company is one of the world’s leading manufacturers of tires, with one of the most recognizable brand names in the world and operations in most regions of the world. We have a broad global footprint with 55 manufacturing facilities in 23 countries, including the United States. We operate our business through three operating segments representing our regional tire businesses: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific.

Cooper Tire Acquisition

On June 7, 2021 (the "Closing Date"), we completed our previously announced acquisition of Cooper Tire & Rubber Company (“Cooper Tire”) pursuant to the terms of the Agreement and Plan of Merger, dated February 22, 2021 (the “Merger Agreement”), by and among Goodyear, Vulcan Merger Sub Inc., a direct, wholly owned subsidiary of Goodyear (“Merger Sub”) and Cooper Tire.  Goodyear acquired Cooper Tire by way of the merger of Merger Sub with and into Cooper Tire (the “Merger”), with Cooper Tire surviving the Merger as a wholly owned subsidiary of Goodyear.  In accordance with the terms of the Merger Agreement, upon closing of the transaction, Cooper Tire stockholders received $41.75 per share in cash and a fixed exchange ratio of 0.907 shares of Goodyear common stock per share of Cooper Tire common stock (the "Merger Consideration").  The cash portion of the Merger Consideration totaled $2,155 million and the stockholders of Cooper Tire received 46.1 million shares of Goodyear common stock valued at $942 million, based on the closing market price of Goodyear common stock on the last trading day prior to the Closing Date. For further information, refer to Note to the Consolidated Financial Statements No. 2, Cooper Tire Acquisition.

The descriptions of, and references to, the Merger Agreement included in this Quarterly Report on Form 10-Q are qualified in their entirety by the full text of the Merger Agreement, which is attached as Exhibit 2.1 to our Current Report on Form 8-K filed on February 25, 2021.

On May 18, 2021, we issued $850 million in aggregate principal amount of 5% senior notes due 2029 and $600 million in aggregate principal amount of 5.25% senior notes due July 2031. The net proceeds from these notes, together with cash and cash equivalents and borrowings under our first lien revolving credit facility, were used to fund the cash portion of the Merger Consideration and related transaction costs.

On June 7, 2021, we amended and restated our $2.0 billion first lien revolving credit facility.  Changes to the facility include extending the maturity to June 8, 2026 and increasing the amount of the facility to $2.75 billion.  The interest rate for loans under the facility decreased by 50 basis points to LIBOR plus 125 basis points.

The results of Cooper Tire’s operations have been included in our consolidated financial statements since the Closing Date.

Transaction and other costs related to the acquisition of Cooper Tire totaled $48 million and $55 million during the three and six months ended June 30, 2021, respectively. For the three months ended June 30, 2021, $42 million ($35 million after-tax and minority) of these costs were included in Other (Income) Expense and $6 million ($4 million after-tax and minority) were included in Cost of Goods Sold ("CGS") and Selling, Administrative and General Expense ("SAG"). For the six months ended June 30, 2021, $49 million ($41 million after-tax and minority) of these costs were included in Other (Income) Expense and $6 million ($4 million after-tax and minority) were included in CGS and SAG.

The Merger Consideration was allocated on a provisional basis to the estimated fair value of the assets acquired and liabilities assumed from Cooper Tire as of the Closing Date. Certain of these fair value estimates, including those related to Inventories, Property, Plant and Equipment, Goodwill, Intangible Assets and Deferred Income Taxes, are preliminary and subject to change as management completes further analyses and studies. For further information, refer to Note to the Consolidated Financial Statements No. 2, Cooper Tire Acquisition, and "Critical Accounting Policies".

Results of Operations

During the second quarter and first half of 2021, our operating results significantly improved compared to 2020, as the overall negative impacts of the COVID-19 pandemic on tire industry demand, auto production, miles driven and our tire volume moderated and continued to improve, compared to the severe global economic disruption experienced throughout much of 2020, particularly in the first half of the year.

Nonetheless, our results for the second quarter and first half of 2021 continued to be negatively influenced by the macroeconomic effects of the ongoing pandemic.  Our global businesses are experiencing varying stages of recovery, as national and local efforts in many countries to contain the spread of COVID-19, including renewed stay-at-home orders, continue to impact economic conditions, with some sectors of the global economy, such as the airline and travel industries, experiencing a more profound continuing impact. Increased demand for consumer products and supply chain disruptions as a result of the pandemic and other global events, has led to higher costs for certain raw materials and shortages of certain automobile parts, such as semiconductors, which has affected OE manufacturers’ ability to produce consumer and commercial vehicles consistently.

Most of our global tire manufacturing facilities are operating at or near full capacity to meet current demand, as well as to increase the level of our finished goods inventory as we continue to restock in order to fulfill anticipated demand for the remainder of the year.  Our decisions to change production levels in the future will be based on an evaluation of market demand signals, inventory and supply levels, as well as the ability to continue to safeguard the health of our associates.

We continue to monitor the pandemic on a local basis, taking actions to protect the health and wellbeing of our associates, customers and communities, which remain our top priority. We also continue to follow guidance from the Centers for Disease Control and Prevention, which include preventative measures at our facilities as appropriate, including limiting visitor access and business travel, remote and hybrid working, social distancing practices and frequent disinfection.

In addition, during the first quarter of 2021, a severe winter storm in the U.S. caused temporary shutdowns of three of our chemical facilities, limited production at three tire manufacturing facilities, and impacted more than 170 consumer and commercial retail locations. We estimate that the negative impact on our earnings, primarily in Americas, for the three and six months ended June 30, 2021 was approximately $27 million ($22 million after-tax and minority) and $50 million ($40 million after-tax and minority), respectively.

Our results for the second quarter of 2021 include an 84.3% increase in tire unit shipments compared to 2020, reflecting the pandemic-related recovery noted above, as well as the addition of Cooper Tire's operating results since the Closing Date. In the second quarter of 2021, we realized approximately $86 million of cost savings, including a favorable indirect tax ruling in Brazil of $69 million, which exceeded the impact of general inflation.

Net sales in the second quarter of 2021 were $3,979 million, compared to $2,144 million in the second quarter of 2020. Net sales increased in the second quarter of 2021 primarily due to higher global tire volume, the addition of Cooper Tire's net sales of $256 million, higher sales in other tire-related businesses, primarily in Americas and EMEA, and favorable foreign currency translation.

In the second quarter of 2021, Goodyear net income was $67 million, or $0.27 per share, compared to a net loss of $696 million, or $2.97 per share, in the second quarter of 2020. The favorable change in Goodyear net income (loss) was primarily due to higher segment operating income, a decrease in other asset impairment charges and lower rationalization expense, partially offset by higher income tax expense.

Our total segment operating income for the second quarter of 2021 was $299 million, compared to an operating loss of $431 million in the second quarter of 2020. The $730 million favorable change was primarily due to lower conversion costs of $283 million, higher global tire volume of $268 million, improvements in price and product mix of $176 million, primarily in Americas and EMEA, higher earnings in other tire-related businesses of $94 million, driven by increased third-party chemical sales in Americas and increased global aviation tire sales, and a favorable indirect tax ruling in Brazil of $69 million. These improvements in segment operating income were partially offset by higher SAG of $115 million and higher raw material costs of $30 million, primarily in Americas and EMEA. Total segment operating income for the second quarter of 2021 includes an operating loss of $16 million related to Cooper Tire, including the negative impact of purchase accounting adjustments. Refer to “Results of Operations — Segment Information” for additional information.

Net sales in the first six months of 2021 were $7,490 million, compared to $5,200 million in the first six months of 2020. Net sales increased in the first six months of 2021 primarily due to higher global tire volume, the addition of Cooper Tire's net sales of $256 million, higher sales in other tire-related businesses, primarily in Americas and EMEA, and favorable foreign currency translation, primarily in EMEA and Asia Pacific.

In the first six months of 2021, Goodyear net income was $79 million, or $0.32 per share, compared to a net loss of $1,315 million, or $5.62 per share, in the first six months of 2020. The favorable change in Goodyear net income (loss) was primarily due to higher segment operating income, a decrease in goodwill and other asset impairment charges and lower rationalization expense.

Our total segment operating income for the first six months of 2021 was $525 million, compared to an operating loss of $478 million in the first six months of 2020. The $1,003 million favorable change was primarily due to lower conversion costs of $358 million, higher global tire volume of $335 million, improvements in price and product mix of $251 million, primarily in Americas and EMEA, higher earnings in other tire-related businesses of $92 million, driven by increased third-party chemical and retail sales in Americas, as well as increased global aviation sales, and a favorable indirect tax ruling in Brazil of $69 million. These improvements in segment operating income were partially offset by higher SAG of $81 million and higher raw material costs of $15 million, primarily in Americas. Total segment operating income for the first six months of 2021 includes an operating loss of $16 million related to Cooper Tire, including the negative impact of purchase accounting adjustments. Refer to "Results of Operations — Segment Information" for additional information.

Liquidity

At June 30, 2021, we had $1,030 million of cash and cash equivalents as well as $4,112 million of unused availability under our various credit agreements, compared to $1,539 million and $3,881 million, respectively, at December 31, 2020. Cash and cash equivalents decreased by $509 million from December 31, 2020 primarily due to payment of the $1,856 million cash portion of the Merger Consideration, net of cash and restricted cash acquired. In addition, capital expenditures were $385 million and cash used for operating activities was $71 million in the first six months of 2021. These uses of cash were partially offset by net borrowings of $1,889 million. Cash used for operating activities reflects cash used for working capital of $540 million and rationalization payments of $123 million. Cash used for operating activities also reflects net income for the period of $89 million, which includes non-cash charges for depreciation and amortization of $405 million. Refer to "Liquidity and Capital Resources" for additional information.

On April 6, 2021, we completed a public offering of $550 million in aggregate principal amount of 5.25% senior notes due April 2031 and $450 million in aggregate principal amount of 5.625% senior notes due 2033.  Net proceeds from these offerings, together with cash and cash equivalents, were used to redeem our $1.0 billion 5.125% senior notes due 2023 on May 6, 2021 at a price of 100% of the principal amount, plus accrued and unpaid interest to the redemption date.

Outlook

During the third quarter of 2021, we expect our production to be at or near pre-pandemic levels to meet anticipated demand for the remainder of this year and as we continue building our inventory to meet future demand. Including the impact of Cooper Tire, we expect to reinvest $300 million to $500 million in working capital during 2021.

While markets have recovered considerably, we continue to face uncertainty in many countries around the globe as governments continue to implement, or are considering implementing, measures to slow the pandemic that have the potential to reduce economic activity and mobility. In addition, OE manufacturers have experienced shortages of certain automobile parts, such as semiconductors, which has limited automobile production globally. Also, our ability to ship products, particularly to locations where we do not have manufacturing, will continue to be impacted by disruptions that are ongoing in global logistics. In this environment, we expect industry volume in the third quarter of 2021 to continue to be below 2019 levels, although improving somewhat versus the first half of 2021.

For the full year of 2021, based on current spot prices, we expect our raw material costs to increase $425 million to $475 million, including the benefit of raw material cost saving measures. This expectation excludes raw material cost increases in Cooper Tire’s business, which we acquired on June 7th, as the incremental impact of Cooper Tire’s results on our segment operating income will be reported through the second quarter of 2022. Natural and synthetic rubber prices and other commodity prices historically have been volatile, and this estimate could change significantly based on fluctuations in the cost of these and other key raw materials and foreign exchange rates. We are continuing to focus on price and product mix, to substitute lower cost materials where possible, to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials. We expect the benefits of price and product mix will exceed the impact of higher raw material costs in the third quarter of 2021.

Our results for the second half of 2021 will be impacted by the amortization of purchase accounting adjustments of approximately $100 million, with approximately $85 million impacting the third quarter of 2021 based on the preliminary allocation of the Merger Consideration.

Refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 for a discussion of the factors that may impact our business, results of operations, financial condition or liquidity and “Forward-Looking Information — Safe Harbor Statement” in this Quarterly Report on Form 10-Q for a discussion of our use of forward-looking statements.

RESULTS OF OPERATIONS

CONSOLIDATED

Three months ended June 30, 2021 and 2020

Net sales in the second quarter of 2021 were $3,979 million, increasing $1,835 million, or 85.6%, from $2,144 million in the second quarter of 2020. Goodyear net income was $67 million, or $0.27 per share, in the second quarter of 2021, compared to a net loss of $696 million, or $2.97 per share, in the second quarter of 2020.

Net sales increased in the second quarter of 2021, primarily due to higher global tire volume of $1,294 million, the addition of Cooper Tire's net sales of $256 million, higher sales in other tire-related businesses of $226 million, driven by increased third-party chemical and retail sales in Americas, as well as increased global aviation sales, and favorable foreign currency translation of $113 million, primarily in EMEA and Asia Pacific.

Worldwide tire unit sales in the second quarter of 2021 were 37.5 million units, increasing 17.1 million units, or 84.3%, from 20.4 million units in the second quarter of 2020. Replacement tire volume increased globally by 12.9 million units, or 78.2%. OE tire volume increased globally by 4.2 million units, or 109.0%.

CGS in the second quarter of 2021 was $3,078 million, increasing $862 million, or 38.9%, from $2,216 million in the second quarter of 2020. CGS increased primarily due to higher global tire volume of $1,026 million, the addition of Cooper Tire's CGS of $235 million, which includes $38 million ($29 million after-tax and minority) of amortization related to a fair value adjustment to their Closing Date inventory that was acquired by Goodyear, higher costs in other tire-related businesses of $132 million, driven by higher third-party chemical sales in Americas, foreign currency translation of $84 million, primarily in EMEA and Asia Pacific, and higher raw material costs of $30 million, primarily in Americas and EMEA. These increases were partially offset by lower conversion costs of $283 million, primarily due to favorable overhead absorption as a result of higher global factory utilization and savings from rationalization plans, lower costs related to product mix of $229 million, primarily in Americas, and a favorable indirect tax ruling in Brazil of $69 million ($45 million after-tax and minority) related to prior periods.

CGS in the second quarter of 2021 and 2020 included pension expense of $5 million and $4 million, respectively. CGS in the second quarter of 2020 included accelerated depreciation of $86 million ($65 million after-tax and minority), primarily related to the permanent closure of our Gadsden, Alabama manufacturing facility (“Gadsden"). CGS in the second quarter of 2021 included incremental savings from rationalization plans of $25 million, primarily in Americas, compared to $28 million in 2020. CGS was 77.4% of sales in the second quarter of 2021 compared to 103.4% in the second quarter of 2020.

SAG in the second quarter of 2021 was $658 million, increasing $207 million, or 45.9%, from $451 million in the second quarter of 2020. SAG increased primarily due to higher wages and benefits of $74 million, higher advertising expense of $32 million and higher third-party contracting costs of $17 million, all relating to pandemic-related actions taken in 2020, the addition of Cooper Tire's SAG of $42 million, and foreign currency translation of $25 million, primarily in EMEA and Asia Pacific.

SAG in the second quarter of 2021 and 2020 included pension expense of $5 million and $4 million, respectively. SAG in the second quarter of 2021 included incremental savings from rationalization plans of $3 million, compared to $1 million in 2020. SAG was 16.5% of sales in the second quarter of 2021, compared to 21.0% in the second quarter of 2020.

In the second quarter of 2020, we recorded a non-cash impairment charge of $148 million ($113 million after-tax and minority) related to TireHub.

We recorded net rationalization charges of $18 million ($16 million after-tax and minority) in the second quarter of 2021 and $99 million ($76 million after-tax and minority) in the second quarter of 2020. Net rationalization charges in the second quarter of 2021 primarily related to the permanent closure of Gadsden and the plan to modernize two of our tire manufacturing facilities in Germany. Net rationalization charges in the second quarter of 2020 primarily related to the permanent closure of Gadsden and additional termination benefits for associates at the closed Amiens, France facility. For further information, refer to Note to the Consolidated Financial Statements No. 4, Costs Associated with Rationalization Programs.

Interest expense in the second quarter of 2021 was $97 million, increasing $12 million, or 14.1%, from $85 million in the second quarter of 2020. The average interest rate was 5.51% in the second quarter of 2021 compared to 5.04% in the second quarter of 2020. The average debt balance was $7,037 million in the second quarter of 2021 compared to $6,753 million in the second quarter of 2020. Interest expense in the second quarter of 2021 included a $5 million ($4 million after-tax and minority) charge related to the redemption of our existing $1.0 billion 5.125% senior notes due 2023.

Other (Income) Expense in the second quarter of 2021 was $30 million of expense, compared to $34 million of expense in the second quarter of 2020. Other (Income) Expense for the three months ended June 30, 2021 includes $48 million ($32 million after-tax and minority) of interest income related to the favorable indirect tax ruling in Brazil, $42 million of transaction and other costs related to the acquisition of Cooper Tire, and pension settlement charges of $19 million ($14 million after-tax and minority). Other (Income) Expense in the second quarter of 2020 included net losses on asset sales of $3 million ($3 million after-tax and minority). The remainder of the change in Other (Income) Expense between the second quarter of 2021 and 2020 was driven by a decrease in the other components of non-service related pension and other postretirement benefits cost, primarily as a result of lower interest cost from decreases in discount rates.

For the second quarter of 2021, we recorded income tax expense of $27 million on income before income taxes of $98 million. Income tax expense for the three months ended June 30, 2021 includes a net discrete benefit of $32 million ($32 million after minority interest), primarily related to adjusting our deferred tax assets in England for an enacted increase in the tax rate, partially offset by a net discrete charge for various items, including the settlement of a tax audit in Poland.

In the second quarter of 2020, we recorded a tax benefit of $186 million on a loss before income taxes of $889 million. Income tax benefit for the three months ended June 30, 2020 includes a net discrete charge of $2 million ($2 million after minority interest).

For further information regarding income taxes, refer to Note to the Consolidated Financial Statements No. 6, Income Taxes.

Minority shareholders’ net income in the second quarter of 2021 was $4 million, compared to a net loss of $7 million in 2020.

Six Months Ended June 30, 2021 and 2020

Net sales in the first six months of 2021 were $7,490 million, increasing $2,290 million, or 44.0%, from $5,200 million in the first six months of 2020. Goodyear net income was $79 million, or $0.32 per share, in the first six months of 2021, compared to a net loss of $1,315 million, or $5.62 per share, in the first six months of 2020.

Net sales increased in the first six months of 2021, primarily due to higher global tire volume of $1,578 million, the addition of Cooper Tire's net sales of $256 million, higher sales in other tire-related businesses of $253 million, driven by increased third-party chemical, retread and retail sales in Americas, and favorable foreign currency translation of $154 million, primarily in EMEA and Asia Pacific.

Worldwide tire unit sales in the first six months of 2021 were 72.5 million units, increasing 20.8 million units, or 40.3%, from 51.7 million units in the first six months of 2020. Replacement tire volume increased globally by 16.1 million units, or 40.9%. OE tire volume increased globally by 4.7 million units, or 38.7%.

CGS in the first six months of 2021 was $5,829 million, increasing $1,061 million, or 22.3%, from $4,768 million in the first six months of 2020. CGS increased primarily due to higher global tire volume of $1,243 million, the addition of Cooper Tire's CGS of $235 million, which includes $38 million ($29 million after-tax and minority) of amortization related to a fair value adjustment to their Closing Date inventory that was acquired by Goodyear, higher costs in other tire-related businesses of $161 million, driven by higher third-party chemical and retread sales in Americas, foreign currency translation of $113 million, primarily in EMEA and Asia Pacific, and higher raw material costs of $15 million, primarily in Americas. These increases were partially offset by lower conversion costs of $358 million, primarily due to favorable overhead absorption as a result of higher global factory utilization and savings from rationalization plans, lower costs related to product mix of $202 million, primarily in Americas and Asia Pacific, partially offset by EMEA, a favorable indirect tax ruling in Brazil of $69 million, of which $66 million ($43 million after-tax and minority) related to prior years, and $26 million of pandemic-related work in process inventory write-offs in 2020, primarily in Americas and EMEA.

CGS in the first six months of 2021 and 2020 included pension expense of $9 million and $8 million, respectively. CGS in the first six months of 2020 included accelerated depreciation of $90 million ($69 million after-tax and minority), primarily related to the permanent closure of Gadsden. CGS in the first six months of 2021 included incremental savings from rationalization plans of $57 million, primarily in Americas, compared to $28 million in 2020. CGS was 77.8% of sales in the first six months of 2021 compared to 91.7% in the first six months of 2020.

SAG in the first six months of 2021 was $1,222 million, increasing $190 million, or 18.4%, from $1,032 million in the first six months of 2020. SAG increased primarily due to higher wages and benefits of $78 million and higher advertising expense of $25 million, both relating to pandemic-related actions taken in 2020, the addition of Cooper Tire's SAG of $42 million and foreign currency translation of $41 million, primarily in EMEA and Asia Pacific.

SAG in the first six months of 2021 and 2020 included pension expense of $9 million and $8 million, respectively. SAG in the first six months of 2021 included incremental savings from rationalization plans of $5 million, compared to $2 million in 2020. SAG was 16.3% of sales in the first six months of 2021, compared to 19.8% in the first six months of 2020.

In the first six months of 2020, we recorded a non-cash impairment charge of $182 million ($178 million after-tax and minority) related to goodwill of our EMEA reporting unit and a $148 million non-cash impairment charge ($113 million after-tax and minority) related to our investment in TireHub.

We recorded net rationalization charges of $68 million ($61 million after-tax and minority) in the first six months of 2021 and $108 million ($83 million after-tax and minority) in the first six months of 2020. Net rationalization charges in the first six months of 2021 primarily related to the plan to modernize two of our manufacturing facilities in Germany, a plan to reduce SAG headcount in EMEA, and the permanent closure of Gadsden. Net rationalization charges in the first six months of 2020 primarily related to the permanent closure of Gadsden and additional termination benefits for associates at the closed Amiens, France manufacturing facility. For further information, refer to Note to the Consolidated Financial Statements No. 4, Costs Associated with Rationalization Programs.

Interest expense in the first six months of 2021 was $176 million, increasing $18 million, or 11.4%, from $158 million in the first six months of 2020. The average interest rate was 5.38% in the first six months of 2021 compared to 4.92% in the first six months of 2020. The average debt balance was $6,542 million in the first six months of 2021 compared to $6,423 million in the first six months of 2020. Interest expense in the first six months of 2021 included a $5 million ($4 million after-tax and minority) charge related to the redemption of our existing $1.0 billion 5.125% senior notes due 2023.

Other (Income) Expense in the first six months of 2021 was $64 million of expense, compared to $61 million of expense in the first six months of 2020. Other (Income) Expense for the six months ended June 30, 2021 includes $48 million ($32 million after-tax and minority) of interest income related to the favorable indirect tax ruling in Brazil, $49 million of transaction and other costs related to the acquisition of Cooper Tire and pension settlement charges of $19 million ($14 million after-tax and minority). Other (Income) Expense in the first six months of 2021 also includes an out of period adjustment of $7 million ($7 million after-tax and minority) of expense related to foreign currency exchange in Americas. Other (Income) Expense in the first six months of 2020 included pension settlement charges of $3 million ($2 million after-tax and minority) and net losses on asset sales of $2 million ($2 million after-tax and minority). The remainder of the change in Other (Income) Expense between the first six months of 2021 and 2020 was driven by a decrease in the other components of non-service related pension and other postretirement benefits cost, primarily as a result of lower interest cost from decreases in discount rates.

For the first six months of 2021, we recorded income tax expense of $42 million on income before income taxes of $131 million. Income tax expense for the six months ended June 30, 2021 includes a net discrete benefit of $29 million ($29 million after minority interest), primarily related to adjusting our deferred tax assets in England for an enacted increase in the tax rate, partially offset by a net discrete charge for various items, including the settlement of a tax audit in Poland.

In the first six months of 2020, we recorded income tax expense of $63 million on a loss before income taxes of $1,257 million. Income tax expense for the six months ended June 30, 2020 includes a net discrete charge of $293 million ($293 million after minority interest), primarily related to the establishment of a $295 million valuation allowance on certain deferred tax assets for foreign tax credits during the first quarter of 2020.

We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for the six months ended June 30, 2021 primarily relates to the tax on a favorable indirect tax ruling in Brazil, losses in foreign jurisdictions in which no tax benefits are recorded, and the discrete items noted above. The difference between our effective tax rate and the U.S. statutory rate of 21% for the six months ended June 30, 2020 primarily relates to the discrete items noted above, a first quarter non-cash goodwill impairment charge of $182 million, and forecasted losses for the full year in foreign jurisdictions in which no tax benefits are recorded, which were accentuated during 2020 by business interruptions resulting from the COVID-19 pandemic.

At June 30, 2021 and December 31, 2020, we had approximately $800 million and $1.2 billion of U.S. federal, state and local net deferred tax assets, respectively, net of valuation allowances totaling $368 million primarily for foreign tax credits with limited lives. At June 30, 2021, approximately $500 million of these U.S. net deferred tax assets have unlimited lives and approximately $300 million have limited lives and expire between 2025 and 2041. The decrease in our U.S. net deferred tax assets from December 31, 2020 primarily reflects the establishment of deferred tax liabilities for the tax impacts of certain fair value and other purchase accounting adjustments related to the Cooper Tire acquisition. In the U.S., we have a cumulative loss for the three-year period ending June 30, 2021. However, as the three-year cumulative loss in the U.S. is driven by business disruptions created by the COVID-19 pandemic, primarily in 2020, we also considered other objectively verifiable information in assessing our ability to utilize our net deferred tax assets, including recent favorable recovery trends in the tire industry and our tire volume as well as expected continued improvement. In addition, the Cooper Tire acquisition is expected to generate incremental domestic earnings and provide opportunities for cost and other operating synergies to further improve our U.S. profitability. These favorable trends, together with tax planning strategies, may provide sufficient objectively verifiable information to reverse a portion or all of our U.S. valuation allowances for foreign tax credits within the next twelve months.

At June 30, 2021 and December 31, 2020, our U.S. net deferred tax assets included $150 million and $133 million, respectively, of foreign tax credits with limited lives, net of valuation allowances of $328 million, generated primarily from the receipt of foreign dividends. Our earnings and forecasts of future profitability, taking into consideration recent trends, along with three significant sources of foreign income provide us sufficient positive evidence that we will be able to utilize our remaining foreign tax credits that expire between 2025 and 2031. Our sources of foreign income are (1) 100% of our domestic profitability can be re-characterized as foreign source income under current U.S. tax law to the extent domestic losses have offset foreign source income in prior years, (2) annual net foreign source income, exclusive of dividends, primarily from royalties, and (3) tax planning strategies, including capitalizing research and development costs, accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, and reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, all of which would increase our domestic profitability.

We consider our current forecasts of future profitability in assessing our ability to realize our deferred tax assets, including our foreign tax credits. As noted above, these forecasts include the impact of recent trends, including various macroeconomic factors such as the impact of the COVID-19 pandemic, on our profitability, as well as the impact of tax planning strategies. Macroeconomic factors, including the impact of the COVID-19 pandemic, possess a high degree of volatility and can significantly impact our profitability. As such, there is a risk that future earnings will not be sufficient to fully utilize our U.S. net deferred tax assets, including our remaining foreign tax credits. However, we believe our forecasts of future profitability along with the three significant sources of foreign income described above provide us sufficient positive, objectively verifiable evidence to conclude that it is more likely than not that, at June 30, 2021, our U.S. net deferred tax assets, including our foreign tax credits, net of valuation allowances, will be fully utilized.

At June 30, 2021 and December 31, 2020, we had approximately $1.4 billion and $1.3 billion of foreign deferred tax assets, and valuation allowances of $1.1 billion. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of approximately $933 million on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances having a significant impact on our financial position or results of operations will exist within the next twelve months.

For further information regarding income taxes and the realizability of our deferred tax assets, including our foreign tax credits, refer to Note to the Consolidated Financial Statements No. 6, Income Taxes.

Minority shareholders’ net income in the first six months of 2021 was $10 million, compared to a net loss of $5 million in 2020.

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

Total segment operating income for the second quarter of 2021 was $299 million, a favorable change of $730 million from total segment operating loss of $431 million in the second quarter of 2020. Total segment operating margin (segment operating income divided by segment sales) in the second quarter of 2021 was 7.5% compared to (20.1)% in the second quarter of 2020. Total segment operating income for the first six months of 2021 was $525 million, a favorable change of $1,003 million from total segment operating loss of $478 million in the first six months of 2020. Total segment operating margin in the first six months of 2021 was 7.0% compared to (9.2)% in the first six months of 2020.

Americas

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2021	2020	Change	Percent Change	2021	2020	Change	Percent Change
Tire Units	19.0	8.5	10.5	125.1%	34.5	23.0	11.5	50.5%
Net Sales	$2,256	$1,134	$1,122	98.9%	$4,043	$2,807	$1,236	44.0%
Operating Income (Loss)	233	(287)	520	N/M	347	(287)	634	N/M
Operating Margin	10.3%	(25.3)%			8.6%	(10.2)%

Three Months Ended June 30, 2021 and 2020

Americas unit sales in the second quarter of 2021 increased 10.5 million units, or 125.1%, to 19.0 million units. Replacement tire volume increased 8.6 million units, or 119.6%, and OE tire volume increased 1.9 million units, or 155.4%, primarily in our consumer business in the United States and Brazil, driven by continued recovery from the economic impacts of the COVID-19 pandemic and the addition of Cooper Tire's units. Consumer OE volume continued to be negatively affected by impacts to vehicle production driven by global supply chain disruptions and shortages of key manufacturing components, including semiconductors.

Net sales in the second quarter of 2021 were $2,256 million, increasing $1,122 million, or 98.9%, from $1,134 million in the second quarter of 2020. The increase in net sales was driven by higher volume of $791 million, the addition of Cooper Tire's net sales of $223 million, higher sales in other tire-related businesses of $176 million, primarily due to an increase in third-party sales of chemical products and higher retail and retread sales, and favorable foreign currency translation of $17 million, primarily related to the Canadian dollar. These increases were partially offset by unfavorable price and product mix of $85 million, primarily due to lower proportionate sales of commercial tires. In the first quarter of 2021, a severe winter storm in the U.S. had a significant impact to our operations, including temporarily shutting down three chemical facilities, curtailing production at three tire plants, and impacting more than 170 consumer and commercial retail locations, which we estimate negatively impacted Americas second quarter net sales by approximately $11 million.

Operating income in the second quarter of 2021 was $233 million, a change of $520 million, from an operating loss of $287 million in the second quarter of 2020. The favorable change in operating income (loss) was due to lower conversion costs of $181 million, primarily due to favorable overhead absorption as a result of higher factory utilization, higher tire volume of $134 million, improvements in price and product mix of $127 million, which more than offset higher raw material costs of $15 million, higher earnings in other tire-related businesses of $73 million, primarily due to an increase in third-party sales of chemical products and higher retail and aviation sales, a favorable indirect tax ruling in Brazil of $69 million, and a favorable out of period adjustment of $8 million ($6 million after-tax and minority) related to accrued freight charges. These increases were partially offset by higher SAG of $53 million, primarily related to higher wages and benefits and increased advertising, both relating to pandemic-related actions taken in 2020. Conversion costs and SAG include incremental savings from rationalization plans of $25 million and $2 million, respectively, primarily related to Gadsden. Price and product mix includes TireHub equity income of $3 million in 2021 while 2020 includes losses of $14 million. We estimate the severe winter storm in the U.S. as well as a national strike in Colombia negatively impacted Americas operating income for the second quarter of 2021 by approximately $24 million and $4 million ($4 million after-tax and minority), respectively. Segment operating income in the second quarter of 2021 includes an operating loss of $14 million related to Cooper Tire, including the negative impact of purchase accounting adjustments.

Operating income in the second quarter of 2021 excluded rationalization charges of $8 million, primarily related to the permanent closure of Gadsden. Operating loss in the second quarter of 2020 excluded the TireHub non-cash impairment charge of $148 million, as well as asset write-offs and accelerated depreciation of $86 million and rationalization charges of $69 million, primarily related to Gadsden.

Six Months Ended June 30, 2021 and 2020

Americas unit sales in the first six months of 2021 increased 11.5 million units, or 50.5%, to 34.5 million units. Replacement tire volume increased 9.8 million units, or 54.2%, and OE tire volume increased 1.7 million units, or 36.6%, primarily in our consumer business in the United States and Brazil, driven by recovery from the economic impacts of the COVID-19 pandemic and the addition of Cooper Tire's units. Consumer OE volume continued to be negatively affected by impacts to vehicle production driven by global supply chain disruptions and shortages of key manufacturing components, including semiconductors.

Net sales in the first six months of 2021 were $4,043 million, increasing $1,236 million, or 44.0%, from $2,807 million in the first six months of 2020. The increase in net sales was driven by higher volume of $879 million, the addition of Cooper Tire's net sales of $223 million and higher sales in other tire-related businesses of $202 million, primarily due to an increase in third-party sales of chemical products and higher retail and retread sales. These increases were partially offset by unfavorable price and product mix of $50 million, primarily due to lower proportionate sales of commercial tires, and unfavorable foreign currency translation of $19 million, primarily related to the Brazilian real partially offset by favorability in the Canadian dollar. We estimate that the severe winter storm in the U.S. negatively impacted Americas net sales for the first six months of 2021 by approximately $35 million.

Operating income in the first six months of 2021 was $347 million, a change of $634 million, from an operating loss of $287 million in the first six months of 2020. The favorable change in operating income (loss) was due to lower conversion costs of $207 million, primarily due to favorable overhead absorption as a result of higher factory utilization, higher tire volume of $154 million, improvements in price and product mix of $170 million, which more than offset higher raw material costs of $22 million, higher earnings in other tire-related businesses of $77 million, primarily due to an increase in third-party sales of chemical products and higher retail and aviation sales, a favorable indirect tax ruling in Brazil of $69 million, and $13 million of pandemic-related work in process inventory write-offs in 2020. These increases were partially offset by higher SAG of $29 million, primarily related to higher wages and benefits and increased advertising, both relating to pandemic-related actions taken in 2020, and the net impact of out of period adjustments totaling $6 million ($6 million after-tax and minority) of expense primarily related to inventory and accrued freight charges. Conversion costs and SAG include incremental savings from rationalization plans of $54 million and $4 million, respectively, primarily related to Gadsden. Price and product mix includes TireHub equity income of $1 million in the first six months of 2021 and losses of $26 million in the first six months of 2020. We estimate the severe winter storm in the U.S. as well as a national strike in Colombia negatively impacted Americas operating income for the first six months of 2021 by approximately $41 million and $4 million ($4 million after-tax and minority), respectively. Segment operating income for the first six months of 2021 includes an operating loss of $14 million related to Cooper Tire, including the negative impact of purchase accounting adjustments.

Operating income in the first six months of 2021 excluded rationalization charges of $18 million, primarily related to the permanent closure of Gadsden. Operating loss in the first six months of 2020 excluded the TireHub non-cash impairment charge of $148 million, as well as asset write-offs and accelerated depreciation of $89 million and rationalization charges of $72 million, primarily related to Gadsden.

Europe, Middle East and Africa

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2021	2020	Change	Percent Change	2021	2020	Change	Percent Change
Tire Units	12.0	7.3	4.7	62.7%	24.7	18.9	5.8	30.5%
Net Sales	$1,230	$676	$554	82.0%	$2,461	$1,671	$790	47.3%
Operating Income (Loss)	43	(110)	153	N/M	117	(163)	280	N/M
Operating Margin	3.5%	(16.3)%			4.8%	(9.8)%

Three Months Ended June 30, 2021 and 2020

Europe, Middle East and Africa unit sales in the second quarter of 2021 increased 4.7 million units, or 62.7%, to 12.0 million units. Replacement tire volume increased 3.2 million units, or 51.7%, primarily in our consumer business, reflecting increased industry demand due to continued recovery from the economic impacts of the COVID-19 pandemic and the recovery of some volume lost in 2020 as a result of our ongoing initiative to align distribution in Europe. OE tire volume increased 1.5 million units, or 111.6%, reflecting increased industry demand due to recovery from the economic impacts of the COVID-19 pandemic and share gains driven by new consumer fitments.

Net sales in the second quarter of 2021 were $1,230 million, increasing $554 million, or 82.0%, from $676 million in the second quarter of 2020. Net sales increased primarily due to higher volume of $397 million, favorable foreign currency translation of $65 million, driven by a stronger euro, higher sales in other tire-related businesses of $44 million, driven by growth in our Fleet Solutions business and increased motorcycle and racing tire sales, improvements in price and product mix of $31 million and the addition of Cooper Tire's net sales of $18 million.

Operating income in the second quarter of 2021 was $43 million, a change of $153 million, from an operating loss of $110 million in the second quarter of 2020. The favorable change in operating income (loss) was primarily due to higher volume of $106 million, lower conversion costs of $71 million, primarily due to favorable overhead absorption as a result of higher factory utilization, and improvements in price and product mix of $39 million. These increases were partially offset by higher SAG of $47 million, primarily related to higher wages and benefits and higher advertising expenses, both relating to pandemic-related actions taken in 2020, and higher raw material costs of $14 million. SAG includes incremental savings from rationalization plans of $1 million.

Operating income in the second quarter of 2021 excluded net rationalization charges of $7 million. Operating loss in the second quarter of 2020 excluded net rationalization charges of $30 million and net losses on asset sales of $3 million.

Six Months Ended June 30, 2021 and 2020

Europe, Middle East and Africa unit sales in the first six months of 2021 increased 5.8 million units, or 30.5%, to 24.7 million units. Replacement tire volume increased 4.1 million units, or 28.0%, primarily in our consumer business, reflecting increased industry demand due to continued recovery from the economic impacts of the COVID-19 pandemic and the recovery of some volume lost in 2020 as a result of our ongoing initiative to align distribution in Europe. OE tire volume increased 1.7 million units, or 38.9%, reflecting share gains driven by new consumer fitments.

Net sales in the first six months of 2021 were $2,461 million, increasing $790 million, or 47.3%, from $1,671 million in the first six months of 2020. Net sales increased primarily due to higher volume of $493 million, favorable foreign currency translation of $119 million, driven by the strengthening of the euro, improvements in price and product mix of $109 million, higher sales in other tire-related businesses of $52 million, primarily due to growth in our Fleet Solutions business and increased motorcycle and racing tire sales, and the addition of Cooper Tire's net sales of $18 million.

Operating income in the first six months of 2021 was $117 million, a change of $280 million, from an operating loss of $163 million in the first six months of 2020. The favorable change in operating income (loss) was primarily due to higher volume of $130 million, lower conversion costs of $108 million, primarily due to favorable overhead absorption as a result of higher factory utilization, improvements in price and product mix of $71 million and $12 million of pandemic-related work in process inventory write-offs in 2020. These increases were partially offset by higher SAG of $32 million, primarily related to higher wages and benefits and higher advertising expenses, both relating to pandemic-related actions taken in 2020. Conversion costs and SAG include incremental savings from rationalization plans of $3 million and $1 million, respectively.

Operating income in the first six months of 2021 excluded net rationalization charges of $44 million. Operating loss in the first six months of 2020 excluded a non-cash goodwill impairment charge of $182 million, net rationalization charges of $36 million, net losses on asset sales of $2 million and accelerated depreciation of $1 million.

Asia Pacific

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2021	2020	Change	Percent Change	2021	2020	Change	Percent Change
Tire Units	6.5	4.6	1.9	43.1%	13.3	9.8	3.5	35.7%
Net Sales	$493	$334	$159	47.6%	$986	$722	$264	36.6%
Operating Income (Loss)	23	(34)	57	N/M	61	(28)	89	N/M
Operating Margin	4.7%	(10.2)%			6.2%	(3.9)%

Three Months Ended June 30, 2021 and 2020

Asia Pacific unit sales in the second quarter of 2021 increased 1.9 million units, or 43.1%, to 6.5 million units. Replacement tire volume increased 1.1 million units, or 34.7%. OE tire volume increased 0.8 million units, or 62.6%, primarily in our consumer business in India. These increases were primarily due to continued recovery from the economic impacts of the COVID-19 pandemic.

Net sales in the second quarter of 2021 were $493 million, increasing $159 million, or 47.6%, from $334 million in the second quarter of 2020. Net sales increased primarily due to higher volume of $106 million, favorable foreign currency translation of $31 million, primarily related to the strengthening of the Australian dollar and Chinese yuan, and the addition of Cooper Tire's net sales of $15 million.

Operating income in the second quarter of 2021 was $23 million, a change of $57 million, from an operating loss of $34 million in the second quarter of 2020. The favorable change in operating income (loss) was primarily due to lower conversion costs of $31 million, primarily due to favorable overhead absorption as a result of higher factory utilization, higher volume of $28 million, favorable price and product mix of $10 million, and higher earnings in other tire-related businesses of $8 million, primarily due to higher aviation sales. These increases were partially offset by higher SAG of $15 million, primarily related to higher wages and benefits and higher advertising expense, both relating to pandemic-related actions taken in 2020.

Six Months Ended June 30, 2021 and 2020

Asia Pacific unit sales in the first six months of 2021 increased 3.5 million units, or 35.7%, to 13.3 million units. Replacement tire volume increased 2.2 million units, or 32.8%. OE tire volume increased 1.3 million units, or 41.6%, primarily in our consumer business in India. These increases were primarily due to continued recovery from the economic impacts of the COVID-19 pandemic.

Net sales in the first six months of 2021 were $986 million, increasing $264 million, or 36.6%, from $722 million in the first six months of 2020. Net sales increased primarily due to higher volume of $206 million, favorable foreign currency translation of $54 million, primarily related to the strengthening of the Australian dollar and Chinese yuan, and the addition of Cooper Tire's net sales of $15 million. These increases were partially offset by unfavorable price and product mix of $10 million.

Operating income in the first six months of 2021 was $61 million, a change of $89 million, from an operating loss of $28 million in the first six months of 2020. The favorable change in operating income (loss) was primarily due to higher volume of $51 million, lower conversion costs of $43 million, primarily due to favorable overhead absorption as a result of higher factory utilization, favorable price and product mix of $10 million, and lower raw material costs of $4 million. These increases were partially offset by higher SAG of $20 million, primarily related to higher advertising expense and higher wages and benefits, both relating to pandemic-related actions taken in 2020.

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

On April 6, 2021, we issued $550 million of 5.25% senior notes due April 2031 and $450 million of 5.625% senior notes due 2033. The net proceeds from these notes, together with cash and cash equivalents, were used to redeem our existing $1.0 billion 5.125% senior notes due 2023 on May 6, 2021 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest to the redemption date.

On May 18, 2021, we issued $850 million of 5% senior notes due 2029 and $600 million of 5.25% senior notes due July 2031. The net proceeds from these notes, together with cash and cash equivalents and borrowings under our first lien revolving credit facility, were used to fund the cash portion of the Merger Consideration and related transaction costs.

On June 7, 2021, we amended and restated our $2.0 billion first lien revolving credit facility.  Changes to the facility include extending the maturity to June 8, 2026, increasing the amount of the facility to $2.75 billion, and including Cooper Tire's accounts receivable and inventory in the borrowing base for the facility. The interest rate for loans under the facility decreased by 50 basis points to LIBOR plus 125 basis points.

Following the Cooper Tire acquisition, $117 million in aggregate principal amount of Cooper Tire's 7.625% senior notes due 2027 remain outstanding. These notes also include a $19 million fair value step-up, which will be amortized to interest expense over the remaining life of the notes.

At June 30, 2021, we had $1,030 million in cash and cash equivalents, compared to $1,539 million at December 31, 2020. For the six months ended June 30, 2021, net cash used by operating activities was $71 million, reflecting cash used for working capital of $540 million and rationalization payments of $123 million. Net cash used for operating activities also reflects net income for the period of $89 million, which includes non-cash charges for depreciation and amortization of $405 million. Net cash used by investing activities was $2,233 million, primarily representing the $1,856 million cash portion of the Merger Consideration, net of cash and restricted cash acquired, related to the Cooper Tire acquisition, as well as capital expenditures of $385 million. Cash provided by financing activities was $1,820 million, primarily due to net borrowings of $1,889 million.

At June 30, 2021, we had $4,112 million of unused availability under our various credit agreements, compared to $3,881 million at December 31, 2020. The table below presents unused availability under our credit facilities at those dates:

(In millions)	June 30, 2021	December 31, 2020
First lien revolving credit facility	$2,308	$1,535
European revolving credit facility	951	982
Chinese credit facilities	349	297
Mexican credit facilities	—	48
Other foreign and domestic debt	25	380
Short term credit arrangements	479	639
	$4,112	$3,881

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

We expect our 2021 cash flow needs to include capital expenditures of approximately $1.0 billion. We also expect interest expense to be $400 million to $425 million; rationalization payments to be approximately $225 million; income tax payments to be $125 million to $150 million, excluding one-time items; and contributions to our funded pension plans to be $50 million to $75 million. We expect working capital to be a use of cash for the full year of 2021 of $300 million to $500 million.

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

Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, South Africa, Serbia and Argentina, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, South African, Serbian and Argentinian subsidiaries, which are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At June 30, 2021, approximately $990 million of net assets, including approximately $170 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China, South Africa, Serbia and Argentina have not adversely impacted our ability to make transfers out of those countries.

Operating Activities

Net cash used by operating activities was $71 million in the first six months of 2021, compared to net cash used by operating activities of $820 million in the first six months of 2020.

The $749 million improvement in net cash used by operating activities was primarily due to an increase in operating income from our SBUs of $1,003 million. This improvement to cash flows from operating activities was partially offset by (i) year-over-year changes in balance sheet accounts for Compensation and Benefits, Other Current Liabilities and Other Assets and Liabilities totaling $143 million, driven by prior year cost actions, payroll tax deferrals and other pandemic-related impacts to our 2020 balance sheet, (ii) an increase in cash income tax payments of $63 million, primarily as a result of higher earnings in 2021 and the receipt of certain tax refunds in 2020, (iii) cash paid for transaction and other costs related to the Cooper Tire acquisition of $33 million, (iv) a $22 million increase in cash used for rationalization payments, and (v) a net increase in cash used for working capital of $20 million.

The net increase in cash used for working capital reflects increases in cash used for Inventory of $846 million and Accounts Receivable of $581 million, largely offset by an increase in cash provided by Accounts Payable – Trade of $1,407 million. These changes were driven by our continued recovery from the impacts of the COVID-19 pandemic, which include higher sales volume and an increase in finished goods inventory as we continue to restock in order to meet anticipated 2021 demand.

Investing Activities

Net cash used by investing activities was $2,233 million in the first six months of 2021, compared to $390 million in the first six months of 2020. Net cash used by investing activities in the first six months of 2021 includes the payment of the $1,856 million cash portion of the Merger Consideration, net of cash and restricted cash acquired, related to the Cooper Tire acquisition. Capital expenditures were $385 million in the first six months of 2021, compared to $363 million in the first six months of 2020. Beyond expenditures required to sustain our facilities, capital expenditures in 2021 and 2020 primarily related to investments in additional 17-inch and above capacity around the world.

Financing Activities

Net cash provided by financing activities was $1,820 million in the first six months of 2021, compared to net cash provided by financing activities of $1,324 million in the first six months of 2020. Financing activities in the first six months of 2021 included net borrowings of $1,889 million, which were partially offset by debt-related costs and other financing transactions of $73 million. Financing activities in 2020 included net borrowings of $1,414 million, which were partially offset by debt-related costs and other financing transactions of $53 million and dividends on our common stock of $37 million.

Credit Sources

In aggregate, we had total credit arrangements of $11,951 million available at June 30, 2021, of which $4,112 million were unused, compared to $9,707 million available at December 31, 2020, of which $3,881 million were unused. At June 30, 2021, we had long term credit arrangements totaling $10,983 million, of which $3,633 million were unused, compared to $8,632 million and $3,242 million, respectively, at December 31, 2020. At June 30, 2021, we had short term committed and uncommitted credit arrangements totaling $968 million, of which $479 million were unused, compared to $1,075 million and $639 million, respectively, at December 31, 2020. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.

Outstanding Notes

At June 30, 2021, we had $5,436 million of outstanding notes compared to $3,860 million at December 31, 2020. The increase from December 31, 2020 was primarily due to the issuance of $1.45 billion of senior notes to fund a portion of the acquisition of Cooper Tire.

$2.75 billion Amended and Restated First Lien Revolving Credit Facility due 2026

On June 7, 2021, we amended and restated our $2.0 billion first lien revolving credit facility.  Changes to the facility include extending the maturity to June 8, 2026, increasing the amount of the facility to $2.75 billion, and including Cooper Tire's accounts receivable and inventory in the borrowing base for the facility.  The interest rate for loans under the facility decreased by 50 basis points to LIBOR plus 125 basis points, based on our current liquidity as described below.

Our amended and restated first lien revolving credit facility is available in the form of loans or letters of credit.  Up to $800 million in letters of credit and $50 million of swingline loans are available for issuance under the facility.  Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million.

Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks in an amount not to exceed $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million.  To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion.  As of June 30, 2021, our borrowing base, and therefore our availability, under this facility was $423 million below the facility's stated amount of $2.75 billion.

If Available Cash (as defined in the facility) plus the availability under the facility is greater than $750 million, amounts drawn under the facility will bear interest, at our option, at (i) 125 basis points over LIBOR or (ii) 25 basis points over an alternative base rate (the higher of (a) the prime rate, (b) the federal funds effective rate or the overnight bank funding rate plus 50 basis points or (c) LIBOR plus 100 basis points). If Available Cash plus the availability under the facility is equal to or less than $750 million, then amounts drawn under the facility will bear interest, at our option, at (i) 150 basis points over LIBOR or (ii) 50 basis points over an alternative base rate. Undrawn amounts under the facility will be subject to an annual commitment fee of 25 basis points.

At June 30, 2021, we had no borrowings and $19 million of letters of credit issued under the revolving credit facility. At December 31, 2020, we had no borrowings and $11 million of letters of credit issued under the revolving credit facility.

At June 30, 2021, we had $321 million in letters of credit issued under bilateral letter of credit agreements.

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

At both June 30, 2021 and December 31, 2020, the amount outstanding under this facility was $400 million.

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

At both June 30, 2021 and December 31, 2020, there were no borrowings and no letters of credit outstanding under the European revolving credit facility.

Each of our first lien revolving credit facility and our European revolving credit facility have customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in our business or financial condition since December 31, 2020 under the first lien facility and December 31, 2018 under the European facility.

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

At June 30, 2021, the amounts available and utilized under this program totaled $246 million (€207 million). At December 31, 2020, the amounts available and utilized under this program totaled $291 million (€237 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At June 30, 2021, the gross amount of receivables sold was $518 million, compared to $451 million at December 31, 2020. The increase from December 31, 2020 is primarily due to the addition of Cooper Tire's off-balance sheet factoring programs.

Supplier Financing

We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institution acts as our paying agent with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under the programs. Agreements for such financing programs totaled up to $500 million at June 30, 2021 and December 31, 2020.

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

We have additional financial covenants in our first and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•
We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $275 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for the most recent period of four consecutive fiscal quarters. As of June 30, 2021, our unused availability under this facility of $2,308 million, plus our Available Cash of $176 million, totaled $2,484 million, which is in excess of $275 million.

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

In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first and second lien credit facilities that are described above and a financial covenant applicable only to GEBV and its subsidiaries. This financial covenant provides that we are not permitted to allow GEBV’s ratio of Consolidated Net GEBV Indebtedness to Consolidated GEBV EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net GEBV Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GEBV and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries, and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net GEBV Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At June 30, 2021, we were in compliance with this financial covenant.

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

At June 30, 2021, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.

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

Our future liquidity requirements will make it necessary for us to incur additional debt. However, a substantial portion of our assets are already subject to liens securing our indebtedness. As a result, we are limited in our ability to pledge our remaining assets as security for additional secured indebtedness. In addition, no assurance can be given as to our ability to raise additional unsecured debt.

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

From time to time, we repurchase shares of our common stock under programs approved by the Board of Directors. During the first six months of 2021, we did not repurchase any shares of our common stock under such programs.

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

Supplemental Guarantor Financial Information

Certain of our subsidiaries, which are listed on Exhibit 22.1 to this Quarterly Report on Form 10-Q and are generally holding or operating companies, have guaranteed our obligations under the $800 million outstanding principal amount of 9.5% senior notes due 2025, the $900 million outstanding principal amount of 5% senior notes due 2026, the $700 million outstanding principal amount of 4.875% senior notes due 2027, the $850 million outstanding principal amount of 5% senior notes due 2029, the $550 million outstanding principal amount of 5.25% senior notes due April 2031, the $600 million outstanding principal amount of 5.25% senior notes due July 2031 and the $450 million outstanding principal amount of 5.625% senior notes due 2033 (collectively, the “Notes”).

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

	Summarized Balance Sheets
(In millions)	June 30, 2021	December 31, 2020
Total Current Assets(1)	$4,139	$4,662
Total Non-Current Assets	5,451	5,426

Total Current Liabilities	$2,160	$1,960
Total Non-Current Liabilities	8,893	7,538
(1)
Includes receivables due from Non-Guarantor Subsidiaries of $1,836 million and $2,428 million as of June 30, 2021 and December 31, 2020, respectively.

	Summarized Statements of Operations
(In millions)	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Net Sales	$3,577	$6,114
Cost of Goods Sold	2,834	5,277
Selling, Administrative and General Expense	573	1,094
Goodwill and Other Asset Impairments	—	148
Rationalizations	18	95
Interest Expense	144	257
Other (Income) Expense	53	(58)
Income (Loss) before Income Taxes(2)	$(45)	$(699)

Net Income (Loss)	$(51)	$(806)
Goodyear Net Income (Loss)	$(51)	$(806)
(2)
Includes income from intercompany transactions with Non-Guarantor Subsidiaries of $235 million for the six months ended June 30, 2021, primarily from royalties, intercompany product sales, dividends and interest, and $527 million for the year ended December 31, 2020, primarily from royalties, dividends, interest and intercompany product sales.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the financial statements. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances may alter such estimates and affect our results of operations and financial position in future periods.

Acquisitions. We allocate the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess value of the purchase price for an acquired business over the estimated fair value of the assets acquired and liabilities assumed is recognized as goodwill. The valuation of the acquired assets and liabilities will impact the determination of future operating results. We use a variety of information sources to determine the fair value of acquired assets and liabilities including: third-party appraisers for the values and lives of property, identifiable intangibles and inventories; and actuaries and other third-party specialists for defined benefit pension plans, workers' compensation and general and product liabilities. Goodwill is assigned to reporting units as of the date of the related acquisition. If goodwill is assigned to more than one reporting unit, we utilize a method that is consistent with the manner in which the amount of goodwill in a business combination is determined. Transaction costs related to the acquisition of a business are expensed as incurred.

We estimate the fair value of acquired customer relationships using the multi-period excess earnings method. Fair value is estimated as the present value of the benefits anticipated from ownership of the asset, in excess of the returns required on the investment in contributory assets which are necessary to realize those benefits. The intangible asset’s estimated earnings are determined as the residual earnings after quantifying estimated earnings from contributory assets. Assumptions used in these calculations are considered from a market participant perspective and include revenue growth rates, estimated earnings, contributory asset charges, customer attrition rates and discount rates.

We estimate the fair value of trade names (definite and indefinite) using the relief from royalty method, which calculates the cost savings associated with owning rather than licensing the assets. Assumed royalty rates are applied to projected revenue for the remaining useful lives of the assets to estimate the royalty savings. Assumptions used in the determination of the fair value of a trade name include revenue growth rates, the royalty rate and the discount rate.

While we use our best estimates and assumptions, fair value estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Any adjustments required after the measurement period are recorded in the consolidated statement of operations.

Future changes in the judgments, assumptions and estimates that are used in our acquisition valuations and intangible asset and goodwill impairment testing, including discount rates or future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect our financial statements in any given year.

Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies" in our 2020 Form 10-K for a discussion of our other critical accounting policies, including those related to pensions and other postretirement benefits, workers' compensation, general and product liability and other litigation, and recoverability of goodwill.

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
•
there are risks and uncertainties regarding our acquisition of Cooper Tire and our ability to achieve the expected benefits of such acquisition;
•
delays or disruptions in our supply chain could result in increased costs or disruptions in our operations;

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
•
if we experience a labor strike, work stoppage or other similar event at the Company or its joint ventures, our business, results of operations, financial condition and liquidity could be materially adversely affected;
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

Interest Rate Risk

We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At June 30, 2021, 23% of our debt was at variable interest rates averaging 2.98%.

The following table presents information about long term fixed rate debt, excluding finance leases, at June 30, 2021:

(In millions)
Carrying amount — liability	$5,632
Fair value — liability	5,924
Pro forma fair value — liability	6,180

The pro forma information assumes a 100 basis point decrease in market interest rates at June 30, 2021, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.

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

The following table presents net foreign currency contract information at June 30, 2021:

(In millions)
Fair value — asset (liability)	$15
Pro forma decrease in fair value	(119)
Contract maturities	7/21-6/22

The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at June 30, 2021, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

Fair values are recognized on the Consolidated Balance Sheet at June 30, 2021 as follows:

(In millions)
Current asset (liability):
Accounts receivable	$21
Other current liabilities	(6)

For further information on foreign currency contracts, refer to Note to the Consolidated Financial Statements No. 9, Financing Arrangements and Derivative Financial Instruments. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our management of counterparty risk.

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

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2021 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

On June 7, 2021, we completed the acquisition of Cooper Tire, which operated under its own set of systems and internal controls. Subsequent to the acquisition, we began the process of integrating certain of Cooper Tire's processes to our internal control over financial reporting environment. This integration will continue during the first year of the business combination.

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Asbestos Litigation

As reported in our Form 10-K for the year ended December 31, 2020, we were one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 38,700 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the first six months of 2021, approximately 500 new claims were filed against us and approximately 700 were settled or dismissed. The amounts expended on asbestos defense and claim resolution by us and our insurers during the first six months of 2021 was $7 million. At June 30, 2021, there were approximately 38,500 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. Refer to Note to the Consolidated Financial Statements No. 13, Commitments and Contingent Liabilities, for additional information on asbestos litigation.

Shareholder Derivative Litigation

On October 24, 2018, a purported shareholder of the Company filed a derivative action on behalf of the Company in the Court of Common Pleas for Summit County, Ohio against certain of our directors, our chief executive officer, and certain former officers and directors. The complaint also names the Company as a nominal defendant. The lawsuit alleges, among other things, breach of fiduciary duties, waste of corporate assets and fraudulent concealment in connection with certain G159 tires manufactured by us from 1996 until 2003. The lawsuit seeks unspecified monetary damages, an award of attorney’s fees and expenses, and other legal and equitable relief. On September 25, 2020, the Court of Common Pleas dismissed the derivative action and the purported shareholder has appealed that dismissal.  On June 30, 2021, the Ohio Court of Appeals for the Ninth Judicial District reversed the trial court’s judgment and remanded the case for further proceedings.

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

All of the Stockholder actions have been voluntarily dismissed by the respective plaintiffs.

Reference is made to Item 3 of Part I of our 2020 Form 10-K and to Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 for additional discussion of legal proceedings.

ITEM 1A. RISK FACTORS.

Refer to “Item 1A. Risk Factors” in our 2020 Form 10-K and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 for a discussion of our risk factors.

ITEM 6. EXHIBITS.

Refer to the Index of Exhibits, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

THE GOODYEAR TIRE & RUBBER COMPANY

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2021

INDEX OF EXHIBITS

Exhibit Table Item No.	Description of Exhibit	Exhibit Number

4	Instruments Defining the Rights of Security Holders, Including Indentures

(a)

Tenth Supplemental Indenture, dated as of May 18, 2021, among the Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, N.A., as Trustee, in respect of the Company’s 5% Senior Notes due 2029 (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed May 18, 2021, File No. 1-1927).

(b)

Eleventh Supplemental Indenture, dated as of May 18, 2021, among the Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, N.A., as Trustee, in respect of the Company’s 5.25% Senior Notes due July 2031 (incorporated by reference, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed May 18, 2021, File No. 1-1927).

(c)

Registration Rights Agreement with respect to the Company’s 5% Senior Notes due 2029, dated as of May 18, 2021, among the Company, the Subsidiary Guarantors and J.P. Morgan Securities LLC (incorporated by reference, filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K, filed May 18, 2021, File No. 1-1927).

(d)

Registration Rights Agreement with respect to the Company’s 5.25% Senior Notes due July 2031, dated as of May 18, 2021, among the Company, the Subsidiary Guarantors and J.P. Morgan Securities LLC (incorporated by reference, filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K, filed May 18, 2021, File No. 1-1927).

(e)

Indenture, dated as of March 17, 1997, between Cooper Tire & Rubber Company and The Chase Manhattan Bank, as Trustee (incorporated by reference, filed as Exhibit 4.1 to Cooper Tire & Rubber Company’s Registration Statement on Form S-3, filed October 15, 1999, File No. 001-04329).

10	Material Contracts

(a)

Retention Agreement, dated May 24, 2021, between the Company and Darren R. Wells (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 27, 2021, File No. 1-1927).

(b)

Retention Agreement, dated May 24, 2021, between the Company and Richard J. Kramer (incorporated by reference, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed May 27, 2021, File No. 1-1927).

(c)

Retention Agreement, dated May 24, 2021, between the Company and Stephen R. McClellan (incorporated by reference, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed May 27, 2021, File No. 1-1927).

(d)	Amended and Restated First Lien Credit Agreement, dated as of June 7, 2021, among the Company, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.*	10.1

(e)	Reaffirmation of First Lien Guarantee and Collateral Agreement, dated as of June 7, 2021, among the Company, the subsidiaries of the Company identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.*	10.2

*  Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

Exhibit Table Item No.	Description of Exhibit	Exhibit Number

22	Subsidiary Guarantors of Guaranteed Securities

(a)	List of Subsidiary Guarantors.	22.1

31	Rule 13a-14(a) Certifications

(a)	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.2

32	Section 1350 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.	32.1

101	Interactive Data Files

	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	101.INS

	Inline XBRL Taxonomy Extension Schema Document.	101.SCH

	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	101.CAL

	Inline XBRL Taxonomy Extension Definition Linkbase Document.	101.DEF

	Inline XBRL Taxonomy Extension Label Linkbase Document.	101.LAB

	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	101.PRE

104	Cover Page Interactive Data File

The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	August 6, 2021	By	/s/ EVAN M. SCOCOS
Evan M. Scocos, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the Principal Accounting Officer of the Registrant.)