Form 10-Q
period 2021-09-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2021-11-05
CIK 42582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at October 31, 2021:	281,292,551

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
EX-101.CAL CALCULATION LINKBASE DOCUMENT
EX-101.DEF DEFINITION LINKBASE DOCUMENT
EX-101.LAB LABELS LINKBASE DOCUMENT
EX-101.PRE PRESENTATION LINKBASE DOCUMENT
EX-104

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2021	2020	2021	2020
Net Sales (Note 3)	$4,934	$3,465	$12,424	$8,665
Cost of Goods Sold	3,894	2,775	9,723	7,543
Selling, Administrative and General Expense	727	555	1,949	1,587
Goodwill and Other Asset Impairments	—	—	—	330
Rationalizations (Note 4)	13	25	81	133
Interest Expense	104	88	280	246
Other (Income) Expense (Note 5)	9	32	73	93
Income (Loss) before Income Taxes	187	(10)	318	(1,267)
United States and Foreign Tax Expense (Benefit) (Note 6)	53	(13)	95	50
Net Income (Loss)	134	3	223	(1,317)
Less: Minority Shareholders’ Net Income (Loss)	2	5	12	—
Goodyear Net Income (Loss)	$132	$(2)	$211	$(1,317)
Goodyear Net Income (Loss) — Per Share of Common Stock
Basic	$0.47	$(0.01)	$0.83	$(5.62)
Weighted Average Shares Outstanding (Note 7)	283	234	254	234
Diluted	$0.46	$(0.01)	$0.82	$(5.62)
Weighted Average Shares Outstanding (Note 7)	286	234	257	234

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Net Income (Loss)	$134	$3	$223	$(1,317)
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of $2 and $1 in 2021 ($2 and ($2) in 2020)	(75)	(16)	(81)	(248)
Unrealized gains (losses) from securities, net of tax of $0 and $0 in 2021 ($0 and $0 in 2020)	(7)	—	1	—
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $8 and $25 in 2021 ($9 and $26 in 2020)	26	27	79	82
Decrease/(increase) in net actuarial losses, net of tax of $2 and $7 in 2021 (($1) and ($3) in 2020)	6	(3)	22	(12)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures, net of tax of $3 and $7 in 2021 ($4 and $3 in 2020)	8	14	23	14
Deferred derivative gains (losses), net of tax of $0 and $0 in 2021 ($0 and $1 in 2020)	2	(1)	2	18
Reclassification adjustment for amounts recognized in income, net of tax of $0 and $0 in 2021 ($0 and $0 in 2020)	—	(3)	(2)	(11)
Other Comprehensive Income (Loss)	(40)	18	44	(157)
Comprehensive Income (Loss)	94	21	267	(1,474)
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	1	3	3	(11)
Goodyear Comprehensive Income (Loss)	$93	$18	$264	$(1,463)

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In millions, except share data)	2021	2020
Assets:
Current Assets:
Cash and Cash Equivalents	$1,187	$1,539
Accounts Receivable, less Allowance — $133 ($150 in 2020)	3,193	1,691
Inventories:
Raw Materials	901	517
Work in Process	186	143
Finished Products	2,356	1,493
	3,443	2,153
Prepaid Expenses and Other Current Assets	298	237
Total Current Assets	8,121	5,620
Goodwill	1,017	408
Intangible Assets	1,048	135
Deferred Income Taxes (Note 6)	1,195	1,467
Other Assets	1,023	952
Operating Lease Right-of-Use Assets	997	851
Property, Plant and Equipment, less Accumulated Depreciation — $11,133 ($10,991 in 2020)	8,216	7,073
Total Assets	$21,617	$16,506

Liabilities:
Current Liabilities:
Accounts Payable — Trade	$3,962	$2,945
Compensation and Benefits (Notes 11 and 12)	713	540
Other Current Liabilities	863	865
Notes Payable and Overdrafts (Note 9)	497	406
Operating Lease Liabilities due Within One Year	207	198
Long Term Debt and Finance Leases due Within One Year (Note 9)	651	152
Total Current Liabilities	6,893	5,106
Operating Lease Liabilities	831	684
Long Term Debt and Finance Leases (Note 9)	7,153	5,432
Compensation and Benefits (Notes 11 and 12)	1,582	1,470
Deferred Income Taxes (Note 6)	99	84
Other Long Term Liabilities	553	471
Total Liabilities	17,111	13,247
Commitments and Contingent Liabilities (Note 13)
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 281 million in 2021 (233 million in 2020)	281	233
Capital Surplus	3,095	2,171
Retained Earnings	5,020	4,809
Accumulated Other Comprehensive Loss	(4,082)	(4,135)
Goodyear Shareholders’ Equity	4,314	3,078
Minority Shareholders’ Equity — Nonredeemable	192	181
Total Shareholders’ Equity	4,506	3,259
Total Liabilities and Shareholders’ Equity	$21,617	$16,506

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(Dollars in millions, except per share amounts)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2020
(after deducting 45,243,329 common treasury shares)	233,220,098	$233	$2,171	$4,809	$(4,135)	$3,078	$181	$3,259
Net income (loss)				79		79	10	89
Other comprehensive income (loss)					92	92	(8)	84
Total comprehensive income (loss)						171	2	173
Common stock issued	45,824,480	46	892			938		938
Stock-based compensation plans			10			10		10
Dividends declared							(5)	(5)
Common stock issued from treasury	2,147,694	2	13			15		15
Acquisition of Cooper Tire's minority interests							21	21
Balance at June 30, 2021
(after deducting 43,095,635 common treasury shares)	281,192,272	$281	$3,086	$4,888	$(4,043)	$4,212	$199	$4,411
Net income (loss)				132		132	2	134
Other comprehensive income (loss)					(39)	(39)	(1)	(40)
Total comprehensive income (loss)						93	1	94
Stock-based compensation plans			9			9		9
Dividends declared							(8)	(8)
Common stock issued from treasury	55,229
Balance at September 30, 2021
(after deducting 43,040,406 common treasury shares)	281,247,501	$281	$3,095	$5,020	$(4,082)	$4,314	$192	$4,506

There were no dividends declared or paid during the three and nine months ended September 30, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(Dollars in millions, except per share amounts)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2019
(after deducting 45,813,109 common treasury shares)	232,650,318	$233	$2,141	$6,113	$(4,136)	$4,351	$194	$4,545
Net income (loss)				(1,315)		(1,315)	(5)	(1,320)
Other comprehensive income (loss)					(166)	(166)	(9)	(175)
Total comprehensive income (loss)						(1,481)	(14)	(1,495)
Adoption of new accounting standards update				(12)		(12)		(12)
Stock-based compensation plans			15			15		15
Dividends declared				(38)		(38)		(38)
Common stock issued from treasury	360,244		(2)			(2)		(2)
Balance at June 30, 2020
(after deducting 45,452,865 common treasury shares)	233,010,562	$233	$2,154	$4,748	$(4,302)	$2,833	$180	$3,013
Net income (loss)				(2)		(2)	5	3
Other comprehensive income (loss)					20	20	(2)	18
Total comprehensive income (loss)						18	3	21
Stock-based compensation plans			9			9		9
Dividends declared							(4)	(4)
Common stock issued from treasury	123,521
Balance at September 30, 2020
(after deducting 45,329,344 common treasury shares)	233,134,083	$233	$2,163	$4,746	$(4,282)	$2,860	$179	$3,039

We declared and paid cash dividends of $0.00 and $0.16 per share for the three and nine months ended September 30, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$223	$(1,317)
Adjustments to Reconcile Net Income (Loss) to Cash Flows from Operating Activities:
Depreciation and Amortization	645	665
Amortization and Write-Off of Debt Issuance Costs	10	9
Amortization of Inventory Fair Value Adjustment Related to the Cooper Tire Acquisition (Note 2)	110	—
Transaction and Other Costs Related to the Cooper Tire Acquisition (Note 2)	55	—
Cash Payments for Transaction and Other Costs Related to the Cooper Tire Acquisition	(41)	—
Goodwill and Other Asset Impairments	—	330
Provision for Deferred Income Taxes (Note 6)	(69)	10
Net Pension Curtailments and Settlements	30	19
Net Rationalization Charges (Note 4)	81	133
Rationalization Payments	(162)	(144)
Net (Gains) Losses on Asset Sales (Note 5)	(10)	2
Operating Lease Expense	223	217
Operating Lease Payments	(207)	(193)
Pension Contributions and Direct Payments	(71)	(40)
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(963)	(502)
Inventories	(797)	655
Accounts Payable — Trade	696	(425)
Compensation and Benefits	134	95
Other Current Liabilities	22	75
Other Assets and Liabilities	89	172
Total Cash Flows from Operating Activities	(2)	(239)
Cash Flows from Investing Activities:
Acquisition of Cooper Tire, net of cash and restricted cash acquired (Note 2)	(1,856)	—
Capital Expenditures	(666)	(487)
Asset Dispositions	9	—
Short Term Securities Acquired	(83)	(56)
Short Term Securities Redeemed	91	71
Notes Receivable	6	(35)
Other Transactions	8	(8)
Total Cash Flows from Investing Activities	(2,491)	(515)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	849	1,555
Short Term Debt and Overdrafts Paid	(725)	(1,339)
Long Term Debt Incurred	7,526	5,942
Long Term Debt Paid	(5,393)	(5,149)
Common Stock Issued	9	—
Common Stock Dividends Paid (Note 14)	—	(37)
Transactions with Minority Interests in Subsidiaries	(13)	(3)
Debt Related Costs and Other Transactions	(98)	(14)
Total Cash Flows from Financing Activities	2,155	955
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(28)	(46)
Net Change in Cash, Cash Equivalents and Restricted Cash	(366)	155
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	1,624	974
Cash, Cash Equivalents and Restricted Cash at End of the Period	$1,258	$1,129

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

Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2021.

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

Acquisitions

We include the results of operations of the businesses in which we acquire a controlling financial interest in our consolidated financial statements beginning as of the acquisition date. On the acquisition date, we recognize, separate from goodwill, the assets acquired, including separately identifiable intangible assets, and the liabilities assumed at their fair values. The excess of the consideration transferred over the fair values assigned to the net identifiable assets and liabilities of the acquired business is recognized as goodwill. Transaction costs are recognized separately from the acquisition and are expensed as incurred.

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

Restricted Cash

The following table provides a reconciliation of Cash, Cash Equivalents and Restricted Cash as reported within the Consolidated Statements of Cash Flows:

	September 30,
(In millions)	2021	2020
Cash and Cash Equivalents	$1,187	$1,057
Restricted Cash(1)	71	72
Total Cash, Cash Equivalents and Restricted Cash	$1,258	$1,129

(1) Includes remaining Cooper Tire restricted cash acquired of $26 million at September 30, 2021.

Restricted Cash primarily represents amounts required to be set aside in relation to (i) accounts receivable factoring programs and (ii) change-in-control provisions of certain Cooper Tire compensation plans. The restrictions lapse when cash from factored accounts receivable is remitted to the purchaser of those receivables or as the compensation payments are made, respectively. At September 30, 2021, $56 million and $15 million were recorded in Prepaid Expenses and Other Current Assets and Other Assets in the Consolidated Balance Sheets, respectively. At September 30, 2020, $72 million was recorded in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets.

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

We used the net proceeds from the issuance of new senior notes with an aggregate principal amount of $1.45 billion, together with cash on hand and borrowings under our first lien revolving credit facility, to finance the cash component of the Merger Consideration and related transaction costs. For further information regarding the new senior notes and the first lien revolving credit facility, refer to Note to the Consolidated Financial Statements No. 9, Financing Arrangements and Derivative Financial Instruments.

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

(1)
The cash component of the Merger Consideration is computed based on 100% of the outstanding shares of Cooper Tire common stock as of the Closing Date, including shares issuable pursuant to the conversion of certain equity-based awards outstanding under Cooper Tire’s equity-based incentive compensation plans (“Cooper Tire Shares”), being exchanged, in part, for the per share cash amount of $41.75. Awards outstanding under Cooper Tire equity-based incentive compensation plans that were converted include Cooper Tire restricted stock units and Cooper Tire performance stock units. These Cooper Tire equity-based awards were canceled and each share equivalent unit was converted, as appropriate, into the Merger Consideration.

(In millions, except share and per share amounts)	Shares	Per Share	Total
Shares of Cooper Tire Common Stock outstanding	50,523,922
Shares issuable pursuant to conversion of share units outstanding under Cooper Tire equity-based compensation plans	269,238
Cooper Tire Shares	50,793,160	$41.75	$2,121
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

Under the acquisition method of accounting, the Merger Consideration is allocated, as of the Closing Date, to the identifiable assets acquired and liabilities assumed of Cooper Tire, which are recognized and measured at fair value based on management’s estimates, available information, and supportable assumptions that management considers reasonable. The determination of the fair values of certain assets acquired, including Property, Plant and Equipment, Goodwill and Intangible Assets, are preliminary and are dependent upon completion of further fair value analysis by the Company. The determination of the fair values of certain liabilities assumed are also preliminary and dependent upon completion of certain actuarial and other valuations and studies. Given the complex nature of the related valuations and analyses to be completed and the timing of the acquisition, the preliminary purchase price allocation is subject to change. The final valuation of assets acquired and liabilities assumed may be materially different from the estimated values shown below.

During the third quarter of 2021, progress was made in completing certain of our additional valuations and analyses. As such, we updated our initial allocation of the Merger Consideration that was completed during the second quarter of 2021. Principle changes include (i) decreasing the value attributed to customer relationships primarily to reflect updated assumptions related to customer attrition rates, (ii) increasing the value attributed to indefinite-lived trade names to reflect our long-term view of how each acquired brand fits into the overall product portfolio of the combined company and the appropriate royalty rate to value each acquired brand based on expected profitability, and (iii) decreasing the value attributed to Property, Plant and Equipment primarily to reflect updated assumptions related to the remaining expected useful lives of certain assets acquired. These adjustments were recorded net of adjustments to Deferred Tax Liabilities with the corresponding offset recorded to Goodwill.

The following table sets forth measurement period changes during the third quarter of 2021, as well as the updated and initial preliminary allocation of the Merger Consideration to the estimated fair value of the identifiable tangible and intangible assets acquired and liabilities assumed of Cooper Tire, with the excess recorded to Goodwill as of the Closing Date:

(In millions)	Updated Preliminary Purchase Price Allocation	Measurement Period Changes	Initial Preliminary Purchase Price Allocation
Cash and Cash Equivalents	$231	$—	$231
Accounts Receivable	626	5	621
Inventories	683	(10)	693
Property, Plant and Equipment	1,341	(31)	1,372
Goodwill	626	151	475
Intangible Assets	926	(160)	1,086
Other Assets	354	(8)	362
	4,787	(53)	4,840

Accounts Payable — Trade	464	—	464
Compensation and Benefits	385	(1)	386
Debt, Finance Leases and Notes Payable and Overdrafts	151	—	151
Deferred Tax Liabilities, net	298	(49)	347
Other Liabilities	371	(3)	374
Minority Equity	21	—	21
	1,690	(53)	1,743
Merger Consideration	$3,097	$—	$3,097

The estimated value of Inventory includes adjustments totaling $220 million, comprised of $110 million, primarily to adjust inventory valued on a last-in, first-out ("LIFO") basis to a current cost basis, and $110 million to step-up inventory to estimated fair value. The fair value step-up was amortized to Cost of Goods Sold ("CGS") as the related inventory was sold, which negatively impacted the third quarter and first nine months of 2021 by $72 million and $110 million, respectively. We have eliminated the LIFO reserve on Cooper Tire’s U.S. inventories as we predominately determine the value of our inventory using the first-in, first-out ("FIFO") method. To estimate the fair value of inventory, we considered the components of Cooper Tire’s inventory, as well as estimates of selling prices and selling and distribution costs that were based on Cooper Tire’s historical experience.

The estimated value of Property, Plant and Equipment includes adjustments totaling $141 million to increase the net book value of $1,200 million to the preliminary fair value estimate of $1,341 million. This estimate is based on a combination of cost and market approaches, including appraisals, and preliminary expectations as to the duration of time we expect to realize benefits from those assets, as we continue to assess the underlying condition of Cooper Tire’s fixed assets.

The estimated fair values of identifiable intangible assets acquired were prepared using an income valuation approach, which requires a forecast of expected future cash flows either through the use of the relief-from-royalty method or the multi-period excess earnings method. The estimated useful lives are based on our historical experience and expectations as to the duration of time we expect to realize benefits from those assets. The estimated fair values of the identifiable intangible assets acquired, their weighted average estimated useful lives and the related valuation methodology are as follows:

(In millions, except years)	Updated Preliminary Fair Value	Measurement Period Changes	Initial Preliminary Fair Value	Weighted Average Useful Lives	Valuation Methodology
Trade names (indefinite-lived)	$520	$210	$310	N/A	Relief-from-royalty
Trade names (definite-lived)	10	(30)	40	14 years	Relief-from-royalty
Customer relationships	390	(340)	730	12 years	Multi-period excess earnings
Non-compete and other	6	—	6	2 years	Discounted cash flow
	$926	$(160)	$1,086

At the Closing Date, all of the calculated Goodwill of $626 million was allocated to our Americas segment. The goodwill consists of expected future economic benefits that will arise from expected future product sales, operating efficiencies and other synergies that may result from the Merger, including income tax synergies, and is not deductible for tax purposes.

Net sales and earnings related to Cooper Tire’s operations that have been included in our Consolidated Statements of Operations for the period from the Closing Date through September 30, 2021 are as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(In millions)	2021	2021
Net Sales	$907	$1,163
Income (Loss) before Income Taxes	41	21
Goodyear Net Income (Loss)	30	24

During the nine months ended September 30, 2021, we incurred transaction and other costs in connection with the Merger totaling $55 million, including $10 million for a commitment fee related to a bridge term loan facility that was not utilized to finance the transaction and $6 million related to the post-combination settlement of certain Cooper Tire incentive compensation awards during the second quarter of 2021. For the nine months ended September 30, 2021, $49 million of these costs are included in Other (Income) Expense, with the remainder included in CGS and Selling, Administrative and General Expense ("SAG") in our Consolidated Statements of Operations. There were no transaction costs related to the Merger during the third quarter of 2021.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Net Sales	$4,934	$4,246	$13,678	$10,499
Income (Loss) before Income Taxes	255	145	606	(1,462)
Goodyear Net Income (Loss)	183	115	426	(1,474)
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

NOTE 3. NET SALES

The following tables show disaggregated net sales from contracts with customers by major source:

	Three Months Ended September 30, 2021
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$2,474	$1,244	$530	$4,248
Other tire and related sales	174	122	25	321
Retail services and service related sales	153	30	15	198
Chemical sales	161	—	—	161
Other	5	1	—	6
Net Sales by reportable segment	$2,967	$1,397	$570	$4,934

	Three Months Ended September 30, 2020
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$1,443	$1,051	$450	$2,944
Other tire and related sales	149	76	29	254
Retail services and service related sales	146	28	6	180
Chemical sales	80	—	—	80
Other	5	1	1	7
Net Sales by reportable segment	$1,823	$1,156	$486	$3,465

	Nine Months Ended September 30, 2021
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$5,645	$3,451	$1,439	$10,535
Other tire and related sales	484	315	69	868
Retail services and service related sales	444	87	46	577
Chemical sales	423	—	—	423
Other	14	5	2	21
Net Sales by reportable segment	$7,010	$3,858	$1,556	$12,424

	Nine Months Ended September 30, 2020
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$3,584	$2,550	$1,097	$7,231
Other tire and related sales	409	211	75	695
Retail services and service related sales	407	63	34	504
Chemical sales	220	—	—	220
Other	10	3	2	15
Net Sales by reportable segment	$4,630	$2,827	$1,208	$8,665

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

When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue included in Other Current Liabilities in the Consolidated Balance Sheets totaled $26 million and $23 million at September 30, 2021 and December 31, 2020, respectively. Deferred revenue included in Other Long Term Liabilities in the Consolidated Balance Sheets totaled $19 million and $27 million at September 30, 2021 and December 31, 2020, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.

The following table presents the balance of deferred revenue related to contracts with customers, and changes during the nine months ended September 30, 2021:

(In millions)
Balance at December 31, 2020	$50
Revenue deferred during period	118
Revenue recognized during period	(123)
Impact of foreign currency translation	—
Balance at September 30, 2021	$45

NOTE 4. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS

In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce high-cost and excess manufacturing capacity and operating and administrative costs.

The following table presents a roll-forward of the liability balance between periods:

	Associate-
(In millions)	Related Costs	Other Costs	Total
Balance at December 31, 2020	$200	$—	$200
2021 Charges	51	31	82
Incurred, net of foreign currency translation of $(6) million and $0 million, respectively	(137)	(31)	(168)
Reversed to the Statement of Operations	(1)	—	(1)
Balance at September 30, 2021	$113	$—	$113

During the first quarter of 2021, we approved a plan primarily designed to reduce SAG in Europe, Middle East and Africa (“EMEA”). We have $19 million accrued related to this plan at September 30, 2021, which is expected to be substantially paid within the next twelve months.

During the first quarter of 2021, we increased by $32 million the estimated total cost of our previously announced plan to permanently close our Gadsden, Alabama tire manufacturing facility (“Gadsden”), primarily to reflect our decision to transfer additional machinery and equipment from Gadsden to other tire manufacturing facilities. We have $19 million accrued at September 30, 2021 related to this plan, which is expected to be substantially paid within the next twelve months. During the first half of 2021, we increased by $29 million the estimated total cost of our previously announced plan to modernize two of our tire manufacturing facilities in Germany, primarily to increase expected associate severance costs based on the actual payout history and the mix of associates electing lump sum vs. annuity settlements. We have $36 million accrued at September 30, 2021 related to this plan, which is expected to be substantially paid through 2022.

The remainder of the accrual balance at September 30, 2021 is expected to be substantially utilized in the next 12 months and includes $11 million related to global plans to reduce SAG headcount, $6 million related to the closed Amiens, France tire manufacturing facility, $5 million related to plans to reduce manufacturing headcount and improve operating efficiency in EMEA, and $4 million related to a plan primarily to offer voluntary buy-outs to certain associates at Gadsden.

The following table shows net rationalization charges included in Income (Loss) before Income Taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Current Year Plans
Associate Severance and Other Related Costs	$—	$6	$20	$72
Benefit Plan Curtailments/Settlements/Termination Benefits	—	2	—	7
Other Exit Costs	—	5	—	7
Current Year Plans - Net Charges	$—	$13	$20	$86

Prior Year Plans
Associate Severance and Other Related Costs	$2	$10	$30	$43
Benefit Plan Curtailments/Settlements/Termination Benefits	—	—	—	(4)
Other Exit Costs	11	2	31	8
Prior Year Plans - Net Charges	$13	$12	$61	$47
Total Net Charges	$13	$25	$81	$133
Asset Write-off and Accelerated Depreciation Charges(1)	$1	$4	$1	$94
(1)
Asset write-off and accelerated depreciation charges for the nine months ended September 30, 2020 are primarily related to the permanent closure of Gadsden.

Substantially all of the new charges for the three and nine months ended September 30, 2021 and 2020 related to future cash outflows. Net current year plan charges for the nine months ended September 30, 2021 primarily related to a plan to reduce SAG headcount in EMEA. Net current year plan charges for the three and nine months ended September 30, 2020 primarily related to the permanent closure of Gadsden, including pension settlement and termination benefits of $2 million and $7 million, respectively, for one of our defined benefit pension plans.

Net prior year plan charges for the three and nine months ended September 30, 2021 included $11 million and $28 million, respectively, related to Gadsden, $2 million and $24 million, respectively, related to the modernization of two of our tire manufacturing facilities in Germany, and $1 million and $9 million, respectively, related to various plans to reduce manufacturing headcount and improve operating efficiency in EMEA. Net prior year plan charges for the three and nine months ended September 30, 2020 included $5 million and $30 million, respectively, related to additional termination benefits for associates at the closed Amiens, France tire manufacturing facility. Refer to Note to the Consolidated Financial Statements No. 13, Commitments and Contingent Liabilities. In addition, net prior year plan charges for the three and nine months ended September 30, 2020 included $4 million and $11 million, respectively, related to the plan to modernize two of our tire manufacturing facilities in Germany. Net prior year plan charges for the nine months ended September 30, 2020 also included $4 million related to the plan primarily to offer voluntary buy-outs to certain associates at Gadsden and a curtailment credit of $4 million for a postretirement benefit plan related to the exit of employees under an approved rationalization plan.

Ongoing rationalization plans had approximately $740 million in charges incurred prior to 2021 and approximately $60 million is expected to be incurred in future periods.

Approximately 60 associates will be released under new plans initiated in 2021. In the first nine months of 2021, approximately 250 associates were released under plans initiated in prior years. Approximately 250 associates remain to be released under all ongoing rationalization plans.

NOTE 5. OTHER (INCOME) EXPENSE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Non-service related pension and other postretirement benefits cost	$21	$39	$70	$90
Interest income on a favorable indirect tax ruling in Brazil	—	—	(48)	—
Financing fees and financial instruments expense	7	6	31	18
Net foreign currency exchange (gains) losses	(2)	(8)	9	(5)
General and product liability expense - discontinued products	—	1	4	5
Royalty income	(8)	(5)	(18)	(14)
Net (gains) losses on asset sales	(10)	—	(10)	2
Interest income	(6)	(3)	(17)	(9)
Transaction costs	—	—	39	—
Miscellaneous (income) expense	7	2	13	6
	$9	$32	$73	$93

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

We, along with other companies, had previously filed various claims with the Brazilian tax authorities challenging the legality of the government's calculation of certain indirect taxes dating back to 2001. During the second quarter of 2021, the Brazilian Supreme Court rendered a final ruling that was favorable to companies on certain of the remaining open aspects of these claims. As a result of this ruling, we recorded a gain in CGS of $69 million and related interest income of $48 million in Other (Income) Expense.

Financing fees and financial instruments expense consists of commitment fees and charges incurred in connection with financing transactions. Financing fees and financial instruments expense for the nine months ended September 30, 2021 include a $10 million charge for a commitment fee on a bridge term loan facility related to the Cooper Tire acquisition that was not utilized and was terminated upon the closing of the transaction.

Net foreign currency exchange (gains) losses include $7 million of expense in the first quarter of 2021 related to the out of period adjustments discussed in Note to the Consolidated Financial Statements No. 1, Accounting Policies.

Net gains on asset sales for the three and nine months ended September 30, 2021 of $10 million primarily relate to the sale of land in Hanau, Germany.

Transaction costs include legal, consulting and other expenses incurred by us in connection with the Cooper Tire acquisition.

Other (Income) Expense also includes general and product liability expense - discontinued products, which consists of charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries; royalty income which is derived primarily from licensing arrangements; and interest income.

NOTE 6. INCOME TAXES

For the third quarter of 2021, we recorded income tax expense of $53 million on income before income taxes of $187 million. For the first nine months of 2021, we recorded income tax expense of $95 million on income before income taxes of $318 million. Income tax expense for the nine months ended September 30, 2021 includes a net discrete benefit of $30 million, primarily related to adjusting our deferred tax assets in England for a recently enacted increase in the tax rate, partially offset by net discrete charges for various items, including the settlement of a tax audit in Poland.

For the third quarter of 2020, we recorded an income tax benefit of $13 million on a loss before income taxes of $10 million. For the first nine months of 2020, we recorded income tax expense of $50 million on a loss before income taxes of $1,267 million. The income tax benefit for the three months ended September 30, 2020 includes net discrete benefits of $14 million, primarily to adjust our deferred tax assets in England for an enacted change in the tax rate during 2020. Income tax expense for the nine months ended September 30, 2020 includes net discrete charges of $278 million, including the establishment of a $295 million valuation allowance on deferred tax assets for foreign tax credits during the first quarter of 2020.

We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for the three and nine months ended September 30, 2021 primarily relates to the tax on a favorable indirect tax ruling in Brazil during the second quarter, losses in foreign jurisdictions in which no tax benefits are recorded, and the discrete items noted above. The difference between our effective tax rate and the U.S. statutory rate of 21% for the three and nine months ended September 30, 2020 primarily relates to the discrete items noted above, a first quarter non-cash goodwill impairment charge of $182 million, and forecasted losses for the full year in foreign jurisdictions in which no tax benefits are recorded, which were accentuated during 2020 by business interruptions resulting from the COVID-19 pandemic.

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

At September 30, 2021 and December 31, 2020, we had approximately $800 million and $1.2 billion of U.S. federal, state and local net deferred tax assets, respectively, net of valuation allowances totaling $368 million primarily for foreign tax credits with limited lives. At September 30, 2021, approximately $500 million of these U.S. net deferred tax assets have unlimited lives and approximately $300 million have limited lives and expire between 2025 and 2041. The decrease in our U.S. net deferred tax assets from December 31, 2020 primarily reflects the establishment of deferred tax liabilities for the tax impacts of certain fair value and other purchase accounting adjustments related to the Cooper Tire acquisition. In the U.S., we have a cumulative loss for the three-year period ending September 30, 2021. However, as the three-year cumulative loss in the U.S. is driven by business disruptions created by the COVID-19 pandemic, primarily in 2020, we also considered other objectively verifiable information in assessing our ability to utilize our net deferred tax assets, including recent favorable recovery trends in the tire industry and our tire volume as well as expected continued improvement. In addition, the Cooper Tire acquisition is expected to generate incremental domestic earnings and provide opportunities for cost and other operating synergies to further improve our U.S. profitability. These favorable trends, together with tax planning strategies, may provide sufficient objectively verifiable information to reverse a portion or all of our U.S. valuation allowance for foreign tax credits within the next twelve months.

At September 30, 2021 and December 31, 2020, our U.S. net deferred tax assets included $160 million and $133 million, respectively, of foreign tax credits with limited lives, net of valuation allowances of $328 million, generated primarily from the receipt of foreign dividends. Our earnings and forecasts of future profitability, taking into consideration recent trends, along with three significant sources of foreign income provide us sufficient positive evidence that we will be able to utilize our remaining foreign tax credits that expire between 2025 and 2031. Our sources of foreign income are (1) 100% of our domestic profitability can be re-characterized as foreign source income under current U.S. tax law to the extent domestic losses have offset foreign source income in prior years, (2) annual net foreign source income, exclusive of dividends, primarily from royalties, and (3) tax planning strategies, including capitalizing research and development costs, accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, and reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, all of which would increase our domestic profitability.

We consider our current forecasts of future profitability in assessing our ability to realize our deferred tax assets, including our foreign tax credits. As noted above, these forecasts include the impact of recent trends, including various macroeconomic factors such as the impact of the COVID-19 pandemic, on our profitability, as well as the impact of tax planning strategies. Macroeconomic factors, including the impact of the COVID-19 pandemic, possess a high degree of volatility and can significantly impact our profitability. As such, there is a risk that future earnings will not be sufficient to fully utilize our U.S. net deferred tax assets, including our remaining foreign tax credits. However, we believe our forecasts of future profitability along with the three significant sources of foreign income described above provide us sufficient positive, objectively verifiable evidence to conclude that it is more likely than not that, at September 30, 2021, our U.S. net deferred tax assets, including our foreign tax credits, net of valuation allowances, will be fully utilized.

At September 30, 2021 and December 31, 2020, we had approximately $1.3 billion of foreign deferred tax assets and valuation allowances of $1.0 billion and $1.1 billion, respectively. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of approximately $897 million on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances having a significant impact on our financial position or results of operations will exist within the next twelve months.

For the nine months ended September 30, 2021, changes to our unrecognized tax benefits did not, and for the full year of 2021 are not expected to, have a significant impact on our financial position or results of operations.

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

Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2021	2020	2021	2020
Earnings (loss) per share — basic:
Goodyear net income (loss)	$132	$(2)	$211	$(1,317)
Weighted average shares outstanding	283	234	254	234
Earnings (loss) per common share — basic	$0.47	$(0.01)	$0.83	$(5.62)

Earnings (loss) per share — diluted:
Goodyear net income (loss)	$132	$(2)	$211	$(1,317)
Weighted average shares outstanding	283	234	254	234
Dilutive effect of stock options and other dilutive securities	3	—	3	—
Weighted average shares outstanding — diluted	286	234	257	234
Earnings (loss) per common share — diluted	$0.46	$(0.01)	$0.82	$(5.62)

Weighted average shares outstanding — diluted for the three and nine months ended September 30, 2021 excludes approximately 2 million equivalent shares related to options with exercise prices greater than the average market price of our common shares (i.e., "underwater" options). Weighted average shares outstanding — diluted for the three and nine months ended September 30, 2020 excludes approximately 9 million equivalent shares related to underwater options. At September 30, 2020, there were no options with exercise prices less than the average market price of our common shares (i.e., “in-the-money” options).

NOTE 8. BUSINESS SEGMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Sales:
Americas	$2,967	$1,823	$7,010	$4,630
Europe, Middle East and Africa	1,397	1,156	3,858	2,827
Asia Pacific	570	486	1,556	1,208
Net Sales	$4,934	$3,465	$12,424	$8,665
Segment Operating Income (Loss):
Americas	$259	$106	$606	$(181)
Europe, Middle East and Africa	81	22	198	(141)
Asia Pacific	32	34	93	6
Total Segment Operating Income (Loss)	$372	$162	$897	$(316)
Less:
Goodwill and other asset impairments	$—	$—	$—	$330
Rationalizations (Note 4)	13	25	81	133
Interest expense	104	88	280	246
Other (income) expense (Note 5)	9	32	73	93
Asset write-offs and accelerated depreciation (Note 4)	1	4	1	94
Corporate incentive compensation plans	25	14	58	24
Retained expenses of divested operations	3	2	10	5
Other(1)	30	7	76	26
Income (Loss) before Income Taxes	$187	$(10)	$318	$(1,267)
(1)
Increases for the three and nine months ended September 30, 2021 were driven by the acquisition of Cooper Tire.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Goodwill and Other Asset Impairments:
Americas	$—	$—	$—	$148
Europe, Middle East and Africa	—	—	—	182
Total Segment Goodwill and Other Asset Impairments	$—	$—	$—	$330

Rationalizations:
Americas	$11	$9	$29	$81
Europe, Middle East and Africa	2	12	46	48
Asia Pacific	—	4	—	4
Total Segment Rationalizations	$13	$25	$75	$133
Corporate	—	—	6	—
	$13	$25	$81	$133

Net (Gains) Losses on Asset Sales:
Europe, Middle East and Africa	$(8)	$—	$(8)	$2
Total Segment Net (Gains) Losses on Asset Sales	$(8)	$—	$(8)	$2
Corporate	(2)	—	(2)	—
	$(10)	$—	$(10)	$2

Asset Write-offs and Accelerated Depreciation:
Americas	$—	$4	$—	$93
Europe, Middle East and Africa	1	—	1	1
Total Segment Asset Write-offs and Accelerated Depreciation	$1	$4	$1	$94

The following table presents segment assets:

	September 30,	December 31,
(In millions)	2021	2020
Assets
Americas	$10,092	$6,666
Europe, Middle East and Africa	5,639	4,825
Asia Pacific	3,053	2,725
Total Segment Assets	18,784	14,216
Corporate(1)	2,833	2,290
	$21,617	$16,506
(1)
Corporate includes substantially all of our U.S. net deferred tax assets.

The increases from December 31, 2020 were driven by the acquisition of Cooper Tire.

NOTE 9. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

At September 30, 2021, we had total credit arrangements of $12,377 million, of which $4,195 million were unused. At that date, 21% of our debt was at variable interest rates averaging 3.31%.

Notes Payable and Overdrafts, Long Term Debt and Finance Leases due Within One Year and Short Term Financing Arrangements

At September 30, 2021, we had short term committed and uncommitted credit arrangements totaling $995 million, of which $465 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.

The following table presents amounts due within one year:

	September 30,	December 31,
(In millions)	2021	2020
Chinese credit facilities	$52	$163
Other foreign and domestic debt	445	243
Notes Payable and Overdrafts	$497	$406
Weighted average interest rate	3.62%	4.52%

Chinese credit facilities	$121	$13
3.75% Euro Notes due 2023(1)	290	—
Other foreign and domestic debt (including finance leases)	240	139
Long Term Debt and Finance Leases due Within One Year	$651	$152
Weighted average interest rate	4.12%	4.43%
Total obligations due within one year	$1,148	$558
(1)
These notes were redeemed in full on October 28, 2021.

Long Term Debt and Finance Leases and Financing Arrangements

At September 30, 2021, we had long term credit arrangements totaling $11,382 million, of which $3,730 million were unused.

The following table presents long term debt and finance leases, net of unamortized discounts, and interest rates:

	September 30, 2021		December 31, 2020
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
5.125% due 2023	$—		$1,000
3.75% Euro Notes due 2023	290		307
9.5% due 2025	803		803
5% due 2026	900		900
4.875% due 2027	700		700
7.625% due 2027	135		—
7% due 2028	150		150
2.75% Euro Notes due 2028	464		—
5% due 2029	850		—
5.25% due April 2031	550		—
5.25% due July 2031	600		—
5.625% due 2033	450		—
Credit Facilities:
First lien revolving credit facility due 2026	—	—	—	—
Second lien term loan facility due 2025	400	2.09%	400	2.15%
European revolving credit facility due 2024	—	—	—	—
Pan-European accounts receivable facility	308	1.10%	291	1.18%
Mexican credit facility	200	1.82%	152	1.87%
Chinese credit facilities	338	4.33%	212	4.49%
Other foreign and domestic debt(1)	468	4.76%	451	3.22%
	7,606		5,366
Unamortized deferred financing fees	(60)		(32)
	7,546		5,334
Finance lease obligations(2)	258		250
	7,804		5,584
Less portion due within one year	(651)		(152)
	$7,153		$5,432

(1)
Interest rates are weighted average interest rates primarily related to various foreign credit facilities with customary terms and conditions.
(2)
Includes non-cash financing additions of $12 million during the nine month period ended September 30, 2021.

NOTES

At September 30, 2021, we had $5,892 million of outstanding notes, compared to $3,860 million at December 31, 2020. The increase from December 31, 2020 was primarily due to the issuance of $1.45 billion of senior notes to fund a portion of the acquisition of Cooper Tire, the issuance of €400 million of Goodyear Europe B.V. ("GEBV") senior notes, and $135 million of Cooper Tire senior notes.

€400 million 2.75% Senior Notes due 2028 of GEBV

On September 28, 2021, we issued €400 million in aggregate principal amount of GEBV's 2.75% senior notes due 2028. A portion of the net proceeds from these notes was used to redeem our existing €250 million 3.75% senior notes due 2023 on October 28, 2021. The remaining net proceeds will be used for general corporate purposes, which may include repayment of outstanding borrowings under revolving credit facilities. The notes were sold at 100% of the principal amount and will mature on August 15, 2028. These notes are unsecured senior obligations of GEBV and are guaranteed, on an unsecured senior basis, by the Company and our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below.

We have the option to redeem these notes, in whole or in part, at any time on or after August 15, 2024 at a redemption price of 101.375%, 100.688%, and 100% during the 12-month periods commencing on August 15, 2024, 2025, and 2026 and thereafter, respectively, plus accrued and unpaid interest to the redemption date. Prior to August 15, 2024, we may redeem these notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the redemption date. In addition, prior to August 15, 2024, we may redeem up to 35% of the original aggregate principal amount of these notes from the net cash proceeds of certain equity offerings at a redemption price equal to 102.75% of the principal amount plus accrued and unpaid interest to the redemption date.

The terms of the indenture for these notes, among other things, limit our ability and the ability of certain of our subsidiaries to (i) incur certain liens, (ii) engage in sale and leaseback transactions, and (iii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications.

€250 million 3.75% Senior Notes due 2023 of GEBV

On October 28, 2021, we repaid in full our €250 million 3.75% senior notes due 2023 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest to the redemption date.

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

$850 million 5% Senior Notes due 2029 and $600 million 5.25% Senior Notes due July 2031

On May 18, 2021, we issued $850 million in aggregate principal amount of 5% senior notes due 2029 and $600 million in aggregate principal amount of 5.25% senior notes due 2031. The net proceeds from these notes, together with cash and cash equivalents and borrowings under our first lien revolving credit facility, were used to fund the cash component of the consideration for the acquisition of Cooper Tire and related transaction costs. These notes were sold at 100% of the principal amount and will mature on July 15, 2029 and 2031, respectively. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below.

$117 million 7.625% Senior Notes due 2027 of Cooper Tire

Following the Cooper Tire acquisition, $117 million in aggregate principal amount of Cooper Tire's 7.625% senior notes due 2027 remain outstanding. These notes also included a $19 million fair value step-up, which is being amortized against interest expense over the remaining life of the notes. Amortization during the third quarter of 2021 was approximately $1 million. These notes will mature on March 15, 2027 and are unsecured senior obligations of Cooper Tire. These notes are not redeemable prior to maturity.

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

Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks in an amount not to exceed $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion. As of September 30, 2021, our borrowing base, and therefore our availability, under this facility was $395 million below the facility's stated amount of $2.75 billion.

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

At September 30, 2021, we had no borrowings and $19 million of letters of credit issued under the revolving credit facility. At December 31, 2020, we had no borrowings and $11 million of letters of credit issued under the revolving credit facility.

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

At both September 30, 2021 and December 31, 2020, the amount outstanding under this facility was $400 million.

€800 million Amended and Restated Senior Secured European Revolving Credit Facility due 2024

Our amended and restated European revolving credit facility consists of (i) a €180 million German tranche that is available only to Goodyear Dunlop Tires Germany GmbH (“GDTG”) and (ii) a €620 million all-borrower tranche that is available to GEBV, GDTG and Goodyear Operations S.A. Up to €175 million of swingline loans and €75 million in letters of credit are available for issuance under the all-borrower tranche. Amounts drawn under this facility will bear interest at LIBOR plus 150 basis points for loans denominated in U.S. dollars or pounds sterling and EURIBOR plus 150 basis points for loans denominated in euros, and undrawn amounts under the facility are subject to an annual commitment fee of 25 basis points.

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

At both September 30, 2021 and December 31, 2020, there were no borrowings and no letters of credit outstanding under the European revolving credit facility.

Accounts Receivable Securitization Facilities (On-Balance Sheet)

On October 11, 2021, GEBV and certain other of our European subsidiaries amended and restated the definitive agreements for our pan-European accounts receivable securitization facility, extending the term through 2027. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €30 million and not more than €450 million. For the period from October 16, 2020 through October 18, 2021, the designated maximum amount for the facility was €280 million. For the period from October 19, 2021 through October 19, 2022, the designated maximum amount of the facility was increased to €300 million.

The facility involves the ongoing daily sale of substantially all of the trade accounts receivable of certain GEBV subsidiaries. These subsidiaries retain servicing responsibilities. Utilization under this facility is based on eligible receivable balances.

The funding commitments under the facility will expire upon the earliest to occur of: (a) October 19, 2027, (b) the non-renewal and expiration (without substitution) of all of the back-up liquidity commitments, (c) the early termination of the facility according to its terms (generally upon an Early Amortisation Event (as defined in the facility), which includes, among other things, events similar to the events of default under our senior secured credit facilities; certain tax law changes; or certain changes to law, regulation or accounting standards), or (d) our request for early termination of the facility. The facility’s current back-up liquidity commitments will expire on October 19, 2022.

At September 30, 2021, the amounts available and utilized under this program totaled $308 million (€266 million). At December 31, 2020, the amounts available and utilized under this program totaled $291 million (€237 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

For a description of the collateral securing the credit facilities described above as well as the covenants applicable to them, refer to Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments, in our 2020 Form 10-K.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At September 30, 2021, the gross amount of receivables sold was $523 million, compared to $451 million at December 31, 2020. The increase from December 31, 2020 is primarily due to the addition of Cooper Tire's off-balance sheet factoring programs.

Other Foreign Credit Facilities

A Mexican subsidiary and a U.S. subsidiary have a revolving credit facility in Mexico. At September 30, 2021, the amounts available and utilized under this facility were $200 million. At December 31, 2020, the amounts available and utilized under this facility were $200 million and $152 million, respectively. The facility ultimately matures in 2022, has covenants relating to the Mexican and U.S. subsidiary, and has customary representations and warranties and defaults relating to the Mexican and U.S. subsidiary’s ability to perform its respective obligations under the facility.

A Chinese subsidiary has several financing arrangements in China. At September 30, 2021 and December 31, 2020, the amounts available under these facilities were $926 million and $981 million, respectively. At September 30, 2021, the amount utilized under these facilities was $390 million, of which $52 million represented notes payable and $338 million represented long term debt. At September 30, 2021, $121 million of the long term debt was due within a year. At December 31, 2020, the amount utilized under these facilities was $375 million, of which $163 million represented notes payable and $212 million represented long term debt. At December 31, 2020, $13 million of the long term debt was due within a year. The facilities contain covenants relating to the Chinese subsidiary and have customary representations and warranties and defaults relating to the Chinese subsidiary’s ability to perform its obligations under the facilities. Certain of the facilities can only be used to finance the expansion of one of our manufacturing facilities in China and, at September 30, 2021 and December 31, 2020, the unused amounts available under these facilities were $83 million and $99 million, respectively. Following the Cooper Tire acquisition, two of Cooper Tire's Chinese credit facilities remain outstanding. The amount available under these facilities was $29 million and they were not utilized as of September 30, 2021.

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

The following table presents the fair values for foreign currency hedge contracts that do not meet the criteria to be accounted for as cash flow hedging instruments:

	September 30,	December 31,
(In millions)	2021	2020
Fair Values — Current asset (liability):
Accounts receivable	$22	$1
Other current liabilities	(3)	(27)

At September 30, 2021 and December 31, 2020, these outstanding foreign currency derivatives had notional amounts of $970 million and $1,664 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction gains on derivatives of $3 million and $44 million for the three and nine months ended September 30, 2021, respectively. Other (Income) Expense included net transaction losses on derivatives of $49 million and $51 million for the three and nine months ended September 30, 2020, respectively. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.

The following table presents fair values for foreign currency hedge contracts that meet the criteria to be accounted for as cash flow hedging instruments:

	September 30,	December 31,
(In millions)	2021	2020
Fair Values — Current asset (liability):
Accounts receivable	$1	$—
Other current liabilities	—	(7)

At September 30, 2021 and December 31, 2020, these outstanding foreign currency derivatives had notional amounts of $54 million and $50 million, respectively, and primarily related to U.S. dollar denominated intercompany transactions. Based on our current forecasts, including the expected ongoing impacts of the COVID-19 pandemic, we believe that it is probable that the underlying hedge transactions will occur within an appropriate time frame in order to continue to qualify for cash flow hedge accounting treatment.

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

The following table presents the classification of changes in fair values of foreign currency contracts that meet the criteria to be accounted for as cash flow hedging instruments (before tax and minority):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Amount of gains (losses) deferred to Accumulated Other Comprehensive Loss ("AOCL")	$2	$(1)	$2	$19
Reclassification adjustment for amounts recognized in CGS	—	(3)	(2)	(11)

The estimated net amount of deferred gains at September 30, 2021 that are expected to be reclassified to earnings within the next twelve months is $2 million.

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

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheets at September 30, 2021 and December 31, 2020:

	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2021	2020	2021	2020	2021	2020	2021	2020
Assets:
Investments	$12	$11	$12	$11	$—	$—	$—	$—
Foreign Exchange Contracts	23	1	—	—	23	1	—	—
Total Assets at Fair Value	$35	$12	$12	$11	$23	$1	$—	$—

Liabilities:
Foreign Exchange Contracts	$3	$34	$—	$—	$3	$34	$—	$—
Total Liabilities at Fair Value	$3	$34	$—	$—	$3	$34	$—	$—

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding finance leases, at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
(In millions)	2021	2020
Fixed Rate Debt:(1)
Carrying amount — liability	$6,077	$4,094
Fair value — liability	6,449	4,283

Variable Rate Debt:(1)
Carrying amount — liability	$1,469	$1,240
Fair value — liability	1,465	1,197
(1)
Excludes Notes Payable and Overdrafts of $497 million and $406 million at September 30, 2021 and December 31, 2020, respectively, of which $235 million and $227 million, respectively, are at fixed rates and $262 million and $179 million, respectively, are at variable rates. The carrying value of Notes Payable and Overdrafts approximates fair value due to the short term nature of the facilities.

Long term debt with fair values of $6,600 million and $4,391 million at September 30, 2021 and December 31, 2020, respectively, were estimated using quoted Level 1 market prices. The carrying value of the remaining long term debt approximates fair value since the terms of financing agreements are similar to terms that could be obtained under current lending conditions.

NOTE 11. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS

We provide employees with defined benefit pension or defined contribution savings plans.

Defined benefit pension cost follows:

	U.S.		U.S.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Service cost	$3	$1	$6	$3
Interest cost	26	32	68	97
Expected return on plan assets	(54)	(48)	(142)	(145)
Amortization of net losses	26	27	80	82
Net periodic pension cost	$1	$12	$12	$37
Net curtailments/settlements/termination benefits	11	18	30	25
Total defined benefit pension cost	$12	$30	$42	$62

	Non-U.S.		Non-U.S.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Service cost	$7	$8	$22	$22
Interest cost	13	14	35	42
Expected return on plan assets	(13)	(13)	(35)	(40)
Amortization of prior service cost	—	—	1	1
Amortization of net losses	8	9	25	28
Net periodic pension cost	$15	$18	$48	$53
Net curtailments/settlements/termination benefits	—	—	—	1
Total defined benefit pension cost	$15	$18	$48	$54

The net funded (unfunded) status of Cooper Tire's defined benefit pension plans at the Closing Date was $12 million and $(62) million for their U.S. plans and non-U.S. plans, respectively. The net funded (unfunded) status of Cooper Tire's U.S. other postretirement benefits plan at the Closing Date was $(215) million.

Service cost is recorded in CGS or SAG. Other components of net periodic pension cost are recorded in Other (Income) Expense. Net curtailments, settlements and termination benefits are recorded in Other (Income) Expense or Rationalizations if related to a rationalization plan.

In the third quarter and first nine months of 2021, pension settlement charges of $11 million and $30 million, respectively, were recorded in Other (Income) Expense.

In the third quarter and first nine months of 2020, pension settlement charges of $16 million and $19 million, respectively, were recorded in Other (Income) Expense and pension termination benefits charges of $2 million and $7 million, respectively, were recorded in Rationalizations, related to the exit of employees under an approved rationalization plan.

We also provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Other postretirement benefits expense for the three months ended September 30, 2021 and 2020 was $3 million and $1 million, respectively. Other postretirement benefits expense for the nine months ended September 30, 2021 was $6 million. Other postretirement benefits expense for the nine months ended September 30, 2020 included $4 million of net periodic cost, offset by a curtailment credit of $4 million, related to the exit of employees under an approved rationalization plan.

We expect to contribute $50 million to $75 million to our funded pension plans in 2021. For both the three and nine months ended September 30, 2021, we contributed $29 million to our U.S. plans. For the three and nine months ended September 30, 2021, we contributed $11 million and $18 million, respectively, to our non-U.S. plans.

The expense recognized for our contributions to defined contribution savings plans for the three months ended September 30, 2021 and 2020 was $31 million and $25 million, respectively, and for the nine months ended September 30, 2021 and 2020 was $86 million and $75 million, respectively.

NOTE 12. STOCK COMPENSATION PLANS

Our Board of Directors granted 0.9 million performance share units and 0.7 million restricted stock units during the nine months ended September 30, 2021 under our stock compensation plans. We measure the fair value of grants of performance share units and restricted stock units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $19.32 for performance share units and $16.22 for restricted stock units granted during the nine months ended September 30, 2021.

We recognized stock-based compensation expense of $11 million and $22 million during the three and nine months ended September 30, 2021, respectively. At September 30, 2021, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $61 million and is expected to be recognized over the remaining vesting period of the respective grants, through the third quarter of 2024. We recognized stock-based compensation expense of $9 million and $23 million during the three and nine months ended September 30, 2020, respectively.

NOTE 13. COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters

We have recorded liabilities totaling $68 million and $64 million at September 30, 2021 and December 31, 2020, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $19 million and $16 million were included in Other Current Liabilities at September 30, 2021 and December 31, 2020, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.

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

Workers’ Compensation

We have recorded liabilities, on a discounted basis, totaling $200 million and $196 million for anticipated costs related to workers’ compensation at September 30, 2021 and December 31, 2020, respectively. Of these amounts, $35 million and $29 million were included in Current Liabilities as part of Compensation and Benefits at September 30, 2021 and December 31, 2020, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At September 30, 2021 and December 31, 2020, the liability was discounted using a risk-free rate of return. At September 30, 2021, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $25 million.

General and Product Liability and Other Litigation

We have recorded liabilities totaling $397 million and $285 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at September 30, 2021 and December 31, 2020, respectively. The increase from December 31, 2020 was primarily due to the acquisition of Cooper Tire. Of these amounts, $54 million and $38 million were included in Other Current Liabilities at September 30, 2021 and December 31, 2020, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at September 30, 2021, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.

We have recorded an indemnification asset within Accounts Receivable of $1 million and within Other Assets of $21 million for Sumitomo Rubber Industries, Ltd.'s ("SRI") obligation to indemnify us for certain product liability claims related to products manufactured by a formerly consolidated joint venture entity, subject to certain caps and restrictions.

Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and federal courts. To date, we have disposed of approximately 155,200 claims by defending, obtaining the dismissal thereof, or entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $572 million through September 30, 2021 and $563 million through December 31, 2020.

A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by settlement or dismissal in large numbers, the amount and timing of filings, settlements and dismissals and the number of open claims during a particular period can fluctuate significantly.

	Nine Months Ended	Year Ended
(Dollars in millions)	September 30, 2021	December 31, 2020
Pending claims, beginning of period	38,700	39,600
New claims filed	800	1,100
Claims settled/dismissed	(1,000)	(2,000)
Pending claims, end of period	38,500	38,700
Payments(1)	$11	$13
(1)
Represents cash payments made during the period by us and our insurers for asbestos litigation defense and claim resolution.

We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $147 million and $149 million at September 30, 2021 and December 31, 2020, respectively. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future may result in an increase in the recorded obligation, and that increase could be significant.

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

We recorded an insurance receivable related to asbestos claims of $87 million and $90 million at September 30, 2021 and December 31, 2020, respectively. We expect that approximately 60% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $13 million was included in Current Assets as part of Accounts Receivable at both September 30, 2021 and December 31, 2020. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.

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

Amiens Labor Claims

Approximately 850 former employees of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims totaling approximately €140 million ($162 million) against Goodyear France SAS. On May 28, 2020, Goodyear France SAS received a judgment from the labor court with respect to approximately 790 of these former employees. As a result of this ruling and settlement discussions to resolve these claims and other similar claims, we recognized €27 million ($30 million), primarily in 2020, for estimated additional termination benefits. During the first quarter of 2021, we reached settlement agreements with substantially all of the former employees and are filing appropriate proceedings with the labor court to conclude the related legal proceedings. We will continue to defend ourselves against any remaining claims and any additional claims that may be asserted against us.

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

Guarantees

We have off-balance sheet financial guarantees and other commitments totaling $83 million and $73 million at September 30, 2021 and December 31, 2020, respectively. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. We generally do not require collateral in connection with the issuance of these guarantees.

In 2017, we issued a guarantee of approximately PLN165 million ($42 million) in connection with an indirect tax assessment in EMEA. This guarantee amount was subsequently increased to PLN181 million ($46 million). We have concluded our performance under this guarantee is remote and, therefore, have not recorded a liability for this guarantee. In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of $46 million to an insurance company related to SRI's obligation to pay certain outstanding workers' compensation claims of a formerly consolidated joint venture entity. As of September 30, 2021, this guarantee amount has been reduced to $23 million. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to continue to decrease over time as the formerly consolidated joint venture entity pays its outstanding claims. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor, customer, or SRI. Except for the workers' compensation guarantee described above, the guarantees expire at various times through 2022. We are unable to estimate the extent to which our lessors’, customers’, or SRI's assets would be adequate to recover any payments made by us under the related guarantees.

NOTE 14. CAPITAL STOCK

Dividends

In the first nine months of 2020, we paid cash dividends of $37 million on our common stock, all of which was paid in the first quarter of 2020. This amount excludes dividends earned on stock-based compensation plans of approximately $1 million. On April 16, 2020, we announced that we have suspended the quarterly dividend on our common stock.

Common Stock Repurchases

We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During the first nine months of 2021, we did not repurchase any shares from employees.

Cooper Tire Acquisition

In connection with the acquisition of Cooper Tire, we issued 46,060,349 shares of common stock. Refer to Note to the Consolidated Financial Statements No. 2, Cooper Tire Acquisition.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present changes in AOCL, by component, for the nine months ended September 30, 2021 and 2020, after tax and minority interest.

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) from Securities	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2020	$(1,284)	$—	$(2,856)	$5	$(4,135)
Other comprehensive income (loss) before reclassifications	(72)	1	22	2	(47)
Amounts reclassified from accumulated other comprehensive loss	—	—	102	(2)	100
Balance at September 30, 2021	$(1,356)	$1	$(2,732)	$5	$(4,082)

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2019	$(1,156)	$(2,983)	$3	$(4,136)
Other comprehensive income (loss) before reclassifications	(237)	(12)	18	(231)
Amounts reclassified from accumulated other comprehensive loss	—	96	(11)	85
Balance at September 30, 2020	$(1,393)	$(2,899)	$10	$(4,282)

The following table presents reclassifications out of AOCL:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(In millions) (Income) Expense	Amount Reclassified		Amount Reclassified		Affected Line Item in the Consolidated
Component of AOCL	from AOCL		from AOCL		Statements of Operations
Amortization of prior service cost and unrecognized gains and losses	$34	$36	$104	$108	Other (Income) Expense
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures	11	18	30	17	Other (Income) Expense / Rationalizations
Unrecognized net actuarial losses and prior service costs, before tax	45	54	134	125
Tax effect	(11)	(13)	(32)	(29)	United States and Foreign Taxes
Net of tax	$34	$41	$102	$96	Goodyear Net Income (Loss)

Deferred derivative (gains) losses, before tax	$—	$(3)	$(2)	$(11)	Cost of Goods Sold
Tax effect	—	—	—	—	United States and Foreign Taxes
Net of tax	$—	$(3)	$(2)	$(11)	Goodyear Net Income (Loss)
Total reclassifications	$34	$38	$100	$85	Goodyear Net Income (Loss)

The following table presents the details of comprehensive income (loss) attributable to minority shareholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Net Income (Loss) Attributable to Minority Shareholders	$2	$5	$12	$—
Other Comprehensive Income (Loss):
Foreign currency translation	(1)	(2)	(9)	(11)
Comprehensive Income (Loss) Attributable to Minority Shareholders	$1	$3	$3	$(11)

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

Cooper Tire Acquisition

On June 7, 2021 (the "Closing Date"), we completed our previously announced acquisition of Cooper Tire & Rubber Company (“Cooper Tire”) pursuant to the terms of the Agreement and Plan of Merger, dated February 22, 2021 (the “Merger Agreement”), by and among Goodyear, Vulcan Merger Sub Inc., a direct, wholly owned subsidiary of Goodyear (“Merger Sub”), and Cooper Tire. Goodyear acquired Cooper Tire by way of the merger of Merger Sub with and into Cooper Tire (the “Merger”), with Cooper Tire surviving the Merger as a wholly owned subsidiary of Goodyear. In accordance with the terms of the Merger Agreement, upon closing of the transaction, Cooper Tire stockholders received $41.75 per share in cash and a fixed exchange ratio of 0.907 shares of Goodyear common stock per share of Cooper Tire common stock (the "Merger Consideration"). The cash component of the Merger Consideration totaled $2,155 million and the stockholders of Cooper Tire received 46.1 million shares of Goodyear common stock valued at $942 million, based on the closing market price of Goodyear common stock on the last trading day prior to the Closing Date. For further information, refer to Note to the Consolidated Financial Statements No. 2, Cooper Tire Acquisition.

The descriptions of, and references to, the Merger Agreement included in this Quarterly Report on Form 10-Q are qualified in their entirety by the full text of the Merger Agreement, which is attached as Exhibit 2.1 to our Current Report on Form 8-K filed on February 25, 2021.

On May 18, 2021, we issued $850 million in aggregate principal amount of 5% senior notes due 2029 and $600 million in aggregate principal amount of 5.25% senior notes due July 2031. The net proceeds from these notes, together with cash and cash equivalents and borrowings under our first lien revolving credit facility, were used to fund the cash component of the Merger Consideration and related transaction costs.

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

Transaction and other costs related to the acquisition of Cooper Tire totaled $55 million during the nine months ended September 30, 2021, of which $49 million ($41 million after-tax and minority) of these costs were included in Other (Income) Expense and $6 million ($4 million after-tax and minority) were included in Cost of Goods Sold ("CGS") and Selling, General and Administrative Expense ("SAG"). There were no transaction costs related to the acquisition of Cooper Tire during the third quarter of 2021.

The Merger Consideration was allocated on a provisional basis to the estimated fair value of the assets acquired and liabilities assumed from Cooper Tire as of the Closing Date. Certain of these fair value estimates, including those related to Property, Plant and Equipment, Goodwill and Intangible Assets, are preliminary and subject to change as management completes further analyses and studies. For further information, refer to Note to the Consolidated Financial Statements No. 2, Cooper Tire Acquisition, and "Critical Accounting Policies".

Results of Operations

During the third quarter and first nine months of 2021, our operating results significantly improved compared to 2020, as the overall negative impacts of the COVID-19 pandemic on tire industry demand, auto production, miles driven and our tire volume moderated and continued to improve, compared to the severe global economic disruption experienced throughout much of 2020, particularly in the first half of the year.

Nonetheless, our results for the third quarter and first nine months of 2021 continued to be negatively influenced by the direct and indirect macroeconomic effects of the ongoing pandemic. Our global businesses are experiencing varying stages of recovery, as national and local efforts in many countries to contain the spread of COVID-19, including renewed stay-at-home orders, continue to impact economic conditions. Increased demand for consumer products and supply chain disruptions as a result of the pandemic and other global events, including port congestion and container shortages, has led to inflationary cost pressures, including higher costs for certain raw materials, higher transportation costs and higher energy costs, as well as shortages of certain automobile parts, such as semiconductors, which have affected OE manufacturers’ ability to produce consumer and commercial vehicles consistently.

Most of our global tire manufacturing facilities are operating at or near full capacity to meet current demand, as well as to increase the level of our finished goods inventory as we continue to restock in order to fulfill anticipated near-term demand. However, like many companies, we are experiencing shortages of qualified and reliable workers, particularly in the U.S. Absenteeism, a tight labor supply and elevated turnover are resulting in manufacturing inefficiencies, increased training costs and higher wages. To address this issue, we have accelerated hiring, increased training capacity and started to adjust future investment plans to consider not just the cost, but also the availability of qualified workers. Our decisions to change production levels in the future will be based on an evaluation of market demand signals and inventory and supply levels, as well as the availability of sufficient qualified labor and our ability to continue to safeguard the health of our associates.

We continue to monitor the pandemic on a local basis, taking actions to protect the health and wellbeing of our associates, customers and communities, which remain our top priority. We also continue to follow guidance from the Centers for Disease Control and Prevention, which include preventative measures at our facilities as appropriate, including limiting visitor access and business travel, remote and hybrid working, masking and social distancing practices, and frequent disinfection.

In addition, during the first quarter of 2021, a severe winter storm in the U.S. caused temporary shutdowns of three of our chemical facilities, limited production at three tire manufacturing facilities, and impacted more than 170 consumer and commercial retail locations. We estimate that the negative impact on our earnings, primarily in Americas, for the three and nine months ended September 30, 2021 was approximately $2 million ($2 million after-tax and minority) and $52 million ($42 million after-tax and minority), respectively.

Our results for the third quarter of 2021 include a 31.6% increase in tire unit shipments compared to 2020, reflecting the addition of Cooper Tire's operating results, as well as the pandemic-related recovery noted above. Year-over-year cost savings, including the impact of temporary fixed cost reductions in 2020, were unfavorable by $65 million.

Net sales in the third quarter of 2021 were $4,934 million, compared to $3,465 million in the third quarter of 2020. Net sales increased in the third quarter of 2021 primarily due to the addition of Cooper Tire's net sales of $907 million, improvements in price and product mix, primarily in Americas and EMEA, higher sales in other tire-related businesses, driven by increased third-party chemical sales in Americas and increased global aviation tire sales, and higher tire volume, primarily in Americas and EMEA.

In the third quarter of 2021, Goodyear net income was $132 million, or $0.46 per share, compared to a net loss of $2 million, or $0.01 per share, in the third quarter of 2020. The favorable change in Goodyear net income (loss) was primarily due to higher segment operating income, partially offset by higher income tax expense.

Our total segment operating income for the third quarter of 2021 was $372 million, compared to $162 million in the third quarter of 2020. The $210 million increase was primarily due to improvements in price and product mix of $332 million, primarily in Americas and EMEA, the addition of Cooper Tire’s operating income of $48 million, lower conversion costs of $26 million, primarily reflecting favorable overhead absorption as a result of higher global factory utilization more than offsetting the nonrecurrence of pandemic-related temporary cost reductions in 2020, inflationary cost pressures and labor-related manufacturing inefficiencies, higher earnings in other tire-related businesses of $23 million, driven by increased global aviation tire sales and increased retail sales in Americas, and higher tire volume of $22 million. These improvements in segment operating income were partially offset by higher raw material costs of $161 million and higher SAG of $49 million.

Net sales in the first nine months of 2021 were $12,424 million, compared to $8,665 million in the first nine months of 2020. Net sales increased in the first nine months of 2021 primarily due to higher global tire volume, the addition of Cooper Tire's net sales since the Closing Date of $1,163 million, higher sales in other tire-related businesses, driven by increased third-party chemical, retread and retail sales in Americas, increased Fleet Solutions sales in EMEA and increased global aviation tire sales, improvements in price and product mix, and favorable foreign currency translation, primarily in EMEA and Asia Pacific.

In the first nine months of 2021, Goodyear net income was $211 million, or $0.82 per share, compared to a net loss of $1,317 million, or $5.62 per share, in the first nine months of 2020. The favorable change in Goodyear net income (loss) was primarily due to higher segment operating income, a decrease in goodwill and other asset impairment charges and lower rationalization expense, partially offset by higher income tax expense and higher interest expense.

Our total segment operating income for the first nine months of 2021 was $897 million, compared to an operating loss of $316 million in the first nine months of 2020. The $1,213 million favorable change was primarily due to improvements in price and product mix of $583 million, primarily in Americas and EMEA, lower conversion costs of $384 million, primarily due to favorable overhead absorption as a result of higher global factory utilization, higher global tire volume of $357 million, higher earnings in other tire-related businesses of $115 million, driven by increased third-party chemical and retail sales in Americas, as well as increased global aviation sales, and a favorable indirect tax ruling in Brazil of $69 million. These improvements in segment operating income were partially offset by higher raw material costs of $176 million and higher SAG of $130 million. Total segment operating income for the first nine months of 2021 includes operating income of $32 million related to Cooper Tire. Refer to "Results of Operations — Segment Information" for additional information.

Liquidity

At September 30, 2021, we had $1,187 million of cash and cash equivalents as well as $4,195 million of unused availability under our various credit agreements, compared to $1,539 million and $3,881 million, respectively, at December 31, 2020. Cash and cash equivalents decreased by $352 million from December 31, 2020 primarily due to payment of the $1,856 million cash component of the Merger Consideration, net of cash and restricted cash acquired, and capital expenditures of $666 million, partially offset by net borrowings of $2,257 million, including $1,450 million of new senior notes used to fund the Cooper Tire acquisition. In addition, cash used for operating activities was $2 million in the first nine months of 2021. Cash used for operating activities reflects cash used for working capital of $1,064 million and rationalization payments of $162 million, largely offset by net income for the period of $223 million, which includes non-cash charges for depreciation and amortization of $645 million and an inventory fair value step-up adjustment of $110 million related to the Cooper Tire acquisition. Refer to "Liquidity and Capital Resources" for additional information.

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

On September 28, 2021, we issued €400 million in aggregate principal amount of Goodyear Europe B.V. (“GEBV”) 2.75% senior notes due 2028. A portion of the net proceeds from these notes were used to redeem our existing €250 million 3.75% senior notes due 2023 on October 28, 2021.

Outlook

While markets have recovered considerably, we continue to face uncertainty in many countries around the globe as governments continue to implement measures to slow the pandemic that have the potential to reduce economic activity and mobility. In addition, OE manufacturers have continued to be affected by shortages of components and materials, which have limited automobile production globally. Also, our ability to ship products, particularly to locations where we do not have manufacturing, will continue to be impacted by ongoing disruptions in global logistics. In this environment, we expect volume in the fourth quarter of 2021 to be below the fourth quarter of 2019, excluding the benefit of volume added from the Cooper Tire acquisition. However, with the added volume of Cooper Tire, volume trends in the fourth quarter of 2021 are expected to be similar to the third quarter of 2021, when compared to 2019.

For the full year of 2021, we expect our raw material costs to increase $450 million to $475 million, including the benefit of raw material cost saving measures. This expectation excludes raw material cost increases related to Cooper Tire, which we acquired on June 7, 2021, as the incremental impact of Cooper Tire on our results will be reported separately through the second quarter of 2022. Natural and synthetic rubber prices and other commodity prices historically have been volatile, and this estimate could change significantly based on fluctuations in the cost of these and other key raw materials and foreign exchange rates. We are continuing to focus on price and product mix, to substitute lower cost materials where possible, to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials. In the fourth quarter of 2021, we expect the benefits of price and product mix will continue to exceed the impact of higher raw material costs, which are anticipated to approach $300 million.

In addition to the impact of higher raw material costs, we expect continued inflationary pressures from incremental wage, benefit, transportation and energy costs to negatively impact our fourth quarter 2021 results in excess of our ability to offset these costs with cost savings measures. We also expect higher manufacturing costs to negatively impact our fourth quarter 2021 results due to our facilities in the U.S. being affected by higher costs related to higher turnover and the need to train newly hired staff. Our manufacturing facilities in China are being affected by rolling blackouts. As a result, we anticipate the need to focus on price and product mix to manage the impact of these cost pressures in addition to the impact of higher raw material costs.

During 2021, including the impact of Cooper Tire, we expect to reinvest $300 million to $500 million in working capital. We expect to experience normal seasonality in working capital during the fourth quarter of 2021, resulting in positive cash flows from operating activities in excess of capital expenditures.

Our results for the fourth quarter of 2021 will also be impacted by the amortization of purchase accounting adjustments of approximately $10 million based on our preliminary allocation of the Merger Consideration.

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

RESULTS OF OPERATIONS

CONSOLIDATED

Three months ended September 30, 2021 and 2020

Net sales in the third quarter of 2021 were $4,934 million, increasing $1,469 million, or 42.4%, from $3,465 million in the third quarter of 2020. Goodyear net income was $132 million, or $0.46 per share, in the third quarter of 2021, compared to a net loss of $2 million, or $0.01 per share, in the third quarter of 2020.

Net sales increased in the third quarter of 2021 primarily due to the addition of Cooper Tire's net sales of $907 million, improvements in price and product mix of $297 million, primarily in Americas and EMEA, higher sales in other tire-related businesses of $128 million, driven by increased third-party chemical sales in Americas and increased global aviation tire sales, higher tire volume of $95 million, primarily in Americas and EMEA, and favorable foreign currency translation of $40 million.

Worldwide tire unit sales in the third quarter of 2021 were 48.2 million units, increasing 11.6 million units, or 31.6%, from 36.6 million units in the third quarter of 2020. Replacement tire volume increased globally by 12.1 million units, or 44.2%. OE tire volume decreased by 0.5 million units, or 7.3%, reflecting decreases in Americas and EMEA, which were partially offset by an increase in Asia Pacific.

CGS in the third quarter of 2021 was $3,894 million, increasing $1,119 million, or 40.3%, from $2,775 million in the third quarter of 2020. CGS increased primarily due to the addition of Cooper Tire's CGS of $771 million, which includes $72 million ($53 million after-tax and minority) of amortization related to a fair value adjustment to the Closing Date inventory that was acquired by Goodyear, higher raw material costs of $161 million, higher costs in other tire-related businesses of $105 million, driven by increased third-party chemical sales in Americas, higher tire volume of $73 million, primarily in Americas and EMEA, and foreign currency translation of $30 million. These increases were partially offset by lower costs related to product mix of $35 million, driven by Americas, and lower conversion costs of $26 million, primarily reflecting favorable overhead absorption as a result of higher global factory utilization more than offsetting the nonrecurrence of pandemic-related temporary cost reductions in 2020, inflationary cost pressures and labor-related manufacturing inefficiencies.

CGS in the third quarter of 2021 and 2020 included pension expense of $6 million and $4 million, respectively. CGS in the third quarter of 2020 included an unfavorable indirect tax settlement in Mexico of $6 million ($5 million after-tax and minority). CGS in the third quarter of 2020 also included asset write-offs of $4 million ($3 million after-tax and minority), primarily related to the permanent closure of our Gadsden, Alabama manufacturing facility (“Gadsden"). CGS in the third quarter of 2021 included incremental savings from rationalization plans of $2 million, compared to $38 million in 2020. CGS was 78.9% of sales in the third quarter of 2021, compared to 80.1% in the third quarter of 2020.

SAG in the third quarter of 2021 was $727 million, increasing $172 million, or 31.0%, from $555 million in the third quarter of 2020. SAG increased primarily due to the addition of Cooper Tire's SAG of $98 million, higher wages and benefits of $26 million, higher advertising expense of $9 million, higher third-party contracting costs of $8 million, and foreign currency translation of $7 million.

SAG in the third quarter of 2021 and 2020 included pension expense of $4 million and $5 million, respectively. SAG in both the third quarter of 2021 and 2020 included incremental savings from rationalization plans of $2 million. SAG was 14.7% of sales in the third quarter of 2021, compared to 16.0% in the third quarter of 2020.

We recorded net rationalization charges of $13 million ($11 million after-tax and minority) in the third quarter of 2021 and $25 million ($20 million after-tax and minority) in the third quarter of 2020. Net rationalization charges in the third quarter of 2021 primarily related to the permanent closure of Gadsden and the plan to modernize two of our tire manufacturing facilities in Germany. Net rationalization charges in the third quarter of 2020 primarily related to the permanent closure of Gadsden and additional termination benefits for associates at the closed Amiens, France manufacturing facility. For further information, refer to Note to the Consolidated Financial Statements No. 4, Costs Associated with Rationalization Programs.

Interest expense in the third quarter of 2021 was $104 million, increasing $16 million, or 18.2%, from $88 million in the third quarter of 2020. The average interest rate was 5.11% in the third quarter of 2021 compared to 5.17% in the third quarter of 2020. The average debt balance was $8,137 million in the third quarter of 2021 compared to $6,815 million in the third quarter of 2020.

Other (Income) Expense in the third quarter of 2021 was $9 million of expense, compared to $32 million of expense in the third quarter of 2020. Other (Income) Expense for the three months ended September 30, 2021 includes pension settlement charges of $11 million ($8 million after-tax and minority) and net gains (losses) on asset and other sales of $10 million ($7 million after-tax and minority) and $(3) million ($(2) million after-tax and minority), respectively, primarily related to the sale of land in Hanau, Germany. Other (Income) Expense in the third quarter of 2020 included pension settlement charges of $16 million ($12 million after-tax and minority). The remainder of the change in Other (Income) Expense between the third quarter of 2021 and 2020 was driven by a decrease in the other components of non-service related pension and other postretirement benefits cost, primarily as a result of lower interest cost from decreases in discount rates.

For the third quarter of 2021, we recorded income tax expense of $53 million on income before income taxes of $187 million. In the third quarter of 2020, we recorded a tax benefit of $13 million on a loss before income taxes of $10 million. The income tax benefit for the three months ended September 30, 2020 includes discrete tax benefits of $14 million ($14 million after minority interest), primarily to adjust our deferred tax assets in England for an enacted change in the tax rate during 2020. For further information regarding income taxes, refer to Note to the Consolidated Financial Statements No. 6, Income Taxes.

Minority shareholders’ net income in the third quarter of 2021 was $2 million, compared to $5 million in 2020.

Nine Months Ended September 30, 2021 and 2020

Net sales in the first nine months of 2021 were $12,424 million, increasing $3,759 million, or 43.4%, from $8,665 million in the first nine months of 2020. Goodyear net income was $211 million, or $0.82 per share, in the first nine months of 2021, compared to a net loss of $1,317 million, or $5.62 per share, in the first nine months of 2020.

Net sales increased in the first nine months of 2021, primarily due to higher global tire volume of $1,673 million, the addition of Cooper Tire's net sales of $1,163 million, higher sales in other tire-related businesses of $381 million, driven by increased third-party chemical and retail sales in Americas and higher retread sales in Americas and EMEA, improvements in price and product mix of $346 million, and favorable foreign currency translation of $194 million, primarily in EMEA and Asia Pacific.

Worldwide tire unit sales in the first nine months of 2021 were 120.7 million units, increasing 32.4 million units, or 36.7%, from 88.3 million units in the first nine months of 2020. Replacement tire volume increased globally by 28.2 million units, or 42.2%. OE tire volume increased globally by 4.2 million units, or 19.5%.

CGS in the first nine months of 2021 was $9,723 million, increasing $2,180 million, or 28.9%, from $7,543 million in the first nine months of 2020. CGS increased primarily due to higher global tire volume of $1,316 million, the addition of Cooper Tire's CGS of $1,006 million, which includes $110 million ($82 million after-tax and minority) of amortization related to a fair value adjustment to the Closing Date inventory that was acquired by Goodyear, higher costs in other tire-related businesses of $266 million, driven by higher third-party chemical and retread sales in Americas, higher raw material costs of $176 million, and foreign currency translation of $143 million, primarily in EMEA and Asia Pacific. These increases were partially offset by lower conversion costs of $384 million, primarily due to favorable overhead absorption as a result of higher global factory utilization and savings from rationalization plans, lower costs related to product mix of $237 million, primarily in Americas, a favorable indirect tax ruling in Brazil of $69 million, of which $66 million ($43 million after-tax and minority) related to prior years, and $26 million of pandemic-related work in process inventory write-offs in 2020, primarily in Americas and EMEA.

CGS in the first nine months of 2021 and 2020 included pension expense of $15 million and $12 million, respectively. CGS in the first nine months of 2020 included accelerated depreciation of $94 million ($72 million after-tax and minority), primarily related to the permanent closure of Gadsden. CGS in the first nine months of 2020 also included an unfavorable indirect tax settlement in Mexico of $6 million ($5 million after-tax and minority). CGS in the first nine months of 2021 included incremental savings from rationalization plans of $60 million, primarily in Americas, compared to $66 million in 2020. CGS was 78.3% of sales in the first nine months of 2021, compared to 87.1% in the first nine months of 2020.

SAG in the first nine months of 2021 was $1,949 million, increasing $362 million, or 22.8%, from $1,587 million in the first nine months of 2020. SAG increased primarily due to the addition of Cooper Tire's SAG of $140 million, higher wages and benefits of $104 million and higher advertising expense of $34 million, both relating to pandemic-related actions taken in 2020, and foreign currency translation of $48 million, primarily in EMEA and Asia Pacific.

SAG in the first nine months of 2021 and 2020 included pension expense of $13 million for each period. SAG in the first nine months of 2021 included incremental savings from rationalization plans of $7 million, compared to $4 million in 2020. SAG was 15.7% of sales in the first nine months of 2021, compared to 18.3% in the first nine months of 2020.

In the first nine months of 2020, we recorded a non-cash impairment charge of $182 million ($178 million after-tax and minority) related to goodwill of our EMEA reporting unit and a $148 million non-cash impairment charge ($113 million after-tax and minority) related to our investment in TireHub.

We recorded net rationalization charges of $81 million ($72 million after-tax and minority) in the first nine months of 2021 and $133 million ($104 million after-tax and minority) in the first nine months of 2020. Net rationalization charges in the first nine months of 2021 primarily related to the plan to modernize two of our manufacturing facilities in Germany, the permanent closure of Gadsden, and a plan to reduce SAG headcount in EMEA. Net rationalization charges in the first nine months of 2020 primarily related to the permanent closure of Gadsden and additional termination benefits for associates at the closed Amiens, France manufacturing facility. For further information, refer to Note to the Consolidated Financial Statements No. 4, Costs Associated with Rationalization Programs.

Interest expense in the first nine months of 2021 was $280 million, increasing $34 million, or 13.8%, from $246 million in the first nine months of 2020. The average interest rate was 5.28% in the first nine months of 2021 compared to 5.00% in the first nine months of 2020. The average debt balance was $7,073 million in the first nine months of 2021 compared to $6,554 million in the first nine months of 2020. Interest expense in the first nine months of 2021 included a $5 million ($4 million after-tax and minority) charge related to the redemption of our existing $1.0 billion 5.125% senior notes due 2023.

Other (Income) Expense in the first nine months of 2021 was $73 million of expense, compared to $93 million of expense in the first nine months of 2020. Other (Income) Expense for the nine months ended September 30, 2021 includes $48 million ($32 million after-tax and minority) of interest income related to the favorable indirect tax ruling in Brazil, net gains (losses) on asset and other sales of $10 million ($7 million after-tax and minority) and $(3) million ($(2) million after-tax and minority), respectively, primarily related to the sale of land in Hanau, Germany, $49 million of transaction and other costs related to the acquisition of Cooper Tire, and pension settlement charges of $30 million ($22 million after-tax and minority). Other (Income) Expense in the first nine months of 2021 also includes an out of period adjustment of $7 million ($7 million after-tax and minority) of expense related to foreign currency exchange in Americas. Other (Income) Expense in the first nine months of 2020 included pension settlement charges of $19 million ($14 million after-tax and minority) and net losses on asset sales of $2 million ($2 million after-tax and minority). The remainder of the change in Other (Income) Expense between the first nine months of 2021 and 2020 was driven by a decrease in the other components of non-service related pension and other postretirement benefits cost, primarily as a result of lower interest cost from decreases in discount rates.

For the first nine months of 2021, we recorded income tax expense of $95 million on income before income taxes of $318 million. Income tax expense for the nine months ended September 30, 2021 includes a net discrete benefit of $30 million ($30 million after minority interest), primarily related to adjusting our deferred tax assets in England for a recently enacted increase in the tax rate, partially offset by net discrete charges for various items, including the settlement of a tax audit in Poland.

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

We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for the nine months ended September 30, 2021 primarily relates to the tax on the favorable indirect tax ruling in Brazil during the second quarter, losses in foreign jurisdictions in which no tax benefits are recorded, and the discrete items noted above. The difference between our effective tax rate and the U.S. statutory rate of 21% for the nine months ended September 30, 2020 primarily relates to the discrete items noted above, a first quarter non-cash goodwill impairment charge of $182 million, and forecasted losses for the full year in foreign jurisdictions in which no tax benefits are recorded, which were accentuated during 2020 by business interruptions resulting from the COVID-19 pandemic.

At September 30, 2021 and December 31, 2020, we had approximately $800 million and $1.2 billion of U.S. federal, state and local net deferred tax assets, respectively, net of valuation allowances totaling $368 million primarily for foreign tax credits with limited lives. At September 30, 2021, approximately $500 million of these U.S. net deferred tax assets have unlimited lives and approximately $300 million have limited lives and expire between 2025 and 2041. The decrease in our U.S. net deferred tax assets from December 31, 2020 primarily reflects the establishment of deferred tax liabilities for the tax impacts of certain fair value and other purchase accounting adjustments related to the Cooper Tire acquisition. In the U.S., we have a cumulative loss for the three-year period ending September 30, 2021. However, as the three-year cumulative loss in the U.S. is driven by business disruptions created by the COVID-19 pandemic, primarily in 2020, we also considered other objectively verifiable information in assessing our ability to utilize our net deferred tax assets, including recent favorable recovery trends in the tire industry and our tire volume as well as expected continued improvement. In addition, the Cooper Tire acquisition is expected to generate incremental domestic earnings and provide opportunities for cost and other operating synergies to further improve our U.S. profitability. These favorable trends, together with tax planning strategies, may provide sufficient objectively verifiable information to reverse a portion or all of our U.S. valuation allowance for foreign tax credits within the next twelve months.

At September 30, 2021 and December 31, 2020, our U.S. net deferred tax assets included $160 million and $133 million, respectively, of foreign tax credits with limited lives, net of valuation allowances of $328 million, generated primarily from the receipt of foreign dividends. Our earnings and forecasts of future profitability, taking into consideration recent trends, along with three significant sources of foreign income provide us sufficient positive evidence that we will be able to utilize our remaining foreign tax credits that expire between 2025 and 2031. Our sources of foreign income are (1) 100% of our domestic profitability can be re-characterized as foreign source income under current U.S. tax law to the extent domestic losses have offset foreign source income in prior years, (2) annual net foreign source income, exclusive of dividends, primarily from royalties, and (3) tax planning strategies, including capitalizing research and development costs, accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, and reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, all of which would increase our domestic profitability.

We consider our current forecasts of future profitability in assessing our ability to realize our deferred tax assets, including our foreign tax credits. As noted above, these forecasts include the impact of recent trends, including various macroeconomic factors such as the impact of the COVID-19 pandemic, on our profitability, as well as the impact of tax planning strategies. Macroeconomic factors, including the impact of the COVID-19 pandemic, possess a high degree of volatility and can significantly impact our profitability. As such, there is a risk that future earnings will not be sufficient to fully utilize our U.S. net deferred tax assets, including our remaining foreign tax credits. However, we believe our forecasts of future profitability along with the three significant sources of foreign income described above provide us sufficient positive, objectively verifiable evidence to conclude that it is more likely than not that, at September 30, 2021, our U.S. net deferred tax assets, including our foreign tax credits, net of valuation allowances, will be fully utilized.

At September 30, 2021 and December 31, 2020, we had approximately $1.3 billion of foreign deferred tax assets and valuation allowances of $1.0 billion and $1.1 billion, respectively. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of approximately $897 million on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances having a significant impact on our financial position or results of operations will exist within the next twelve months.

For further information regarding income taxes and the realizability of our deferred tax assets, including our foreign tax credits, refer to Note to the Consolidated Financial Statements No. 6, Income Taxes.

Minority shareholders’ net income in the first nine months of 2021 was $12 million, compared to break-even in 2020.

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

Total segment operating income for the third quarter of 2021 was $372 million, increasing $210 million from $162 million in the third quarter of 2020. Total segment operating margin (segment operating income divided by segment sales) in the third quarter of 2021 was 7.5% compared to 4.7% in the third quarter of 2020. Total segment operating income for the first nine months of 2021 was $897 million, a favorable change of $1,213 million from total segment operating loss of $316 million in the first nine months of 2020. Total segment operating margin in the first nine months of 2021 was 7.2% compared to (3.6)% in the first nine months of 2020.

Americas

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2021	2020	Change	Percent Change	2021	2020	Change	Percent Change
Tire Units	25.9	16.2	9.7	59.3%	60.4	39.2	21.2	54.1%
Net Sales	$2,967	$1,823	$1,144	62.8%	$7,010	$4,630	$2,380	51.4%
Operating Income (Loss)	259	106	153	144.3%	606	(181)	787	NM
Operating Margin	8.7%	5.8%			8.6%	(3.9)%

Three months ended September 30, 2021 and 2020

Americas unit sales in the third quarter of 2021 increased 9.7 million units, or 59.3%, to 25.9 million units. Replacement tire volume increased 10.2 million units, or 82.7%, primarily due to the addition of Cooper Tire's units and an increase in our consumer business in the United States, driven by continued recovery from the economic impacts of the COVID-19 pandemic. OE tire volume decreased 0.5 million units, or 15.8%, primarily in our consumer business in the United States. Consumer OE tire volume continued to be negatively affected by impacts to vehicle production driven by global supply chain disruptions, including shortages of key manufacturing components, such as semiconductors.

Net sales in the third quarter of 2021 were $2,967 million, increasing $1,144 million, or 62.8%, from $1,823 million in the third quarter of 2020. The increase in net sales was driven by the addition of Cooper Tire’s net sales of $795 million, improvements in price and product mix of $137 million, higher sales in other tire-related businesses of $105 million, primarily due to an increase in third-party sales of chemical products and higher retread and aviation sales, higher tire volume of $87 million, and favorable foreign currency translation of $21 million, primarily related to the strengthening of the Brazilian real, Canadian dollar and Mexican peso.

Operating income in the third quarter of 2021 was $259 million, increasing $153 million, or 144.3%, from $106 million in the third quarter of 2020. The increase in operating income was due to improvements in price and product mix of $186 million, which more than offset higher raw material costs of $77 million, the addition of Cooper Tire’s operating income of $44 million, higher tire volume of $20 million, higher earnings in other tire-related businesses of $13 million, primarily due to higher retail and aviation sales and an increase in third-party sales of chemical products, and lower conversion costs of $11 million, primarily reflecting favorable overhead absorption as a result of higher factory utilization more than offsetting the nonrecurrence of pandemic-related temporary cost reductions in 2020, inflationary cost pressures and labor-related manufacturing inefficiencies. These increases were partially offset by higher SAG of $25 million, primarily related to higher wages and benefits, inflation and warehousing costs, and increased transportation costs of $22 million. SAG and conversion costs include incremental savings from rationalization plans of $2 million and $1 million, respectively. Price and product mix includes TireHub equity income of $1 million in 2021, while 2020 includes losses of $4 million. We estimate that the national strike in Colombia and the severe winter storm in the U.S. that occurred in the first half of 2021 negatively impacted Americas operating income for the third quarter of 2021 by approximately $5 million ($5 million after-tax and minority) and $1 million, respectively.

Operating income in the third quarter of 2021 excluded rationalization charges of $11 million, primarily related to the permanent closure of Gadsden. Operating income in the third quarter of 2020 excluded rationalization charges of $9 million and asset write-offs of $4 million, primarily related to Gadsden.

Nine Months Ended September 30, 2021 and 2020

Americas unit sales in the first nine months of 2021 increased 21.2 million units, or 54.1%, to 60.4 million units. Replacement tire volume increased 20.0 million units, or 65.8%, and OE tire volume increased 1.2 million units, or 13.5%, primarily due to the addition of Cooper Tire's units and an increase in our consumer business in the United States, Brazil and Mexico, driven by continued recovery from the economic impacts of the COVID-19 pandemic. Consumer OE tire volume continued to be negatively affected by impacts to vehicle production driven by global supply chain disruptions, including shortages of key manufacturing components, such as semiconductors.

Net sales in the first nine months of 2021 were $7,010 million, increasing $2,380 million, or 51.4%, from $4,630 million in the first nine months of 2020. The increase in net sales was driven by the addition of Cooper Tire’s net sales of $1,018 million, higher tire volume of $966 million, higher sales in other tire-related businesses of $307 million, primarily due to an increase in third-party sales of chemical products and higher retail, retread and aviation sales, and favorable price and product mix of $87 million. We estimate that the severe winter storm in the U.S. negatively impacted Americas net sales for the first nine months of 2021 by approximately $35 million.

Operating income in the first nine months of 2021 was $606 million, a change of $787 million, from an operating loss of $181 million in the first nine months of 2020. The increase in operating income was due to improvements in price and product mix of $356 million, which more than offset higher raw material costs of $99 million, lower conversion costs of $218 million, primarily due to favorable overhead absorption as a result of higher factory utilization, higher tire volume of $174 million, higher earnings in other tire-related businesses of $90 million, primarily due to an increase in third-party sales of chemical products and higher retail and aviation sales, the favorable indirect tax ruling in Brazil of $69 million, Cooper Tire's operating income of $30 million, and $13 million of pandemic-related work in process inventory write-offs in 2020. These increases were partially offset by higher SAG of $54 million, primarily due to higher wages and benefits relating to pandemic-related actions taken in 2020, inflation and higher warehousing costs, and the net impact of out of period adjustments totaling $6 million ($6 million after-tax and minority) of expense primarily related to inventory and accrued freight charges. Conversion costs and SAG include incremental savings from rationalization plans of $55 million and $6 million, respectively, primarily related to Gadsden. Price and product mix includes TireHub equity income of $2 million in the first nine months of 2021 compared to a loss of $30 million in the first nine months of 2020. We estimate that the severe winter storm in the U.S. and the national strike in Colombia that occurred in the first half of 2021 negatively impacted Americas operating income for the first nine months of 2021 by approximately $42 million and $9 million ($9 million after-tax and minority), respectively.

Operating income in the first nine months of 2021 excluded rationalization charges of $29 million, primarily related to the permanent closure of Gadsden. Operating income in the first nine months of 2020 excluded the TireHub non-cash impairment charge of $148 million, as well as asset write-offs and accelerated depreciation of $93 million and rationalization charges of $81 million, primarily related to Gadsden.

Europe, Middle East and Africa

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2021	2020	Change	Percent Change	2021	2020	Change	Percent Change
Tire Units	14.2	13.2	1.0	7.7%	38.9	32.1	6.8	21.2%
Net Sales	$1,397	$1,156	$241	20.8%	$3,858	$2,827	$1,031	36.5%
Operating Income (Loss)	81	22	59	268.2%	198	(141)	339	NM
Operating Margin	5.8%	1.9%			5.1%	(5.0)%

Three months ended September 30, 2021 and 2020

Europe, Middle East and Africa unit sales in the third quarter of 2021 increased 1.0 million units, or 7.7%, to 14.2 million units. Replacement tire volume increased 1.5 million units, or 14.2%, primarily in our consumer business, reflecting increased industry demand due to continued recovery from the economic impacts of the COVID-19 pandemic, the recovery of some tire volume lost in 2020 as a result of our ongoing initiative to align distribution in Europe, and the addition of Cooper Tire’s units. OE tire volume decreased 0.5 million units, or 17.8%, reflecting the negative impact on vehicle production of global supply chain disruptions, including shortages of key manufacturing components, such as semiconductors.

Net sales in the third quarter of 2021 were $1,397 million, increasing $241 million, or 20.8%, from $1,156 million in the third quarter of 2020. Net sales increased primarily due to improvements in price and product mix of $128 million, the addition of Cooper Tire's net sales of $65 million, higher sales in other tire-related businesses of $23 million, driven by growth in our Fleet Solutions business and increased aviation sales, higher tire volume of $16 million, and favorable foreign currency translation of $7 million, driven by a stronger euro, South African rand and British pound partially offset by a weaker Turkish lira.

Operating income in the third quarter of 2021 was $81 million, an increase of $59 million, from $22 million in the third quarter of 2020. The increase in operating income was primarily due to improvements in price and product mix of $118 million, which more than offset higher raw material costs of $53 million, lower conversion costs of $12 million, primarily due to favorable overhead absorption as a result of higher factory utilization, higher earnings in other tire-related businesses of $6 million, primarily due to increases in aviation and racing sales, and higher tire volume of $4 million. These increases were partially offset by higher SAG of $16 million, primarily related to higher advertising expenses and higher wages and benefits, both relating to pandemic-related actions taken in 2020 as well as inflation, higher transportation costs of $8 million, and higher plant industrialization costs of $5 million. Conversion costs include incremental savings from rationalization plans of $1 million.

Operating income in the third quarter of 2021 excluded a net gain on asset sales of $8 million, rationalization charges of $2 million and accelerated depreciation of $1 million. Operating income in the third quarter of 2020 excluded net rationalization charges $12 million.

Nine Months Ended September 30, 2021 and 2020

Europe, Middle East and Africa unit sales in the first nine months of 2021 increased 6.8 million units, or 21.2%, to 38.9 million units. Replacement tire volume increased 5.6 million units, or 22.2%, primarily in our consumer business, reflecting increased industry demand due to continued recovery from the economic impacts of the COVID-19 pandemic and the recovery of some tire volume lost in 2020 as a result of our ongoing initiative to align distribution in Europe. OE tire volume increased 1.2 million units, or 17.6%, reflecting share gains driven by new consumer fitments, partially offset by the negative impact on vehicle production of global supply chain disruptions, including shortages of key manufacturing components, such as semiconductors.

Net sales in the first nine months of 2021 were $3,858 million, increasing $1,031 million, or 36.5%, from $2,827 million in the first nine months of 2020. Net sales increased primarily due to higher tire volume of $509 million, improvements in price and product mix of $237 million, favorable foreign currency translation of $126 million, driven by a stronger euro, South African rand and British pound partially offset by a weaker Turkish lira, the addition of Cooper Tire's net sales of $83 million, and higher sales in other tire-related businesses of $75 million, primarily due to growth in our Fleet Solutions business and increased motorcycle, retread and racing tire sales.

Operating income in the first nine months of 2021 was $198 million, a change of $339 million, from an operating loss of $141 million in the first nine months of 2020. The increase in operating income was primarily due to improvements in price and product mix of $189 million, which more than offset higher raw material costs of $50 million, higher tire volume of $134 million, lower conversion costs of $120 million, primarily due to favorable overhead absorption as a result of higher factory utilization, and $12 million of pandemic-related work in process inventory write-offs in 2020. These increases were partially offset by higher SAG of $48 million, primarily related to higher wages and benefits and higher advertising expenses, both relating to pandemic-related actions taken in 2020 as well as higher warehousing costs and inflation, higher transportation costs of $11 million, and higher plant industrialization costs of $10 million. Conversion costs and SAG include incremental savings from rationalization plans of $5 million and $1 million, respectively.

Operating income in the first nine months of 2021 excluded net rationalization charges of $46 million, a net gain on asset sales of $8 million and accelerated depreciation of $1 million. Operating income in the first nine months of 2020 excluded a non-cash goodwill impairment charge of $182 million, net rationalization charges of $48 million, net losses on asset sales of $2 million and accelerated depreciation of $1 million.

Asia Pacific

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2021	2020	Change	Percent Change	2021	2020	Change	Percent Change
Tire Units	8.1	7.2	0.9	12.6%	21.4	17.0	4.4	25.9%
Net Sales	$570	$486	$84	17.3%	$1,556	$1,208	$348	28.8%
Operating Income	32	34	(2)	(5.9)%	93	6	87	NM
Operating Margin	5.6%	7.0%			6.0%	0.5%

Three months ended September 30, 2021 and 2020

Asia Pacific unit sales in the third quarter of 2021 increased 0.9 million units, or 12.6%, to 8.1 million units. Replacement tire volume increased 0.4 million units, or 10.0%. OE tire volume increased 0.5 million units, or 17.7%. These increases were primarily due to the addition of Cooper Tire's units.

Net sales in the third quarter of 2021 were $570 million, increasing $84 million, or 17.3%, from $486 million in the third quarter of 2020. Net sales increased due to the addition of Cooper Tire’s net sales of $47 million, favorable price and product mix of $32 million, and favorable foreign currency translation of $12 million, primarily related to a stronger Chinese yuan and Australian dollar.

Operating income in the third quarter of 2021 was $32 million, a decrease of $2 million, or 5.9%, from $34 million in the third quarter of 2020. The decrease in operating income was primarily due to higher raw material costs of $31 million and higher SAG of $8 million, primarily related to higher advertising expenses and higher wages and benefits, both relating to pandemic-related actions taken in 2020. These decreases were partially offset by improvements in price and product mix of $28 million, higher earnings in other tire-related businesses of $4 million, primarily due to higher aviation sales, the addition of Cooper Tire's operating income of $3 million, and lower conversion costs of $3 million, primarily due to favorable overhead absorption as a result of higher factory utilization.

Operating income in the third quarter of 2020 excluded net rationalization charges of $4 million.

Nine Months Ended September 30, 2021 and 2020

Asia Pacific unit sales in the first nine months of 2021 increased 4.4 million units, or 25.9%, to 21.4 million units. Replacement tire volume increased 2.6 million units, or 23.3%. OE tire volume increased 1.8 million units, or 31.3%. These increases were primarily due to continued recovery from the economic impacts of the COVID-19 pandemic and the addition of Cooper Tire’s units, partially offset by the impact on vehicle production of global supply chain disruptions, including shortages of key manufacturing components, such as semiconductors.

Net sales in the first nine months of 2021 were $1,556 million, increasing $348 million, or 28.8%, from $1,208 million in the first nine months of 2020. Net sales increased due to higher tire volume of $198 million, favorable foreign currency translation of $66 million, primarily related to a stronger Australian dollar and Chinese yuan, the addition of Cooper Tire’s net sales of $62 million, and favorable price and product mix of $22 million.

Operating income in the first nine months of 2021 was $93 million, an increase of $87 million, from $6 million in the first nine months of 2020. The increase in operating income was primarily due to higher tire volume of $49 million, lower conversion costs of $46 million, primarily due to favorable overhead absorption as a result of higher factory utilization, favorable price and product mix of $38 million, higher earnings in other tire-related businesses of $9 million, primarily due to higher aviation sales, and the addition of Cooper Tire's operating income of $3 million. These increases were partially offset by higher SAG of $28 million, primarily related to higher advertising expenses and higher wages and benefits, both relating to pandemic-related actions taken in 2020, and higher raw material costs of $27 million.

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

On May 18, 2021, we issued $850 million of 5% senior notes due 2029 and $600 million of 5.25% senior notes due July 2031. The net proceeds from these notes, together with cash and cash equivalents and borrowings under our first lien revolving credit facility, were used to fund the cash component of the Merger Consideration and related transaction costs.

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

Following the Cooper Tire acquisition, $117 million in aggregate principal amount of Cooper Tire's 7.625% senior notes due 2027 remain outstanding. These notes also included a $19 million fair value step-up, which is being amortized against interest expense over the remaining life of the notes. Amortization during the third quarter of 2021 was approximately $1 million.

On September 28, 2021, we issued €400 million in aggregate principal amount of GEBV's 2.75% senior notes due 2028. A portion of the net proceeds from these notes was used to redeem our existing €250 million 3.75% senior notes due 2023 on October 28, 2021 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest to the redemption date. The remaining net proceeds will be used for general corporate purposes, which may include repayment of outstanding borrowings under revolving credit facilities.

At September 30, 2021, we had $1,187 million in cash and cash equivalents, compared to $1,539 million at December 31, 2020. For the nine months ended September 30, 2021, net cash used by operating activities was $2 million, reflecting cash used for working capital of $1,064 million and rationalization payments of $162 million, largely offset by net income for the period of $223 million, which includes non-cash charges for depreciation and amortization of $645 million and an inventory fair value step-up adjustment related to the Cooper Tire acquisition of $110 million. Net cash used by investing activities was $2,491 million, primarily representing the $1,856 million cash component of the Merger Consideration, net of cash and restricted cash acquired, and capital expenditures of $666 million. Cash provided by financing activities was $2,155 million, primarily due to net borrowings of $2,257 million.

At September 30, 2021, we had $4,195 million of unused availability under our various credit agreements, compared to $3,881 million at December 31, 2020. The table below presents unused availability under our credit facilities at those dates:

(In millions)	September 30, 2021	December 31, 2020
First lien revolving credit facility	$2,336	$1,535
European revolving credit facility	927	982
Chinese credit facilities	326	297
Mexican credit facility	—	48
Other foreign and domestic debt	141	380
Short term credit arrangements	465	639
	$4,195	$3,881

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

We expect our 2021 cash flow needs to include capital expenditures of approximately $1.0 billion. We also expect interest expense to be approximately $400 million; rationalization payments to be approximately $225 million; income tax payments to be approximately $150 million, excluding one-time items; and contributions to our funded pension plans to be $50 million to $75 million. We expect working capital to be a use of cash for the full year of 2021 of $300 million to $500 million.

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

Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, South Africa, Serbia and Argentina, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, South African, Serbian and Argentinian subsidiaries, which are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At September 30, 2021, approximately $1,010 million of net assets, including approximately $180 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China, South Africa, Serbia and Argentina have not adversely impacted our ability to make transfers out of those countries.

Operating Activities

Net cash used by operating activities was $2 million in the first nine months of 2021, compared to net cash used by operating activities of $239 million in the first nine months of 2020.

The $237 million improvement in net cash used by operating activities was primarily due to an increase in operating income from our SBUs of $1,213 million, which includes a non-cash charge of $110 million for an inventory fair value step-up adjustment related to the Cooper Tire acquisition. This improvement to cash flows from operating activities was partially offset by (i) a net increase in cash used for working capital of $792 million, (ii) an increase in cash income tax payments of $132 million, primarily as a result of higher earnings in 2021 and the receipt of certain tax refunds in 2020, (iii) year-over-year changes in balance sheet accounts for Compensation and Benefits, Other Current Liabilities and Other Assets and Liabilities totaling $97 million, driven by prior year cost actions, payroll tax deferrals and other pandemic-related impacts to our 2020 balance sheet, (iv) cash paid for transaction and other costs related to the Cooper Tire acquisition of $41 million, (v) higher pension contributions and direct payments of $31 million, and (vi) an $18 million increase in cash used for rationalization payments.

The net increase in cash used for working capital reflects increases in cash used for Inventory of $1,452 million and Accounts Receivable of $461 million, partially offset by an increase in cash provided by Accounts Payable – Trade of $1,121 million. These changes were driven by our continued recovery from the impacts of the COVID-19 pandemic, which include higher sales volume and an increase in finished goods inventory as we continue to restock in order to meet anticipated near-term demand.

Investing Activities

Net cash used by investing activities was $2,491 million in the first nine months of 2021, compared to $515 million in the first nine months of 2020. Net cash used by investing activities in the first nine months of 2021 includes the payment of the $1,856 million cash component of the Merger Consideration, net of cash and restricted cash acquired. Capital expenditures were $666 million in the first nine months of 2021, including $119 million related to Cooper Tire since the Closing Date, compared to $487 million in the first nine months of 2020. Beyond expenditures required to sustain our facilities, capital expenditures in 2021 and 2020 primarily related to investments in additional 17-inch and above capacity around the world.

Financing Activities

Net cash provided by financing activities was $2,155 million in the first nine months of 2021, compared to net cash provided by financing activities of $955 million in the first nine months of 2020. Financing activities in the first nine months of 2021 included net borrowings of $2,257 million, which were partially offset by debt-related costs and other financing transactions of $98 million. Financing activities in 2020 included net borrowings of $1,009 million, which were partially offset by dividends on our common stock of $37 million.

Credit Sources

In aggregate, we had total credit arrangements of $12,377 million available at September 30, 2021, of which $4,195 million were unused, compared to $9,707 million available at December 31, 2020, of which $3,881 million were unused. At September 30, 2021, we had long term credit arrangements totaling $11,382 million, of which $3,730 million were unused, compared to $8,632 million and $3,242 million, respectively, at December 31, 2020. At September 30, 2021, we had short term committed and uncommitted credit arrangements totaling $995 million, of which $465 million were unused, compared to $1,075 million and $639 million, respectively, at December 31, 2020. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.

Outstanding Notes

At September 30, 2021, we had $5,892 million of outstanding notes compared to $3,860 million at December 31, 2020. The increase from December 31, 2020 was primarily due to the issuance of $1.45 billion of senior notes to fund a portion of the acquisition of Cooper Tire, the issuance of €400 million of GEBV senior notes, and $135 million of Cooper Tire senior notes.

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

Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks in an amount not to exceed $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion. As of September 30, 2021, our borrowing base, and therefore our availability, under this facility was $395 million below the facility's stated amount of $2.75 billion.

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

At September 30, 2021, we had no borrowings and $19 million of letters of credit issued under the revolving credit facility. At December 31, 2020, we had no borrowings and $11 million of letters of credit issued under the revolving credit facility.

At September 30, 2021, we had $318 million in letters of credit issued under bilateral letter of credit agreements.

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

At both September 30, 2021 and December 31, 2020, the amount outstanding under this facility was $400 million.

€800 million Amended and Restated Senior Secured European Revolving Credit Facility due 2024

Our amended and restated European revolving credit facility consists of (i) a €180 million German tranche that is available only to Goodyear Dunlop Tires Germany GmbH ("GDTG") and (ii) a €620 million all-borrower tranche that is available to GEBV, GDTG and Goodyear Operations S.A. Up to €175 million of swingline loans and €75 million in letters of credit are available for issuance under the all-borrower tranche. Amounts drawn under this facility will bear interest at LIBOR plus 150 basis points for loans denominated in U.S. dollars or pounds sterling and EURIBOR plus 150 basis points for loans denominated in euros, and undrawn amounts under the facility are subject to an annual commitment fee of 25 basis points. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to €200 million.

At both September 30, 2021 and December 31, 2020, there were no borrowings and no letters of credit outstanding under the European revolving credit facility.

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

Accounts Receivable Securitization Facilities (On-Balance Sheet)

On October 11, 2021, GEBV and certain other of our European subsidiaries amended and restated the definitive agreements for our pan-European accounts receivable securitization facility, extending the term through 2027. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €30 million and not more than €450 million. For the period from October 16, 2020 through October 18, 2021, the designated maximum amount for the facility was €280 million. For the period from October 19, 2021 through October 19, 2022, the designated maximum amount of the facility was increased to €300 million.

The facility involves the ongoing daily sale of substantially all of the trade accounts receivable of certain GEBV subsidiaries. These subsidiaries retain servicing responsibilities. Utilization under this facility is based on eligible receivable balances.

The funding commitments under the facility will expire upon the earliest to occur of: (a) October 19, 2027, (b) the non-renewal and expiration (without substitution) of all of the back-up liquidity commitments, (c) the early termination of the facility according to its terms (generally upon an Early Amortisation Event (as defined in the facility), which includes, among other things, events similar to the events of default under our senior secured credit facilities; certain tax law changes; or certain changes to law, regulation or accounting standards), or (d) our request for early termination of the facility. The facility’s current back-up liquidity commitments will expire on October 19, 2022.

At September 30, 2021, the amounts available and utilized under this program totaled $308 million (€266 million). At December 31, 2020, the amounts available and utilized under this program totaled $291 million (€237 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At September 30, 2021, the gross amount of receivables sold was $523 million, compared to $451 million at December 31, 2020. The increase from December 31, 2020 is primarily due to the addition of Cooper Tire's off-balance sheet factoring programs.

Supplier Financing

We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institution acts as our paying agent with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under the programs. Agreements for such financing programs totaled up to $520 million and $500 million at September 30, 2021 and December 31, 2020, respectively.

Further Information

On March 5, 2021, the ICE Benchmark Administration, the administrator of LIBOR (“IBA”), confirmed its previously announced plans to cease publication of USD LIBOR on December 31, 2021 for the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. In addition, the IBA will also cease publication of all tenors of euro, Swiss franc, Japanese yen and British pound LIBOR on December 31, 2021. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include the recommendation by the Alternative Reference Rates Committee that has been convened by the Federal Reserve Board and the Federal Reserve Bank of New York to use the Secured Overnight Financing Rate, known as SOFR. Additionally, the International Swaps and Derivatives Association, Inc. launched consultations on technical issues related to new benchmark fallbacks for derivative contracts that reference certain interbank offered rates, including LIBOR, and has developed documentation to incorporate fallback provisions into relevant derivative contracts. We cannot currently predict the effect of the discontinuation of, or other changes to, LIBOR or any establishment of alternative reference rates in the United States, the United Kingdom, the European Union or elsewhere on the global capital markets. The uncertainty regarding the future of LIBOR, as well as the transition from LIBOR to any alternative reference rate or rates, could have adverse impacts on floating rate obligations, loans, deposits, derivatives and other financial instruments that currently use LIBOR as a benchmark rate. We have identified and evaluated our financing obligations and other contracts that refer to LIBOR and expect to be able to transition those obligations and contracts to an alternative reference rate upon the discontinuation of LIBOR. Our amended and restated first lien revolving credit facility, our second lien term loan facility and our European revolving credit facility, which constitute the most significant of our LIBOR-based debt obligations, contain fallback provisions that address the potential discontinuation of LIBOR and facilitate the adoption of an alternate rate of interest. We have not issued any long term floating rate notes. Our amended and restated first lien revolving credit facility and second lien term loan facility also contain express provisions for the use, at our option, of an alternative base rate (the higher of (a) the prime rate, (b) the federal funds effective rate or the overnight bank funding rate plus 50 basis points or (c) LIBOR plus 100 basis points). We do not believe that the discontinuation of LIBOR, or its replacement with an alternative reference rate or rates, will have a material impact on our results of operations, financial position or liquidity.

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

We have additional financial covenants in our first and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•
We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $275 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for the most recent period of four consecutive fiscal quarters. As of September 30, 2021, our unused availability under this facility of $2,336 million, plus our Available Cash of $247 million, totaled $2,583 million, which is in excess of $275 million.

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

In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first and second lien credit facilities that are described above and a financial covenant applicable only to GEBV and its subsidiaries. This financial covenant provides that we are not permitted to allow GEBV’s ratio of Consolidated Net GEBV Indebtedness to Consolidated GEBV EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net GEBV Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GEBV and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries, and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net GEBV Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At September 30, 2021, we were in compliance with this financial covenant.

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

At September 30, 2021, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.

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

Dividends and Common Stock Repurchases

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

We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During the first nine months of 2021, we did not repurchase any shares from employees.

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

Each Subsidiary Guarantor is a consolidated subsidiary of the Parent Company at the date of each balance sheet presented. The following tables present summarized financial information for the Parent Company and the Subsidiary Guarantors on a combined basis after elimination of (i) intercompany transactions and balances among the Parent Company and the Subsidiary Guarantors and (ii) equity in earnings from and investments in any Non-Guarantor Subsidiary. On July 2, 2021, Cooper Tire and certain of its subsidiaries were added as Subsidiary Guarantors.

	Summarized Balance Sheets
(In millions)	September 30, 2021	December 31, 2020
Total Current Assets(1)	$5,516	$4,662
Total Non-Current Assets	7,886	5,426

Total Current Liabilities	$2,906	$1,960
Total Non-Current Liabilities	9,420	7,538
(1)
Includes receivables due from Non-Guarantor Subsidiaries of $1,833 million and $2,428 million as of September 30, 2021 and December 31, 2020, respectively.

	Summarized Statements of Operations
(In millions)	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Net Sales	$6,652	$6,114
Cost of Goods Sold	5,351	5,277
Selling, Administrative and General Expense	1,054	1,094
Goodwill and Other Asset Impairments	—	148
Rationalizations	28	95
Interest Expense	239	257
Other (Income) Expense	(17)	(58)
Income (Loss) before Income Taxes(2)	$(3)	$(699)

Net Income (Loss)	$(16)	$(806)
Goodyear Net Income (Loss)	$(16)	$(806)
(2)
Includes income from intercompany transactions with Non-Guarantor Subsidiaries of $430 million for the nine months ended September 30, 2021, primarily from royalties, intercompany product sales, dividends and interest, and $527 million for the year ended December 31, 2020, primarily from royalties, dividends, interest and intercompany product sales.

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

We estimate the fair value of acquired customer relationships using the multi-period excess earnings method. Fair value is estimated as the present value of the benefits anticipated from ownership of the asset in excess of the returns required on the investment in contributory assets which are necessary to realize those benefits. The intangible asset’s estimated earnings are determined as the residual earnings after quantifying estimated earnings from contributory assets. Assumptions used in these calculations are considered from a market participant perspective and include revenue growth rates, estimated earnings, contributory asset charges, customer attrition rates and discount rates.

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
•
delays or disruptions in our supply chain or in the provision of services, including utilities, to us could result in increased costs or disruptions in our operations;

•
we are experiencing inflationary cost pressures, including with respect to wages, benefits, transportation and energy costs, that may materially adversely affect our operating results;
•
changes to tariffs or trade agreements, or the imposition of new or increased tariffs or trade restrictions, may materially adversely affect our operating results;
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
•
if we experience a labor strike, work stoppage, labor shortage or other similar event at the Company or its joint ventures, our business, results of operations, financial condition and liquidity could be materially adversely affected;
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
•
financial difficulties, work stoppages, labor shortages, supply disruptions or economic conditions affecting our major OE customers, dealers or suppliers could harm our business;
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

Interest Rate Risk

We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At September 30, 2021, 21% of our debt was at variable interest rates averaging 3.31%.

The following table presents information about long term fixed rate debt, excluding finance leases, at September 30, 2021:

(In millions)
Carrying amount — liability	$6,077
Fair value — liability	6,449
Pro forma fair value — liability	6,722

The pro forma information assumes a 100 basis point decrease in market interest rates at September 30, 2021, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.

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

The following table presents net foreign currency contract information at September 30, 2021:

(In millions)
Fair value — asset (liability)	$20
Pro forma decrease in fair value	(102)
Contract maturities	10/21-9/22

The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at September 30, 2021, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

Fair values are recognized on the Consolidated Balance Sheet at September 30, 2021 as follows:

(In millions)
Current asset (liability):
Accounts receivable	$23
Other current liabilities	(3)

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

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2021 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On June 7, 2021, we completed the acquisition of Cooper Tire, which operated under its own set of systems and internal controls. Subsequent to the acquisition, we began the process of integrating certain of Cooper Tire's processes to our internal control over financial reporting environment. This integration will continue during the first year of the business combination.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Asbestos Litigation

As reported in our Form 10-K for the year ended December 31, 2020, we were one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 38,700 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the first nine months of 2021, approximately 800 claims were filed against us and approximately 1,000 were settled or dismissed. The amounts expended on asbestos defense and claim resolution by us and our insurers during the first nine months of 2021 was $11 million. At September 30, 2021, there were approximately 38,500 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. Refer to Note to the Consolidated Financial Statements No. 13, Commitments and Contingent Liabilities, for additional information on asbestos litigation.

Reference is made to Item 3 of Part I of our 2020 Form 10-K and to Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 for additional discussion of legal proceedings.

ITEM 1A. RISK FACTORS.

Refer to “Item 1A. Risk Factors” in our 2020 Form 10-K and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 for a discussion of our risk factors.

ITEM 6. EXHIBITS.

Refer to the Index of Exhibits, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2021

INDEX OF EXHIBITS

Exhibit Table Item No.	Description of Exhibit	Exhibit Number

4	Instruments Defining the Rights of Security Holders, Including Indentures

(a)

Indenture, dated as of September 28, 2021, among Goodyear Europe B.V., as issuer, the Company, the Subsidiary Guarantors party thereto, Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as principal paying agent and transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and transfer agent, in respect of Goodyear Europe B.V.’s 2.75% Senior Notes due 2028 (incorporated by reference, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed September 28, 2021, File No. 1-1927).

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

The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	November 5, 2021	By	/s/ EVAN M. SCOCOS
Evan M. Scocos, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the Principal Accounting Officer of the Registrant.)