Form 10-K
period 2021-12-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2022-02-14
CIK 42582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the common stock held by nonaffiliates of the registrant, computed by reference to the last sales price of such common stock as of the closing of trading on June 30, 2021, was approximately $4.8 billion.

Shares of Common Stock, Without Par Value, outstanding at January 31, 2022:

281,825,033

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 11, 2022 are incorporated by reference in Part III.

THE GOODYEAR TIRE & RUBBER COMPANY

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2021

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

We are one of the world’s leading manufacturers of tires, engaging in operations in most regions of the world. In 2021, our net sales were $17,478 million and Goodyear net income was $764 million. We develop, manufacture, distribute and sell tires for most applications. We also manufacture and sell rubber-related chemicals for various applications. We are one of the world’s largest operators of commercial truck service and tire retreading centers. We operate approximately 1,000 retail outlets where we offer our products for sale to consumer and commercial customers and provide repair and other services. We manufacture our products in 57 manufacturing facilities in 23 countries, including the United States, and we have marketing operations in almost every country around the world. We employ approximately 72,000 full-time and temporary associates worldwide.

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

DESCRIPTION OF GOODYEAR’S BUSINESS

On June 7, 2021 (the "Closing Date"), we completed our acquisition of Cooper Tire & Rubber Company ("Cooper Tire"). Cooper Tire’s results of operations have been included in our consolidated financial statements since the Closing Date. Cooper Tire stockholders received $41.75 per share in cash and a fixed exchange ratio of 0.907 shares of Goodyear common stock per share of Cooper Tire common stock, which amounted to approximately $3.1 billion. The acquisition will expand Goodyear’s product offering by combining two portfolios of complementary brands.

GENERAL INFORMATION REGARDING OUR SEGMENTS

For the year ended December 31, 2021, we operated our business through three operating segments representing our regional tire businesses: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific.

Our principal business is the development, manufacture, distribution and sale of tires and related products and services worldwide. We manufacture and sell numerous lines of rubber tires for:

•
automobiles
•
trucks
•
buses
•
aircraft
•
motorcycles
•
earthmoving and mining equipment
•
farm implements
•
industrial equipment, and
•
various other applications.

In each case, our tires are offered for sale to vehicle manufacturers for mounting as original equipment (“OE”) and for replacement worldwide. We manufacture and sell tires under the Goodyear, Cooper, Dunlop, Kelly, Debica, Sava, Fulda, Mastercraft and Roadmaster brands and various “house” brands, and the private-label brands of certain customers. In certain geographic areas we also:

•
retread truck, aviation and off-the-road ("OTR") tires,
•
manufacture and sell tread rubber and other tire retreading materials,
•
sell chemical products, and/or
•
provide automotive and commercial repair services and miscellaneous other products and services.

Our principal products are new tires for most applications. Approximately 85% of our sales in 2021, 84% in 2020 and 85% in 2019 were for tire units. Sales of chemical products to unaffiliated customers were 3% of our consolidated sales in each of 2021, 2020 and 2019 (6%, 5% and 5% of Americas total sales in 2021, 2020 and 2019, respectively). The percentages of each segment’s sales attributable to tire units during the periods indicated were:

	Year Ended December 31,
Tire Unit Sales	2021	2020	2019
Americas	82%	78%	80%
Europe, Middle East and Africa	89	90	91
Asia Pacific	93	91	91

Each segment exports tires to other segments. The financial results of each segment exclude sales of tires exported to other segments, but include operating income derived from such transactions.

Goodyear does not include motorcycle, aviation or race tires in reported tire unit sales.

Tire unit sales for each segment during the periods indicated were:

GOODYEAR’S ANNUAL TIRE UNIT SALES — SEGMENT

	Year Ended December 31,
(In millions of tires)	2021	2020	2019
Americas	85.9	56.7	70.4
Europe, Middle East and Africa	52.7	44.5	55.1
Asia Pacific	30.7	24.8	29.8
Goodyear worldwide tire units	169.3	126.0	155.3

Our replacement and OE tire unit sales during the periods indicated were:

GOODYEAR’S ANNUAL TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2021	2020	2019
Replacement tire units	134.1	95.0	115.0
OE tire units	35.2	31.0	40.3
Goodyear worldwide tire units	169.3	126.0	155.3

New tires are sold under highly competitive conditions throughout the world. On a worldwide basis, we have two major competitors: Bridgestone (based in Japan) and Michelin (based in France). Other significant competitors include Continental, Hankook, Kumho, Nexen, Pirelli, Sumitomo, Toyo, Yokohama and various regional tire manufacturers.

We compete with other tire manufacturers on the basis of product design, performance, price and terms, reputation, warranty terms, customer service and consumer convenience. Goodyear, Cooper and Dunlop branded tires enjoy a high recognition factor and have a reputation for performance and product design. The Kelly, Mastercraft, Roadmaster, Debica, Sava and Fulda brands and various house brand tire lines offered by us, and tires manufactured and sold by us to private brand customers, compete primarily on the basis of value and price.

We do not consider our tire businesses to be seasonal to any significant degree.

AMERICAS

Americas, our largest segment in terms of revenue, develops, manufactures, distributes and sells tires and related products and services in North, Central and South America, and sells tires to various export markets, primarily through intersegment sales. Americas manufactures tires in nine plants in the United States, two plants in Canada and six plants in Brazil, Chile, Colombia, Mexico and Peru.

Americas manufactures and sells tires for automobiles, trucks, buses, earthmoving, mining and industrial equipment, aircraft, and various other applications.

Goodyear brand radial passenger tire lines sold throughout Americas include the Assurance family of product lines for the premium and mid-tier passenger and cross-over utility segments; the Eagle and EfficientGrip Performance families of product lines for the high-performance segment; the Wrangler family of product lines for the sport utility vehicle and light truck segments; as well as the WinterCommand and Ultra Grip family of winter tires. Cooper brand radial passenger tire lines sold throughout Americas include those sold under the Mastercraft brand. Additionally, we offer Dunlop brand radial tire lines, including Signature and SP Sport for the passenger and performance segments; Grandtrek tires for the cross-over and sport utility vehicle and light truck segments; and SP Winter, Winter Maxx and Grandtrek tires for the winter tire segment. Americas also manufactures and sells several lines of Kelly brand radial tires for passenger cars and light trucks including the Kelly Edge A/S, Edge HP and Edge AT. Cooper brand commercial tires sold throughout Americas include those sold under the Roadmaster brand. Our Americas commercial business provides commercial truck tires, retreads, services and business solutions to trucking fleets. Americas also:

•
manufactures tread rubber and other tire retreading materials for trucks, heavy equipment and aviation,
•
retreads truck, aviation and OTR tires, primarily as a service to its commercial customers,
•
sells products and installation services online through our websites, www.goodyear.com for consumer tires and www.goodyeartrucktires.com for commercial tires,
•
provides automotive maintenance and repair services at approximately 575 Company-owned retail outlets primarily under the Goodyear or Just Tires names,
•
provides trucking fleets with new tires, retreads, mechanical service, preventative maintenance and roadside assistance from approximately 220 Company-owned locations, primarily Goodyear Commercial Tire & Service Centers,
•
sells automotive repair and maintenance items, automotive equipment and accessories and other items to dealers and consumers,
•
sells chemical products and natural rubber to Goodyear’s other business segments and to unaffiliated customers, and
•
provides miscellaneous other products and services.

In 2021, Americas launched several new consumer tires under the Goodyear brand, including the Goodyear Assurance ComfortDrive, Wrangler Workhorse and ElectricDrive GT, and the Cooper brand, including the Discoverer Rugged Trek, Endeavor and Endeavor Plus. Americas' commercial business launched new tires under the Goodyear FuelMax and the Goodyear ArmorMax lines to service our long haul, mixed service and city service customers.

Markets and Other Information

Tire unit sales to replacement and OE customers served by Americas during the periods indicated were:

AMERICAS UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2021	2020	2019
Replacement tire units	72.6	44.4	55.1
OE tire units	13.3	12.3	15.3
Total tire units	85.9	56.7	70.4

Americas is a major supplier of tires to most manufacturers of automobiles, trucks, buses, aircraft, and earthmoving, mining and industrial equipment that have production facilities located in the Americas.

Americas' primary competitors are Bridgestone and Michelin. Other significant competitors include Continental, Nexen, Pirelli, and imports from other regions, primarily Asia.

The principal channel for the sale of Goodyear and Cooper brand tires in Americas is a large network of independent dealers. Goodyear, Cooper, Dunlop, Kelly and Mastercraft brand tires are also sold to numerous national and regional retailers, in Goodyear Company-owned stores in the United States, and through the wholesale channel, including through TireHub, LLC ("TireHub"), our national wholesale tire distributor in the United States, and a network of aligned U.S. regional wholesale tire distributors.

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

EUROPE, MIDDLE EAST AND AFRICA

Europe, Middle East and Africa, our second largest segment in terms of revenue, develops, manufactures, distributes and sells tires for automobiles, trucks, buses, aircraft, motorcycles, and earthmoving, mining and industrial equipment throughout Europe, the Middle East and Africa under the Goodyear, Dunlop, Debica, Sava, Fulda, Cooper and Avon brands and other house brands, and sells tires to various export markets, primarily through intersegment sales. EMEA manufactures tires in sixteen plants in France, Germany, Luxembourg, Poland, Serbia, Slovenia, South Africa, Turkey and the United Kingdom. EMEA also:

•
sells aviation tires and manufactures and sells retreaded aviation tires,
•
provides various retreading and related services for truck and OTR tires, primarily for its commercial truck tire customers,
•
offers automotive repair services at Company-owned retail outlets, and
•
provides miscellaneous other products and services.

In 2021, EMEA launched a number of new consumer tires under the Goodyear, Dunlop, Debica, Sava and Fulda brands, including the Goodyear EfficientGrip 2 SUV and Goodyear Ultra Grip Performance + SUV for the sport utility vehicle segment, the Goodyear Efficient Grip Cargo 2 for the light truck segment and the Goodyear Ultra Grip Arctic 2 for the winter studded segment. EMEA also further extended its commercial tire portfolio in all product tiers. An all-new Goodyear FuelMax Endurance range was launched bringing better fuel efficiency and lower CO2 emissions in a broader commercial application range. New product introductions also included several line extensions with dedicated tires for electric buses as well as long haul transportation.

Markets and Other Information

Tire unit sales to replacement and OE customers served by EMEA during the periods indicated were:

EUROPE, MIDDLE EAST AND AFRICA UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2021	2020	2019
Replacement tire units	41.7	34.0	41.5
OE tire units	11.0	10.5	13.6
Total tire units	52.7	44.5	55.1

EMEA is a significant supplier of tires to most vehicle manufacturers across the region.

EMEA’s primary competitors are Michelin, Bridgestone, Continental, Pirelli, several regional and local tire producers, and imports from other regions, primarily Asia.

Goodyear and Dunlop brand tires are sold for replacement in EMEA through various channels of distribution, principally independent multi-brand tire dealers. In some areas, Goodyear brand tires, as well as Dunlop, Debica, Sava, Fulda, Cooper and Avon brand tires, are distributed through independent dealers, regional distributors and retail outlets, of which approximately 80 are owned by Goodyear. In 2020, we launched an initiative to better align our European distribution network in order to capture the full value of our products and brands in the marketplace. We continued to make progress on the initiative throughout 2021.

Our European operations are subject to regulation by the European Union. The Tire Safety Regulation sets performance standards that tires for passenger cars and light and commercial trucks need to meet for rolling resistance, wet grip braking (passenger car tires only) and noise in order to be sold in the European Union. The Tire Labeling Regulation applies to all passenger car, light truck and commercial truck tires and requires that consumers be informed about the tire's fuel efficiency, wet grip and noise characteristics.

ASIA PACIFIC

Our Asia Pacific segment develops, manufactures, distributes and sells tires for automobiles, trucks, buses, aircraft, farm, and earthmoving, mining and industrial equipment throughout the Asia Pacific region, and sells tires to various export markets, primarily through intersegment sales. Asia Pacific manufactures tires in nine plants in China, India, Indonesia, Japan, Malaysia and Thailand. Asia Pacific also:

•
retreads truck tires and aviation tires,
•
manufactures tread rubber and other tire retreading materials for aviation tires,
•
provides automotive maintenance and repair services at Company-owned retail outlets, and
•
provides miscellaneous other products and services.

In 2021, Asia Pacific released new consumer tires under the Goodyear brand for the fast-growing sport utility vehicle market, including the Goodyear Assurance MaxGuard Mid-SUV tire. In addition, Asia Pacific released the Goodyear Ice Navi 8 premium winter line and the EfficientGrip RVF02 line in Japan, dedicated to the large, multi-purpose vehicle market.

Markets and Other Information

Tire unit sales to replacement and OE customers served by Asia Pacific during the periods indicated were:

ASIA PACIFIC UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2021	2020	2019
Replacement tire units	19.8	16.6	18.4
OE tire units	10.9	8.2	11.4
Total tire units	30.7	24.8	29.8

Asia Pacific’s major competitors are Bridgestone and Michelin along with many other global brands present in different parts of the region, including Continental, Dunlop, Hankook and a large number of regional and local tire producers.

Asia Pacific sells primarily Goodyear and Cooper brand tires throughout the region and also sells the Dunlop brand in Australia and New Zealand. Other brands of tires, such as Remington, Kelly, Diamondback, Mastercraft, Starfire and Dean, are sold in smaller quantities. Tires are sold through a network of licensed and franchised retail stores and multi-brand retailers through a network of wholesale dealers as well as through an increasing number of on-line outlets. In Australia, we also operate a network of approximately 140 retail stores, primarily under the Beaurepaires brand.

GENERAL BUSINESS INFORMATION

Sources and Availability of Raw Materials

The principal raw materials used by Goodyear are synthetic and natural rubber. Synthetic rubber accounts for approximately 51% of all rubber consumed by us on an annual basis. Our plants located in Beaumont and Houston, Texas supply a major portion of our global synthetic rubber requirements. We purchase all of our requirements for natural rubber in the world market.

Other important raw materials and components we use are carbon black, steel cord, fabrics and petrochemical-based commodities. Substantially all of these raw materials and components are purchased from independent suppliers, except for certain chemicals we manufacture. We purchase most raw materials and components in significant quantities from several suppliers, except in those instances where only one or a few qualified sources are available. Increased demand for consumer products and supply chain disruptions as a result of the COVID-19 pandemic and other global events, including port congestion and container shortages, has led to inflationary cost pressures, including higher costs for certain raw materials, higher transportation costs and higher energy costs. We anticipate the continued availability of raw materials and components we will require during 2022, subject to spot shortages and unexpected disruptions caused by the ongoing COVID-19 pandemic, natural disasters, such as hurricanes, or other events.

Substantial quantities of fuel and other petrochemical-based commodities are used in the production of tires, synthetic rubber and other products. Supplies of such fuels and commodities have been and are expected to continue to be available to us in quantities sufficient to satisfy our anticipated requirements, subject to spot shortages.

Human Capital Management

At December 31, 2021, we employed approximately 72,000 full-time and temporary associates throughout the world, including approximately 42,000 associates covered under collective bargaining agreements. During 2021, our employment of full-time and temporary associates increased by approximately 10,000 people, primarily related to the acquisition of Cooper Tire. Approximately 5,900 of our associates in the United States are covered by a master collective bargaining agreement between Goodyear and the United Steelworkers ("USW"), which expires in July 2022, and approximately 2,200 of our associates in the United States are covered by separate collective bargaining agreements between Cooper Tire and the USW, which expire in June 2024. In addition, approximately 900 of our associates in the United States are covered by other contracts with the USW and various other unions. Approximately 23,000 of our associates outside of the United States are covered by union contracts that currently have expired or that will expire in 2022, primarily in Luxembourg, Brazil, Poland, South Africa, France, China, Slovenia and Turkey. Unions represent a major portion of our associates in the United States and Europe.

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

Engaging and enabling our associates to realize their full potential is one of our core strategies. This starts with attracting top diverse talent and is followed by fostering inclusion, promoting equity through global bias training, offering opportunities for skill and career development, supporting health and wellness, providing a safe and healthy workplace, making a positive impact in our communities, and expecting our associates to know and comply with our compliance and ethics policies.

Talent Management — Our associates are the driving force behind our success. They underpin every aspect of our strategy and help us deliver value to our customers, shareholders and communities. We provide integrated talent management and learning solutions aimed at enabling our associates to reach their full personal and professional potential at Goodyear. We are guided by our talent strategy which focuses on talent attraction, talent development and talent engagement and retention. An example of how we attract talent is through campus recruiting into our intern and job rotational programs utilized by several of our functional teams. To overcome the recruiting challenges that arose due to the COVID-19 pandemic, we transitioned to virtual interviews and developed a virtual approach to onboarding new associates. We offer a number of tools for talent development including the Goodyear Learning Center, which is our in-house collection of online courses available to all associates. In our manufacturing plants, one of the pillars of our plant optimization efforts is Continuous Skills Development, which focuses on developing problem-solving and decision-making skills.

Diversity and Inclusion — A diverse workforce is critical to our long-term success. Embracing and valuing differences allows us to attract top talent, improve associate satisfaction and engagement, foster innovation, and meld varying experiences and perspectives to drive enhanced customer service, business creativity and decision-making. Our goal is to create a work environment where people have a real sense of belonging and are able to thrive. Our commitment is reflected in the policies that govern our workforce, such as our Business Conduct Manual and Global Zero Tolerance policy and is evidenced in our recruiting strategies, succession planning, diversity and inclusion training and Employee Resource Groups (“ERGs”), which are key to our inclusion efforts. Our ERGs provide associates access to coaching, mentoring and professional development, and include ADAPT (Abled and Disabled Associates Partnering Together), Goodyear Asia India Middle East (AIM), Goodyear Black Network, Goodyear Veterans Association, Goodyear Women’s Network, Goodyear Pride Network, HOLA (Hispanic/Latino) and Next Generation Leaders.

Health and Wellness — Our wellness initiatives take a holistic view of associate health, including physical, emotional, financial and social health, to enable our associates to thrive and bring their best selves to work each day. Goodyear strives to be at the forefront of corporate wellness, and that goal is the driver behind our “GoodLife” wellness program, which is led by our Chief Health Officer, in order to foster a culture of wellness for all Goodyear associates and their families. To meet the needs of our diverse workforce and their dependents, we offer varying robust benefits packages for our full-time and part-time associates globally.

Workforce Safety and Wellness — Our vision is to have the safest operations in the world. We have established a goal of eliminating all serious injuries and fatalities in our workplace. To reduce the risk of serious injuries we invest in systems that enable us to receive reliable and structured data to enable decision making. We also work to improve our industrial hygiene to prevent work-related illness from noise and the substances used in the manufacturing process and we focus on ergonomics using a six-step problem-solving process to reduce injuries and maximize workplace performance. In 2020, we introduced motion capture technology to our ergonomic teams, which is a technologically enhanced way to assess jobs for musculoskeletal risks.

Community Engagement — Collaborating with community organizations energizes our associates and helps us build a better future. Our global strategy and efforts are an extension of our business and are aimed at safe mobility, inspiring students to reach their full potential and reducing our environmental impacts. We encourage our associates to participate in our Global Week of Volunteering.

Compliance and Ethics — To “Act with Integrity” is a core component of our global strategy. Each associate is responsible for acting with honesty, integrity and respect every day and everywhere we do business. Our Business Conduct Manual guides our Board of Directors, executive team and all associates globally. We require our global salaried associates to complete training annually on our Business Conduct Manual and periodically on subjects such as workplace respect (including discrimination and harassment), financial integrity, privacy and data protection, competition law, anti-corruption and anti-bribery, and being a compliance leader.

Refer to “Overview – Results of Operations” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information on additional human capital management actions we have taken in response to the COVID-19 pandemic and other recent events.

Patents and Trademarks

We own approximately 1,800 product, process and equipment patents issued by the United States Patent Office and approximately 5,000 patents issued or granted in other countries around the world. We have approximately 500 applications for United States patents pending and approximately 900 patent applications on file in other countries around the world. While such patents and patent applications as a group are important, we do not consider any patent or patent application to be of such importance that the loss or expiration thereof would materially affect Goodyear or any business segment.

We own, control or use approximately 1,600 different trademarks, including several using the word “Goodyear,” the word “Dunlop” or the word “Cooper.” Approximately 9,300 registrations and 300 pending applications worldwide protect these trademarks. While such trademarks as a group are important, the only trademarks we consider material to our business, or to the business of any of our segments, are those using the word “Goodyear” or the word “Cooper,” and with respect to certain of our international business segments, those using the word “Dunlop.” We believe our trademarks are valid and most are of unlimited duration as long as they are adequately protected and appropriately used.

Compliance with Government Regulations

We are subject to extensive regulation under environmental and occupational safety and health laws and regulations worldwide. These laws and regulations relate to, among other things, air emissions, discharges to surface and underground waters, the generation, handling, storage, transportation and disposal of waste materials and hazardous substances, and workplace safety and health. We have several continuing programs designed to ensure compliance with foreign, federal, state and local environmental and occupational safety and health laws and regulations. We expect capital expenditures for pollution control facilities and occupational safety and health projects to be approximately $66 million and $78 million in 2022 and 2023, respectively.

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

In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include import and export laws, anti-competition laws, anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other local laws prohibiting corrupt payments to governmental officials, data privacy laws such as the European Union's General Data Protection Regulation ("GDPR"), tax laws, and accounting, internal control and disclosure requirements.

Refer to “Description of Goodyear’s Business – Americas” and “Description of Goodyear’s Business – Europe, Middle East and Africa” included in this Item 1, “Business” for information regarding compliance with government regulations in each of those segments.

Climate Change and Sustainability

Climate considerations are driving change in the transportation sector. Advanced forms of mobility, such as electric vehicles, ride sharing and fleets, autonomous vehicles and connected vehicles, have the potential to reduce vehicle emissions and energy use. Companies in the transportation sector are setting ambitious climate goals that require the support of the entire supply chain to achieve.

The move to a low carbon economy creates growth opportunities within the tire industry that Goodyear is well positioned to leverage through its continued innovation. Goodyear has a proven track record of producing tires for electric and autonomous vehicles, developing tires and rubber compounds that contribute to reduced emissions by lowering rolling resistance and reducing tire weight, and providing fleet solution services that promote fuel efficiency.

Climate change poses risks that could adversely impact Goodyear’s operations, including risks related to our plans to continue to develop and supply the types of products, services and technologies demanded by consumers. Such risks could also include an increase in severe weather events that could temporarily disrupt Goodyear’s operations or supply chain or the operations of Goodyear’s customers, and the cost of compliance associated with increased climate-related regulations globally. Refer to Item 1A. “Risk Factors” for a discussion of these and the Company’s other risk factors.

On December 17, 2021, we announced our climate ambition, which includes our goal to reach net-zero scope 1, 2 and certain scope 3 greenhouse gas emissions by 2050, aligned with the Science-Based Targets initiative (SBTi) and its new Net-Zero Standard. We also announced our commitment to achieve near-term science-based targets by 2030, including reducing scope 1 and 2 emissions by 46% and targeted scope 3 emissions by 28%, as compared to 2019.

Federal, state, local and foreign governments and regulatory agencies continue to consider various options and measures to control greenhouse gas emissions in response to climate change. Goodyear strives to comply with all applicable laws and regulations, carefully monitors its energy usage and greenhouse gas emissions, and sets company-wide and facility-specific goals to reduce its operational impacts. As part of our commitment to reduce our operational impact, we continue to focus on reducing energy consumption and emissions in our factories and utilizing renewable energy sources, including our recently announced multi-phase plan to procure 100% renewable energy across most of our facilities in Europe and Turkey by the end of 2022.

We continue to focus on the resiliency of our supply chain by developing alternative, more sustainable material sources and increasing our use of more sustainable materials that deliver the same or enhanced product quality and performance. We also select suppliers that uphold fair working conditions, use sustainable harvesting practices, and share our values. Goodyear’s technology teams work to incorporate new innovations and to use and investigate alternative and sustainable raw materials, such as soybean oil, an alternative to petroleum oil.

On January 5, 2022, we announced the release of a demonstration tire with 70% sustainable-material content, including industry-leading innovations. The development of this tire signals great progress toward our goal of developing a 100% sustainable-material tire by 2030.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below are: (1) the names and ages of all executive officers of the Company at February 14, 2022, (2) all positions with the Company presently held by each such person, and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Position(s) Held	Age

Richard J. Kramer	Chairman, Chief Executive Officer and President	58

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

Darren R. Wells	Executive Vice President and Chief Financial Officer	56

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

Stephen R. McClellan	President, Americas	56

Mr. McClellan was named President, Americas in January 2016. He is the executive officer responsible for Goodyear's operations in North, Central and South America. Mr. McClellan joined Goodyear in 1988.

Christopher R. Delaney	President, Europe, Middle East and Africa	60

Mr. Delaney was named President, Europe, Middle East and Africa in September 2017. He is the executive officer responsible for Goodyear’s operations in Europe, the Middle East and Africa. Mr. Delaney joined Goodyear as President-Elect, Asia Pacific in August 2015, and has served as President, Asia Pacific (January 2016 to September 2017).

Nathaniel Madarang	President, Asia Pacific	51

Mr. Madarang was named President, Asia Pacific in March 2021. He is the executive officer responsible for Goodyear’s operations in Asia, Australia, New Zealand and the Western Pacific. Mr. Madarang joined Goodyear in 2008 and has served as Project Director, Finance Transformation (October 2016 to June 2018), Vice President, Finance, Asia Pacific (July 2018 to September 2019) and Managing Director, China (October 2019 to February 2021).

Laura P. Duda	Senior Vice President and Chief Communications Officer	52

Ms. Duda was named Senior Vice President and Chief Communications Officer in January 2019. She is the executive officer responsible for Goodyear’s communications activities worldwide. Ms. Duda joined Goodyear as Vice President, Corporate Communications in February 2016, and has served as Vice President, Communications, Americas (July 2016 to December 2018).

Christopher P. Helsel	Senior Vice President, Global Operations and Chief Technology Officer	56

Mr. Helsel was named Senior Vice President, Global Operations and Chief Technology Officer in March 2021. He is the executive officer responsible for Goodyear’s global operations and research and development activities. Mr. Helsel joined Goodyear in 1996 and has served as Director, Retread (January 2013 to February 2017), Director, North America Commercial and Global Off-Highway Technology (March 2017 to August 2017), Vice President and Chief Technology Officer (September 2017 to February 2019) and Senior Vice President and Chief Technology Officer (February 2019 to February 2021).

Name	Position(s) Held	Age

Ryan G. Patterson	Senior Vice President and Chief Operating and Integration Officer, Americas	48

Mr. Patterson was named Senior Vice President and Chief Operating and Integration Officer, Americas, in October 2021. He is the executive officer responsible for the North American consumer and commercial businesses and for Goodyear's integration with Cooper Tire. Mr. Patterson joined Goodyear in 2002 and has served as President, North America Consumer (September 2014 to September 2017), President, Asia Pacific (September 2017 to February 2021) and Senior Vice President, Business Integration (March 2021 to September 2021).

David E. Phillips	Senior Vice President and General Counsel	46

Mr. Phillips was named Senior Vice President and General Counsel in June 2019. He is Goodyear's chief legal officer. Mr. Phillips joined Goodyear in 2011 and has served as Associate General Counsel, Americas (September 2016 to June 2019).

Gary S. VanderLind	Senior Vice President and Chief Human Resources Officer	59

Mr. VanderLind was named Senior Vice President and Chief Human Resources Officer in February 2019. He is the executive officer responsible for Goodyear’s global human resources activities. Mr. VanderLind joined Goodyear in 1985 and has served as Vice President, Human Resources - Americas (September 2016 to January 2019).

Evan M. Scocos	Vice President and Controller	50
Mr. Scocos was named Vice President and Controller in June 2016. He is Goodyear's principal accounting officer. Mr. Scocos joined Goodyear in 2004.

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

Risks Related to the Cooper Tire Acquisition

We may not achieve the intended benefits of the acquisition of Cooper Tire and our integration efforts may disrupt our current plans or operations.

There can be no assurance that we will be able to successfully integrate Cooper Tire’s operations and assets or otherwise realize the expected benefits of the acquisition (including operating and other cost synergies). Difficulties in integrating Cooper Tire and Goodyear may result in Goodyear performing differently than expected, in operational challenges, in the failure to realize anticipated run-rate cost synergies and efficiencies in the expected timeframe or at all, or in the difficulty or failure of utilizing our available U.S. tax attributes, in which case the Cooper Tire acquisition may not be accretive to earnings per share, may not improve our balance sheet position, may not enhance our ability to delever and may not generate additional free cash flow due to reduced cash tax payments. The integration of the two companies may result in material challenges, including the diversion of management’s attention from ongoing business concerns; retaining key management and other employees; retaining or attracting business and operational relationships; the possibility of faulty assumptions underlying expectations regarding the integration process and associated expenses; consolidating corporate and administrative infrastructures and eliminating duplicative operations; coordinating geographically separate organizations; unanticipated issues in integrating information technology, communications and other systems; as well as potential unknown liabilities or unforeseen expenses or delays relating to integration.

Risks Related to Operations

Our future results of operations, financial condition and liquidity may be adversely impacted by the ongoing COVID-19 pandemic, or similar public health crises, and that impact may be material.

The COVID-19 pandemic has resulted in significant volatility in the global economy. International, federal, state and local public health and governmental authorities have taken extraordinary actions to contain and combat the outbreak and spread of COVID-19 throughout most regions of the world, including travel bans, quarantines, “stay-at-home” orders and similar mandates that caused many individuals to substantially restrict their daily activities and many businesses to curtail or cease normal operations.

The tire industry has been negatively impacted by this evolving situation, particularly earlier in 2020, which was characterized by a sudden and sharp decline in replacement tire demand and original equipment manufacturers suspending or severely limiting automobile production globally.

The ongoing COVID-19 pandemic, or similar public health crises, may result in decisions to change future production levels based on an evaluation of market demand signals, inventory and supply levels, as well as our ability to continue to safeguard the health of our associates. We may experience unexpected delays or obstacles, such as disruptions in our and our customers' supply chains or government mandates, that may hamper our ability to achieve planned production levels. Further, we may not be able to operate at optimal levels of efficiency given new work rules and procedures that were or will be implemented to protect our associates, as well as potential increased absenteeism as a result of community spread of COVID-19. Any suspension of production at our manufacturing facilities, or difficulties or inefficiencies in resuming or increasing production, is likely to adversely impact our future results of operations, financial condition and liquidity, and that impact may be material. In addition, our ability to continue implementing important strategic initiatives and capital expenditures may be reduced as we devote time and other resources to responding to the impacts of the COVID-19 pandemic or similar public health crises.

Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital. If the COVID-19 pandemic worsens, our liquidity position may deteriorate. While we actively monitor our liquidity and took a number of actions aimed at mitigating the negative consequences of the initial impact of the COVID-19 pandemic on our cash flows and liquidity, our cash flows may decline if global economic activity declines or we are unable to have sufficient access to credit or other capital. For example, the borrowing base under our first lien revolving credit facility is dependent, in significant part, on our eligible accounts receivable and inventory, which would decline if our sales and production levels declined. Additionally, our European revolving credit facility contains a leverage ratio covenant applicable to Goodyear Europe B.V. and its subsidiaries. While we are currently in compliance with this covenant, if we were unable to satisfy this covenant in the future or obtain a waiver from our lenders, we would no longer be able to access our €800 million European revolving credit facility or our pan-European accounts receivable securitization facility.

The situation surrounding the COVID-19 pandemic remains fluid. The ultimate impact of the COVID-19 pandemic on our results of operations, financial condition and liquidity will depend on future developments, such as the duration and scope of the pandemic, travel restrictions, government mandated restrictions and regulations, business and workforce disruptions, the impact on demand for our products, the effectiveness of actions taken to contain and treat the disease, including the efficacy of and ability to widely distribute vaccinations and therapeutics, and whether the pandemic leads to recessionary conditions in any of our key markets. Government-sponsored liquidity or stimulus programs in response to the COVID-19 pandemic may not be available to us or our customers or suppliers, and if available, may be insufficient to address the full impact of the COVID-19 pandemic. Accordingly, the ultimate impact on our results of operations, financial condition and liquidity cannot be determined at this time.

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
•
Raw material, energy and transportation costs may materially adversely affect our operating results and financial condition.
•
Financial difficulties, work stoppages, supply disruptions or economic conditions affecting our major customers, dealers or suppliers could harm our business.
•
We have substantial fixed costs and, as a result, our operating income fluctuates disproportionately with changes in our net sales.
•
Increasing competition for highly skilled and talented workers, as well as labor shortages, could adversely affect our business.
•
Our long-term ability to meet our obligations, to repay maturing indebtedness or to implement strategic initiatives may be dependent on our ability to access capital markets in the future and to improve our operating results.
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

We are pursuing important strategic initiatives, such as our innovation excellence, sales and marketing excellence and operational excellence initiatives. Our innovation excellence initiatives are designed to create leading technologies, products and services that anticipate the mobility and sustainability needs of consumers and fleets. Our sales and marketing excellence initiatives are intended to capture the value of our brands and grow our market share, helping our customers win in their markets and ensuring we are the preferred choice of consumers. Our operational excellence initiatives are aimed at improving our safety, quality and efficiency and creating an advantaged supply chain that delivers the right tire, to the right place, at the right time, at the right cost. If we fail to execute these initiatives successfully or if the assumptions used in developing the initiatives vary significantly from actual conditions, we may fail to achieve our financial goals.

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

We continue to face distribution challenges in Europe which have adversely impacted our consumer replacement tire business in that region. In 2021, we continued to address these challenges by taking actions to better align our European distribution network in order to capture the full value of our products and brands in the marketplace. This initiative is ongoing and although significant progress has been made, the remaining changes we are pursuing to our distribution network in Europe could lead to continued disruption in our consumer replacement sales in 2022. If we fail to address the distribution challenges that we face, or our plans to align our distribution network in Europe do not achieve the desired result, our competitive position may deteriorate and our operating results, financial condition and liquidity could be adversely affected.

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

New tires are sold under highly competitive conditions throughout the world. We compete with other tire manufacturers on the basis of product design, performance, price and terms, reputation, warranty terms, customer service and consumer convenience. On a worldwide basis, we have two major competitors, Bridgestone (based in Japan) and Michelin (based in France), that have large shares of the markets of the countries in which they are based and are aggressively seeking to maintain or improve their worldwide market share. Other significant competitors include Continental, Hankook, Kumho, Nexen, Pirelli, Sumitomo, Toyo, Yokohama and various regional tire manufacturers. Our competitors produce significant numbers of tires in low-cost countries, and have announced plans to further increase their production capacity in countries around the globe. Increasingly, our competitors are making decisions on where to produce tires based not only on production cost, but in combination with total delivery cost and supply chain reliability. These increases in production capacity may result in even greater competition in the United States and elsewhere.

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

In addition, the automotive industry may experience significant changes due to the introduction of new technologies, such as electric and autonomous vehicles, or new services, business models or methods of travel, such as ride sharing. As the automotive industry evolves, we may need to provide a wider range of products and services to remain competitive, including products that we do not currently have the capability to manufacture or services that we do not currently offer. The demand for our products may also decline if automotive production declines and/or total vehicle miles traveled declines, including as a result of increasing fuel costs. If we do not accurately predict, prepare for and respond to market developments, technological innovations and changing customer and consumer needs and preferences, our results of operations and financial condition could be materially adversely affected.

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

Productivity improvements and manufacturing cost improvements may be required to offset potential increases in labor and raw material costs, including inflationary increases, and competitive price pressures. In addition, as part of our strategy to reduce high-cost and excess manufacturing capacity and to increase our capacity to produce higher margin tires, we may need to modernize or expand our facilities. We are currently undertaking significant construction, expansion and modernization projects globally.

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

Raw material, energy and transportation costs may materially adversely affect our operating results and financial condition.

Raw material costs have historically been volatile. Inflationary cost pressures, among other factors, may cause increases in the prices of natural and synthetic rubber, carbon black and petrochemical-based commodities. Market conditions, including actions by competitors, or contractual obligations may prevent us from passing any such increased costs on to our customers through timely price increases. Additionally, increased demand for consumer products and supply chain disruptions as a result of the pandemic and other global events, including port congestion and container shortages, has led to inflationary cost pressures on transportation. Higher raw material, energy and transportation costs around the world may offset our efforts to reduce our cost structure. High demand for and/or limited availability of raw materials and other energy sources could result in declining margins and operating results and adversely affect our financial condition. The volatility of raw material costs may cause our margins, operating results and liquidity to fluctuate. In addition, lower raw material costs may put downward pressure on the price of tires, which could ultimately reduce our margins and adversely affect our results of operations. If the Company is unable to obtain adequate sources of raw materials, energy or transportation, its operations could be interrupted. In addition, fluctuations in the price of gasoline for consumers can affect driving and purchasing habits and impact demand for tires.

If we fail to extend or renegotiate significant collective bargaining contracts with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage or interruption, our business, results of operations, financial condition and liquidity could be materially adversely affected.

We are a party to collective bargaining contracts with our labor unions, which represent a significant number of our employees, including our collective bargaining agreements with the USW. The Goodyear agreement with the USW covers approximately 5,900 of our associates in the United States at December 31, 2021, and expires in July 2022, and the Cooper Tire agreements with the USW cover approximately 2,200 of our associates in the United States at December 31, 2021, and expire in June 2024. In addition, approximately 23,000 of our associates outside of the United States are covered by union contracts that have expired or are expiring in 2022, primarily in Luxembourg, Brazil, Poland, South Africa, France, China, Slovenia and Turkey. Although we believe that our relations with our associates are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage or interruption, we could experience a significant disruption of, or inefficiencies in, our operations or incur higher labor costs, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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
•
hostility from local populations and insurrections or armed conflicts;
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

In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include import and export laws, anti-competition laws, anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other local laws prohibiting corrupt payments to governmental officials, data privacy laws such as the GDPR, labor laws, tax laws, and accounting, internal control and disclosure requirements. Violations of these laws and regulations could result in civil and criminal fines, penalties and sanctions against us, our officers or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our reputation, business and results of operations. In certain foreign jurisdictions, there is a higher risk of fraud or corruption and greater difficulty in maintaining effective internal controls and compliance programs. Although we have implemented policies and procedures designed to promote compliance with applicable laws and regulations, there can be no assurance that our employees, contractors or agents will not violate our policies or applicable laws and regulations.

Financial difficulties, work stoppages, supply disruptions or economic conditions affecting our major customers, dealers or suppliers could harm our business.

The tire industry has been negatively impacted by the COVID-19 pandemic, particularly earlier in 2020, which was characterized by a sudden and sharp decline in replacement tire demand and original equipment manufacturers suspending or severely limiting automobile production globally. In addition, supply chain issues impacted new vehicle production throughout 2021. As a result of these factors, automotive vehicle production and global tire industry demand continues to be difficult to predict.

Although sales to our OE customers accounted for approximately 14% of our net sales in 2021, demand for our products by OE customers and production levels at our facilities are impacted by automotive vehicle production. We may experience future declines in sales volume due to declines in new vehicle production and sales, the performance, discontinuation or sale of certain OE brands, platforms or programs, increased competition, or weakness in the demand for replacement tires, which could result in us incurring under-absorbed fixed costs at our production facilities or slowing the rate at which we are able to recover those costs.

Automotive production can also be affected by the ongoing pandemic, labor relation issues or shortages, financial difficulties or supply disruptions. Our OE customers could experience production disruptions resulting from their own or supplier labor, financial or supply difficulties, or from government actions to contain and combat the outbreak and spread of COVID-19. Such events may cause an OE customer to reduce or suspend vehicle production. Other customers, such as dealers, retailers or distributors, may experience similar disruptions to their operations. As a result, a customer could halt or significantly reduce purchases of our products, which would harm our results of operations, financial condition and liquidity.

Our suppliers could also experience production disruptions due to the ongoing pandemic or labor, financial, supply or transportation difficulties, or new environmental laws or stricter enforcement of existing environmental laws. Any such production disruptions may result in the unexpected closure of our suppliers' facilities or increases in the cost of our raw materials, which would adversely affect our results of operations and financial condition.

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

Our business substantially depends on the continued service of key members of our management. The loss of the services of a significant number of members of our management could have a material adverse effect on our business. Our future success will also depend on our ability to attract and retain highly skilled personnel, such as engineering, marketing and senior management professionals. Competition for these employees is intense, and we could experience difficulty from time to time in hiring and retaining the personnel necessary to support our business. Our ability to attract and retain employees may also be hampered by downturns in the automotive and tire industries, which could result in reduced payments under our incentive compensation plans, as well as by greater competition due to the increase in use of remote working environments. If we do not succeed in retaining our current employees and attracting new high quality employees, our business could be materially adversely affected.

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

Environmental issues, including climate change, or legal, regulatory or market measures to address environmental issues, may negatively affect our business and operations and cause us to incur significant costs.

Our manufacturing and distribution facilities are subject to numerous federal, state, local and foreign laws and regulations designed to protect the environment, including increased government regulations to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change, and we expect that additional requirements with respect to environmental matters will be imposed on us in the future.

There is also growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. In the event that issues related to such climate change have a negative effect on our business, we may be subjected to decreased availability or less favorable pricing for certain raw materials, including natural rubber. Natural disasters and extreme weather conditions may also disrupt the productivity of our facilities, our supply chain or the operations of our customers. If the frequency or severity of extreme weather and natural disasters increases over time, we may experience a greater number of losses at certain of our facilities. Such losses could lead to an increase in the deductibles or cost of insurance for those facilities, or to the unavailability of insurance on terms that are acceptable to us.

Our manufacturing facilities may become subject to further limitations on the emission of greenhouse gases due to public policy concerns regarding climate change issues or other environmental or health and safety concerns. While the form of any additional regulations cannot be predicted, a “cap-and-trade” system similar to the one adopted in the European Union could be adopted in the United States. Any such “cap-and-trade” system (including the system currently in place in the European Union) or other limitations imposed on the emission of greenhouse gases could require us to increase our capital expenditures, use our cash to acquire emission credits or restructure our manufacturing operations, which could have a material adverse effect on our operating results, financial condition and liquidity.

In addition, we have contractual indemnification obligations for environmental remediation costs and liabilities that may arise relating to certain divested operations. Material future expenditures may be necessary if compliance standards change, if material unknown conditions that require remediation are discovered, or if required remediation of known conditions becomes more extensive than expected. If we fail to comply with present and future environmental laws and regulations, we could be subject to future liabilities or the suspension of production, which could harm our business or results of operations. Environmental laws could also restrict our ability to expand our facilities or could require us to acquire costly equipment or to incur other significant expenses in connection with our manufacturing processes.

Increasing competition for highly skilled and talented workers, as well as labor shortages, could adversely affect our business.

A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, federal unemployment subsidies, including unemployment benefits offered in response to the ongoing COVID-19 pandemic, and other government regulations. Although we have not experienced any material labor shortages to date, we have observed an increasingly competitive labor market. The increasing competition for highly skilled and talented employees could result in higher compensation costs and difficulties in maintaining a capable workforce. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have unintended negative effects, our business could be adversely affected. A sustained labor shortage, lack of skilled labor, increased turnover or labor cost inflation, caused by the ongoing COVID-19 pandemic or as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, which could negatively affect our ability to efficiently operate our manufacturing and distribution facilities and overall business and have other adverse effects on our results of operations and financial condition.

Risks Related to Our Capital Structure

Our long-term ability to meet our obligations, to repay maturing indebtedness or to implement strategic initiatives may be dependent on our ability to access capital markets in the future and to improve our operating results.

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

We have a substantial amount of debt. As of December 31, 2021, our debt (including finance leases) on a consolidated basis was approximately $7.4 billion. Our substantial amount of debt and other obligations could have important consequences. For example, it could:

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

Availability under our first lien revolving credit facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory, the value of our principal trademarks, the value of eligible machinery and equipment, and certain cash in an amount not to exceed $275 million. To the extent that our eligible accounts receivable and inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under that facility may decrease below its stated amount. In addition, if at any time the amount of outstanding borrowings and letters of credit under that facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess.

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

Certain of our borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require us to use more of our available cash to service our indebtedness. There can also be no assurance that we will be able to enter into swap agreements or other hedging arrangements in the future if we desire to do so, or that any existing or future hedging arrangements will offset increases in interest rates. As of December 31, 2021, we had approximately $1.1 billion of variable rate debt outstanding.

Risks Related to Information Technology and Intellectual Property

We may be adversely affected by any disruption in, or failure of, our information technology systems.

We rely upon the capacity, reliability and security of our information technology ("IT") systems across all of our major business functions, including our research and development, manufacturing, retail, financial and administrative functions. We also face the challenge of supporting our older systems and implementing upgrades when necessary, as well as the integration of Cooper Tire’s IT systems with Goodyear’s IT systems. Our security measures are focused on the prevention, detection and remediation of damage from computer viruses, unauthorized access, cyber-attack, natural disasters and other similar disruptions. We may incur significant costs in order to implement the security measures that we feel are necessary to protect our IT systems. However, our IT systems may remain vulnerable to damage despite our implementation of security measures that we deem to be appropriate. In addition, we are also dependent on third parties to provide important IT services relating to, among other things, human resources, electronic communications and certain finance functions.

Additionally, we collect and store sensitive data, including intellectual property, proprietary business information and the proprietary business information of our customers and suppliers, as well as personally identifiable information of our customers and associates, in data centers and on information technology networks.

In addition, the GDPR, which came into effect in May 2018, creates a range of new compliance obligations for companies that process personal data of European Union residents, and increases financial penalties for non-compliance. As a company that processes personal data of European Union residents, we bear the costs of compliance with the GDPR and are subject to the potential for fines and penalties in the event of a breach of the GDPR.

Aside from the European Union, other jurisdictions have enacted, or are considering, regulations regarding data privacy. The California Consumer Privacy Act ("CCPA"), which became effective in January 2020, and others that may be passed, introduce requirements with respect to personal information, and non-compliance with the CCPA may result in liability through private actions and enforcement. Failure to comply with these current and future laws could result in significant penalties and could have a material adverse effect on us and our results of our operations.

Any system failure, accident or security breach involving our or our third party's IT systems could result in disruptions to our operations. A breach in the security of our IT systems could include the theft of our intellectual property or trade secrets, negatively impact our manufacturing or retail operations, or result in the compromise of personal information of our employees, customers or suppliers. While we have, from time to time, experienced system failures, accidents and security and privacy breaches involving our IT systems, these incidents have not had a material impact on our operations, and we are not aware of any resulting theft, loss or disclosure of, or damage to, material data or confidential information. To the extent that any system failure, accident or security or privacy breach results in material disruptions to our operations or the theft, loss or disclosure of, or damage to, material data or confidential information, our reputation, business, results of operations and financial condition could be materially adversely affected.

We may not be able to protect our intellectual property rights adequately.

Our success depends in part upon our ability to use and protect our proprietary technology and other intellectual property, which generally covers various aspects of the design and manufacture of our products and processes. We own and use tradenames and trademarks worldwide. We rely upon a combination of trade secrets, confidentiality policies, nondisclosure and other contractual arrangements and patent, copyright and trademark laws to protect our intellectual property rights. The steps we take in this regard may not be adequate to protect our intellectual property or to prevent or deter challenges or infringement or other violations of our intellectual property, and we may not be able to detect unauthorized use or take appropriate and timely steps to enforce our intellectual property rights.

In addition, the laws of some countries may not protect and enforce our intellectual property rights to the same extent as the laws of the U.S. Further, while we believe we have rights to use all of the intellectual property we use, if we are found to infringe on the rights of others, we could be adversely impacted.

Risks Related to Litigation, Laws and Regulations

We could be negatively impacted by changes in tariffs, trade agreements or other trade restrictions on imported tires, raw materials and other goods or equipment.

The imposition of new tariffs, changes in existing tariff rates, changes in or the repeal of trade agreements or other trade restrictions may reduce our flexibility to utilize our global manufacturing footprint to meet demand for our tires around the world. In addition, the imposition of tariffs in the United States may result in the tires subject to such tariffs being diverted to other regions of the world, such as Europe, Latin America or Asia, or in retaliatory tariffs or other actions by affected countries.

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

For further information regarding our contingent liabilities and tax matters, refer to Notes to the Consolidated Financial Statements No. 20, Commitments and Contingent Liabilities, and No. 7, Income Taxes. For further information regarding our accounting policies with respect to certain of our contingent liabilities and uncertain income tax positions, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”

We are subject to extensive government regulations that may materially adversely affect our operating results.

We are subject to regulation by the Department of Transportation through NHTSA, which has established various standards and regulations applicable to tires sold in the United States and tires sold in a foreign country that are identical or substantially similar to tires sold in the United States. NHTSA has the authority to order the recall of automotive products, including tires, having safety-related defects or that do not comply with a motor vehicle safety standard, and, in some cases, to assess penalties.

The TREAD Act imposes numerous requirements with respect to the early warning reporting of warranty claims, property damage claims, and bodily injury and fatality claims and also requires tire manufacturers, among other things, to comply with revised and more rigorous tire testing standards. Compliance with the TREAD Act regulations has increased the cost of producing and distributing tires in the United States. We have been subject to recalls in the past and it is possible that a recall of our tires, including under the TREAD Act or in other countries under similar regulations, could occur in the future. A substantial recall or related penalties could have a material adverse effect on our reputation, operating results and financial condition.

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

Our European operations are subject to regulation by the European Union. Two regulations, the Tire Safety Regulation and the Tire Labeling Regulation, applicable to tires sold in the European Union have been adopted. The Tire Safety Regulation sets performance standards that tires for cars and light and commercial trucks need to meet for rolling resistance, wet grip braking (passenger car tires only) and noise in order to be sold in the European Union. The Tire Labeling Regulation applies to all passenger car, light truck and commercial truck tires and requires that consumers be informed about the tire's fuel efficiency, wet grip and noise characteristics. Other countries, such as Brazil, have also adopted tire labeling regulations, and additional countries may also introduce similar regulations in the future.

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

General Risk Factors

We have foreign currency translation and transaction risks that may materially adversely affect our operating results, financial condition and liquidity.

The financial position and results of operations of many of our international subsidiaries are initially recorded in various foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our financial statements. The strengthening of the U.S. dollar against these foreign currencies ordinarily has a negative impact on our reported sales and operating margin (and conversely, the weakening of the U.S. dollar against these foreign currencies has a positive impact). For the year ended December 31, 2021, foreign currency translation favorably affected sales by $164 million and favorably affected segment operating income by $2 million compared to the year ended December 31, 2020. The volatility of currency exchange rates may materially adversely affect our operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We manufacture our products in 57 manufacturing facilities located around the world including 18 plants in the United States.

AMERICAS MANUFACTURING FACILITIES. Americas owns or leases and operates 29 manufacturing facilities in 7 countries, including:

•
17 tire plants,
•
4 chemical plants,
•
2 tire mold plants,
•
2 tire retread plants,
•
3 aviation retread plants, and
•
1 mix plant.

EUROPE, MIDDLE EAST AND AFRICA MANUFACTURING FACILITIES. EMEA owns or leases and operates 18 manufacturing facilities in 10 countries, including:

•
16 tire plants,
•
1 tire retread plant, and
•
1 aviation retread plant.

ASIA PACIFIC MANUFACTURING FACILITIES. Asia Pacific owns and operates 10 manufacturing facilities in 6 countries, including 9 tire plants and 1 aviation retread plant.

PLANT UTILIZATION. Our worldwide tire capacity utilization rate was approximately 87% during 2021 compared to approximately 68% in 2020 and 85% in 2019. The increased utilization rate in 2021 was driven by our continued recovery from the pandemic-related factory shutdowns in 2020. The reported capacity utilization is an overall average for the Company. Our utilization rate can vary significantly between product lines, depending on the complexity of the tires, and between consumer and commercial tires, and can also vary between business segments.

OTHER FACILITIES. We also own and operate five research and development facilities and technical centers, three development centers, one innovation lab, and eight tire proving grounds. We lease our Corporate and Americas headquarters and our research and development facility and technical center in Akron, Ohio. We operate approximately 1,000 retail outlets for the sale of our tires to consumer and commercial customers, approximately 50 tire retreading facilities and approximately 300 warehouse distribution facilities. Substantially all of these facilities are leased. We do not consider any one of these leased properties to be material to our operations. For additional information regarding leased properties, refer to the Notes to the Consolidated Financial Statements No. 14, Property, Plant and Equipment, and No. 15, Leases. Certain of our manufacturing facilities are mortgaged as collateral for our secured credit facilities. Refer to the Note to the Consolidated Financial Statements No. 16, Financing Arrangements and Derivative Financial Instruments.

ITEM 3. LEGAL PROCEEDINGS.

Asbestos Litigation

We are currently one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 38,200 claimants at December 31, 2021 relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present at our facilities. We manufactured, among other things, rubber coated asbestos sheet gasket materials from 1914 through 1973 and aircraft brake assemblies containing asbestos materials prior to 1987. Some of the claimants are independent contractors or their employees who allege exposure to asbestos while working at certain of our facilities. It is expected that in a substantial portion of these cases there will be no evidence of exposure to a Goodyear manufactured product containing asbestos or asbestos in our facilities. The amount expended by us and our insurers on defense and claim resolution was $15 million during 2021. The plaintiffs in the pending cases allege that they were exposed to asbestos and, as a result of such exposure, suffer from various respiratory diseases, including in some cases mesothelioma and lung cancer. The plaintiffs are seeking unspecified actual and punitive damages and other relief. For additional information on asbestos litigation, refer to the Note to the Consolidated Financial Statements No. 20, Commitments and Contingent Liabilities.

Shareholder Derivative Litigation

On October 24, 2018, a purported shareholder of the Company filed a derivative action on behalf of the Company in the Court of Common Pleas for Summit County, Ohio against certain of our directors, our chief executive officer, and certain former officers and directors. The complaint also names the Company as a nominal defendant. The lawsuit alleges, among other things, breach of fiduciary duties, waste of corporate assets and fraudulent concealment in connection with certain G159 tires manufactured by us from 1996 until 2003. The lawsuit seeks unspecified monetary damages, an award of attorney’s fees and expenses, and other legal and equitable relief. On September 25, 2020, the Court of Common Pleas dismissed the derivative action and the purported shareholder appealed that dismissal. On June 30, 2021, the Ohio Court of Appeals for the Ninth Judicial District reversed the trial court's judgment and remanded the case for further proceedings.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The principal market for our common stock is the Nasdaq Global Select Market (Stock Exchange Symbol: GT). At December 31, 2021, there were 12,295 holders of record of the 281,793,223 shares of our common stock then outstanding.

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

This management's discussion and analysis provides comparisons of material changes in the consolidated financial statements for the years ended December 31, 2021 and 2020. For a comparison of the years ended December 31, 2020 and 2019, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2020.

Cooper Tire Acquisition

On June 7, 2021, we completed our acquisition of Cooper Tire pursuant to the terms of the Agreement and Plan of Merger, dated February 22, 2021 (the “Merger Agreement”), by and among Goodyear, Vulcan Merger Sub Inc., a direct, wholly owned subsidiary of Goodyear (“Merger Sub”), and Cooper Tire. Goodyear acquired Cooper Tire by way of the merger of Merger Sub with and into Cooper Tire (the “Merger”), with Cooper Tire surviving the Merger as a wholly owned subsidiary of Goodyear. In accordance with the terms of the Merger Agreement, upon closing of the transaction, Cooper Tire stockholders received $41.75 per share in cash and a fixed exchange ratio of 0.907 shares of Goodyear common stock per share of Cooper Tire common stock (the "Merger Consideration"). The cash component of the Merger Consideration totaled $2,155 million and the stockholders of Cooper Tire received 46.1 million shares of Goodyear common stock valued at $942 million, based on the closing market price of Goodyear common stock on the last trading day prior to the Closing Date. For further information, refer to Note to the Consolidated Financial Statements No. 2, Cooper Tire Acquisition.

The descriptions of, and references to, the Merger Agreement included in this Annual Report on Form 10-K are qualified in their entirety by the full text of the Merger Agreement, which is attached as Exhibit 2.1 to our Current Report on Form 8-K filed on February 25, 2021.

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

Transaction and other costs related to the acquisition of Cooper Tire totaled $56 million during the year ended December 31, 2021, of which $50 million ($42 million after-tax and minority) of these costs were included in Other (Income) Expense and $6 million ($4 million after-tax and minority) were included in Cost of Goods Sold ("CGS") and Selling, General and Administrative Expense ("SAG").

The Merger Consideration was allocated on a provisional basis to the estimated fair value of the assets acquired and liabilities assumed from Cooper Tire as of the Closing Date. Certain of these fair value estimates, including those related to Property, Plant and Equipment, certain liabilities and Goodwill, are preliminary and subject to change as management completes further analyses and studies. For further information, refer to Note to the Consolidated Financial Statements No. 2, Cooper Tire Acquisition, and "Critical Accounting Policies".

Results of Operations

During 2021, our operating results significantly improved compared to 2020, as the overall negative impacts of the COVID-19 pandemic on tire industry demand, auto production, miles driven and our tire volume moderated and continued to improve, compared to the severe global economic disruption experienced throughout much of 2020, particularly in the first half of the year.

Nonetheless, our 2021 results continued to be negatively influenced by the direct and indirect macroeconomic effects of the ongoing pandemic. Our global businesses are experiencing varying stages of recovery, as national and local efforts in many countries to contain the spread of COVID-19, including renewed stay-at-home orders, continue to impact economic conditions. Increased demand for consumer products and supply chain disruptions as a result of the pandemic and other global events, including port congestion and container shortages, has led to inflationary cost pressures, including higher costs for certain raw materials, higher transportation costs and higher energy costs, as well as shortages of certain automobile parts, such as semiconductors, which have affected OE manufacturers’ ability to produce consumer and commercial vehicles consistently.

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

In addition, during the first quarter of 2021, a severe winter storm in the U.S. caused temporary shutdowns of three of our chemical facilities, limited production at three tire manufacturing facilities, and impacted more than 170 consumer and commercial retail locations. We estimate that the negative impact on our 2021 earnings, primarily in Americas, was approximately $54 million ($44 million after-tax and minority).

Our results for 2021 include a 34.3% increase in tire unit shipments compared to 2020, reflecting the addition of Cooper Tire's operations, as well as the pandemic-related recovery noted above. Year-over-year cost savings, including the impact of temporary fixed cost reductions in 2020, were $49 million, compared to inflationary cost pressures of $209 million during 2021.

Net sales were $17,478 million in 2021, compared to $12,321 million in 2020. Net sales increased in 2021 primarily due to the addition of Cooper Tire's net sales of $2,126 million, higher global tire volume, improvements in price and product mix, higher sales in other tire-related businesses, driven by increased third-party chemical, retail and retread sales in Americas and increased Fleet Solutions sales in EMEA, and favorable foreign currency translation, primarily in EMEA and Asia Pacific.

Goodyear net income in 2021 was $764 million, or $2.89 per share, compared to a net loss of $1,254 million, or $5.35 per share, in 2020. The favorable change in Goodyear net income (loss) was primarily due to higher segment operating income, lower income tax expense, a decrease in goodwill and other asset impairment charges and lower rationalization expense, partially offset by higher interest expense. Lower income tax expense was primarily attributable to the reduction in 2021 of valuation allowances totaling $325 million on certain U.S. deferred tax assets for foreign tax credits that were established in 2020, partially offset by the impact of higher pre-tax income in 2021.

Our total segment operating income for 2021 was $1,288 million, compared to an operating loss of $14 million in 2020. The $1,302 million favorable change was primarily due to global improvements in price and product mix of $1,010 million, higher global tire volume of $367 million, lower conversion costs of $320 million, primarily due to favorable overhead absorption as a result of higher global factory utilization, and the addition of Cooper Tire's operating income of $181 million. These improvements in segment operating income were partially offset by higher raw material costs of $484 million and higher SAG of $172 million. Refer to "Results of Operations — Segment Information" for additional information.

Liquidity

At December 31, 2021, we had $1,088 million of Cash and Cash Equivalents as well as $4,345 million of unused availability under our various credit agreements, compared to $1,539 million and $3,881 million, respectively, at December 31, 2020. The decrease in cash and cash equivalents of $451 million was primarily due to payment of the $1,856 million cash component of the Merger Consideration, net of cash and restricted cash acquired, and capital expenditures of $981 million, partially offset by net borrowings of $1,406 million, which includes $1,450 million of new senior notes used to fund the Cooper Tire acquisition and repayment of our $400 million second lien term loan facility due 2025, and cash flows provided by operating activities of $1,062 million. Cash provided by operating activities reflects net income for the year of $780 million, which includes a non-cash tax benefit of $325 million related to the reduction of valuation allowances on certain U.S. deferred tax assets for foreign tax credits, non-cash charges for depreciation and amortization of $883 million, an inventory fair value step-up adjustment of $110 million related to the Cooper Tire acquisition and rationalization charges of $93 million, partially offset by cash used for working capital of $359 million and rationalization payments of $197 million. Refer to "Liquidity and Capital Resources" for additional information.

Outlook

While the global economy continues to recover from the COVID-19 pandemic, we face uncertainty in several countries as governmental measures to slow the pandemic have the potential to reduce economic activity and mobility. OE manufacturers also continue to be affected by shortages of components and materials, which are limiting vehicle production. Additionally, our ability to ship products, including to locations where we do not have manufacturing as well as from certain Cooper Tire consumer and commercial manufacturing locations, may continue to be impacted by ongoing disruptions in global logistics. In spite of these challenges, we expect our volume in the first quarter of 2022 to be above the prior year’s level, including the impact of Cooper Tire which sold 8.7 million units in the first quarter of 2021.

For the first half of 2022, we expect our raw material costs to increase $700 million to $800 million, including the benefit of raw material cost saving measures. This expectation excludes raw material cost increases related to Cooper Tire. Natural and synthetic rubber prices and other commodity prices historically have been volatile, and this estimate could change significantly based on future cost fluctuations and changes in foreign exchange rates. In addition, our raw material costs reflect the impacts of wage, energy and transportation inflation impacting our suppliers. We continue to focus on opportunities to further improve price and product mix, to substitute lower cost materials where possible, to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials to minimize the impact of higher costs. However, we are also balancing these priorities with the goal of increasing certainty of our supply. In the first half of 2022, we expect the benefits of price and product mix will continue to exceed the impact of higher raw material costs.

In addition to the impact of higher raw material costs, we expect to experience continued inflationary pressures from incremental transportation, labor and energy costs in 2022, as well as increased manufacturing costs related to elevated associate turnover in 2021 resulting in the need to train newly hired staff. As a result, we anticipate the need to find additional opportunities to improve price and product mix to manage the impact of these additional cost pressures. The combined impact of these higher costs is expected to negatively impact our first quarter 2022 when compared to the fourth quarter 2021.

During 2022, we expect to reinvest approximately $300 million in working capital as we continue to build our inventory levels to meet customer demand and support service levels. We expect our capital expenditures to be between $1.3 billion and $1.4 billion. Beyond expenditures required to sustain our facilities, capital expenditures in 2022 will increase capacity to address supply constraints and address growing demand, including for more complex tire designs. We expect our cash flows from operating activities less capital expenditures to be breakeven in 2022.

Our results in 2022 will also be impacted by approximately $40 million of amortization of intangible assets related to the Cooper Tire acquisition.

Refer to “Item 1A. Risk Factors” for a discussion of the factors that may impact our business, results of operations, financial condition or liquidity and “Forward-Looking Information — Safe Harbor Statement” for a discussion of our use of forward-looking statements.

RESULTS OF OPERATIONS — CONSOLIDATED

All per share amounts are diluted and refer to Goodyear net income (loss).

Goodyear net income in 2021 was $764 million, or $2.89 per share, compared to a net loss of $1,254 million, or $5.35 per share, in 2020. The favorable change in Goodyear net income (loss) was primarily due to higher segment operating income, lower income tax expense, a decrease in goodwill and other asset impairment charges and lower rationalization expense, partially offset by higher interest expense. Lower income tax expense was primarily attributable to the reduction in 2021 of valuation allowances totaling $325 million on certain U.S. deferred tax assets for foreign tax credits that were established in 2020, partially offset by the impact of higher pre-tax income in 2021.

Net Sales

Net sales in 2021 of $17,478 million increased $5,157 million, or 41.9%, compared to $12,321 million in 2020, primarily due to the addition of Cooper Tire's net sales of $2,126 million, higher global tire volume of $1,699 million, improvements in price and product mix of $715 million, higher sales in other tire-related businesses of $486 million, driven by increased third-party chemical, retail and retread sales in Americas and increased Fleet Solutions sales in EMEA, and favorable foreign currency translation of $164 million, primarily in EMEA and Asia Pacific. Goodyear worldwide tire unit net sales were $14,917 million and $10,339 million in 2021 and 2020, respectively. Consumer and commercial net sales were $11,118 million and $3,702 million in 2021, respectively. Consumer and commercial net sales were $7,190 million and $2,636 million in 2020, respectively.

The following table presents our tire unit sales for the periods indicated:

	Year Ended December 31,
(In millions of tires)	2021	2020	% Change
Replacement Units
United States	55.3	31.4	76.1%
International	78.8	63.6	23.9%
Total	134.1	95.0	41.2%
OE Units
United States	9.6	9.3	3.2%
International	25.6	21.7	18.0%
Total	35.2	31.0	13.2%
Goodyear worldwide tire units	169.3	126.0	34.3%

The increase in worldwide tire unit sales of 43.3 million units, or 34.3%, compared to 2020, included an increase of 39.1 million replacement tire units, or 41.2%, primarily due to the addition of Cooper Tire's units and continued recovery from the macroeconomic impacts of the COVID-19 pandemic. OE tire units increased by 4.2 million units, or 13.2%, primarily due to the addition of Cooper Tire's units and higher vehicle production globally compared to 2020, despite more recent supply chain disruptions and shortages that negatively impacted vehicle production in 2021. Consumer and commercial unit sales in 2021 were 154.2 million and 13.1 million, respectively. Consumer and commercial unit sales in 2020 were 113.8 million and 10.6 million, respectively.

Cost of Goods Sold

CGS was $13,692 million in 2021, increasing $3,355 million, or 32.5%, from $10,337 million in 2020. CGS was 78.3% of sales in 2021 compared to 83.9% of sales in 2020. CGS in 2021 increased primarily due to the addition of Cooper Tire's CGS of $1,732 million, which includes $110 million ($82 million after-tax and minority) of amortization related to a fair value step-up adjustment to the Closing Date inventory that was acquired by Goodyear, higher global tire volume of $1,332 million, higher raw material costs of $484 million, higher costs in other tire-related businesses of $367 million, driven by higher third-party chemical sales in Americas, foreign currency translation of $119 million, primarily in EMEA and Asia Pacific, and higher transportation costs of $62 million, primarily in Americas and EMEA. These increases were partially offset by lower conversion costs of $320 million, primarily due to favorable overhead absorption as a result of higher global factory utilization and savings from rationalization plans, lower costs related to product mix of $295 million, primarily in Americas, a favorable indirect tax ruling in Brazil of $69 million, of which $66 million ($43 million after-tax and minority) related to prior years, and $26 million of pandemic-related work in process inventory write-offs in 2020, primarily in Americas and EMEA.

CGS in 2021 included pension expense of $21 million compared to $16 million in 2020. CGS in 2021 also included a favorable adjustment of $20 million ($15 million after-tax and minority) due to a reduction in certain U.S. duty rates on various commercial tires from China imported into the U.S. during 2019. CGS in 2020 included accelerated depreciation of $105 million ($81 million after-tax and minority), primarily related to the permanent closure of our Gadsden, Alabama tire manufacturing facility ("Gadsden"). CGS in 2020 also included an unfavorable indirect tax settlement in Mexico of $6 million

($5 million after-tax and minority). CGS in 2021 included incremental savings from rationalization plans of $63 million compared to $107 million in 2020.

Selling, Administrative and General Expense

SAG was $2,699 million in 2021, increasing $507 million, or 23.1%, from $2,192 million in 2020. SAG was 15.4% of sales in 2021 compared to 17.8% of sales in 2020. SAG increased primarily due to the addition of Cooper Tire's SAG of $239 million, higher wages and benefits of $132 million, including higher incentive compensation, and higher advertising expense of $22 million, both reflecting pandemic-related actions taken in 2020, and foreign currency translation of $43 million, primarily in EMEA and Asia Pacific. The remainder of the increase in 2021 was driven by inflationary cost pressures. SAG in 2021 and 2020 included pension expense of $18 million for each period. SAG in 2021 and 2020 also included incremental savings from rationalization plans of $9 million and $6 million, respectively.

Goodwill and Other Asset Impairments

Our annual impairment analysis for 2021, including the acquisition of Cooper Tire, indicated no impairment of goodwill or intangible assets with indefinite lives. In 2020, we recorded non-cash impairment charges of $182 million ($178 million after-tax and minority) related to goodwill of our EMEA reporting unit and $148 million ($113 million after-tax and minority) related to our investment in TireHub.

Rationalizations

We recorded net rationalization charges of $93 million ($82 million after-tax and minority) in 2021. Net rationalization charges include $38 million in Americas, primarily related to the permanent closure of Gadsden, $29 million related to a plan to reduce SAG headcount in EMEA and $26 million related to the plan to modernize two of our manufacturing facilities in Germany.

We recorded net rationalization charges of $159 million ($127 million after-tax and minority) in 2020. Net rationalization charges include $94 million in Americas, primarily related to the permanent closure of Gadsden, and $59 million in EMEA, primarily related to additional termination benefits for associates at the closed Amiens, France manufacturing facility.

Upon completion of new plans initiated in 2021, we estimate that annual segment operating income (primarily SAG) will improve by approximately $12 million. The savings realized in 2021 from rationalization plans totaled $72 million ($63 million CGS and $9 million SAG).

For further information, refer to the Note to the Consolidated Financial Statements No. 4, Costs Associated with Rationalization Programs.

Interest Expense

Interest expense was $387 million in 2021, increasing $63 million from $324 million in 2020. The increase was primarily due to a higher average interest rate of 5.33% in 2021 compared to 4.99% in 2020 and a higher average debt balance of $7,267 million in 2021 compared to $6,495 million in 2020. Interest expense in 2021 includes a $6 million ($5 million after-tax and minority) charge to write off deferred financing fees primarily related to the redemption of our $1.0 billion 5.125% senior notes due 2023.

Other (Income) Expense

Other (Income) Expense was $94 million and $119 million of expense in 2021 and 2020, respectively. The $25 million decrease was primarily due to interest income of $48 million ($44 million after-tax and minority) related to a favorable indirect tax ruling in Brazil, net gains on asset and other sales in 2021 of $12 million ($8 million after-tax and minority), primarily related to the sale of land in Hanau, Germany, compared to a $2 million ($2 million after-tax and minority) loss on asset sales in 2020, and a favorable insurance settlement of $10 million ($8 million after-tax and minority) in 2021. These decreases were partially offset by charges of $50 million for transaction and other costs related to the acquisition of Cooper Tire.

Non-service related pension and other postretirement benefits expense of $92 million in 2021 includes pension settlement charges of $43 million ($32 million after-tax and minority). Non-service related pension and other postretirement benefits expense of $110 million in 2020 includes net pension settlement and curtailment charges of $18 million ($14 million after-tax and minority).

Other (Income) Expense in 2021 also includes an out of period adjustment of $7 million ($7 million after-tax and minority) of expense related to foreign currency exchange in Americas. Other (Income) Expense in 2020 also includes a charge of $3 million ($2 million after-tax and minority) for non-asbestos legal claims related to discontinued products.

For further information, refer to the Note to the Consolidated Financial Statements No. 6, Other (Income) Expense.

Income Taxes

Income tax benefit in 2021 was $267 million on income before income taxes of $513 million. In 2021, income tax benefit includes net discrete benefits totaling $409 million ($409 million after minority interest), including a reduction in our valuation allowances of $340 million for certain U.S. deferred tax assets for foreign tax credits and state tax loss carryforwards, a $39 million benefit to adjust our deferred tax assets in England for a second quarter enacted change in the tax rate, a $21 million benefit to reflect an increase in our estimated state tax rate used in calculating our U.S. net deferred tax assets as a result of a change in the overall mix of our earnings by state after including the impact of the acquisition of Cooper Tire, an $8 million benefit related to a favorable court ruling in Brazil, and a net benefit of $1 million for various other items.

Income tax expense in 2020 was $110 million on a loss before income taxes of $1,140 million. In 2020, income tax expense was unfavorably impacted by net discrete tax expense totaling $305 million ($305 million after minority interest), including the establishment of a $295 million valuation allowance on certain deferred tax assets for foreign tax credits during the first quarter of 2020. Discrete tax expense also includes a net charge of $10 million, including a $15 million charge related to a U.S. valuation allowance for state tax loss carryforwards, a $13 million benefit to adjust our deferred tax assets in England for a third quarter enacted change in the tax rate, and various other net charges totaling $8 million.

At both December 31, 2021 and 2020, we had approximately $1.2 billion of U.S. federal, state and local net deferred tax assets, net of valuation allowances totaling $26 million in 2021, primarily for state tax loss carryforwards with limited lives, and $368 million in 2020, primarily for foreign tax credits with limited lives. The increase in our U.S. net deferred tax assets as a result of the reduction in valuation allowances during 2021 was largely offset by the establishment of deferred tax liabilities related to the Cooper Tire acquisition. In the U.S., we have a cumulative loss for the three-year period ending December 31, 2021. However, as the three-year cumulative loss in the U.S. is driven by business disruptions created by the COVID-19 pandemic, primarily in 2020, and only include the favorable impact of the Cooper Tire acquisition since the Closing Date, we also considered other objectively verifiable information in assessing our ability to utilize our net deferred tax assets, including recent favorable recovery trends in the tire industry and our tire volume as well as expected continued improvement. In addition, the Cooper Tire acquisition has generated significant incremental domestic earnings since the Closing Date and provides opportunities for cost and other operating synergies to further improve our U.S. profitability.

At December 31, 2021, our U.S. net deferred tax assets include approximately $339 million of foreign tax credits with limited lives, net of valuation allowances of $3 million. At December 31, 2020, our U.S. net deferred tax assets include $133 million of foreign tax credits with limited lives, net of valuation allowances of $328 million. Our earnings and forecasts of future profitability, taking into consideration recent trends, along with three significant sources of foreign income provide us sufficient positive evidence that we will be able to utilize our foreign tax credits that expire through 2030. Our sources of foreign income are (1) 100% of our domestic profitability can be re-characterized as foreign source income under current U.S. tax law to the extent domestic losses have offset foreign source income in prior years, (2) annual net foreign source income, exclusive of dividends, primarily from royalties, and (3) tax planning strategies, including capitalizing research and development costs, accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, and reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, all of which would increase our domestic profitability.

During the fourth quarter of 2021, we completed an intercompany sale of certain intellectual property. As a result of this transaction, U.S. taxable income for 2021 includes approximately $1.5 billion of accelerated income. External specialists assisted management with this transaction. The federal tax charge of $315 million related to this accelerated income was fully offset by the utilization of existing deferred tax assets, including $205 million related to tax loss carryforwards, which were primarily generated in 2020 as a result of a significant tax loss in the U.S. driven by the macroeconomic impacts of the COVID-19 pandemic, and $110 million of foreign tax credits.

Tax loss carryforwards must be utilized prior to foreign tax credits and other tax assets for tax purposes. Considering the magnitude of tax loss carryforwards that were utilized by this transaction, together with our earnings and other sources of income described above, we concluded that it is more likely than not that we will be able to utilize, prior to their expiration, certain U.S. tax assets. Accordingly, during the fourth quarter of 2021, we reduced U.S. valuation allowances by $325 million related to foreign tax credits and $15 million related to state tax loss carryforwards.

We consider our current forecasts of future profitability in assessing our ability to realize our deferred tax assets, including our foreign tax credits. As noted above, these forecasts include the impact of recent trends, including various macroeconomic factors such as the impact of the COVID-19 pandemic, on our profitability, as well as the impact of tax planning strategies. Macroeconomic factors, including the impact of the COVID-19 pandemic, possess a high degree of volatility and can significantly impact our profitability. As such, there is a risk that future earnings will not be sufficient to fully utilize our U.S. net deferred tax assets, including our foreign tax credits. However, we believe our forecasts of future profitability along with the three significant sources of foreign income described above provide us sufficient positive, objectively verifiable evidence to conclude that it is more likely than not that, at December 31, 2021, our U.S. net deferred tax assets, including our foreign tax credits, net of valuation allowances, will be fully utilized.

At both December 31, 2021 and 2020, we also had approximately $1.3 billion of foreign net deferred tax assets, and valuation allowances of $1.0 billion and $1.1 billion, respectively. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of approximately $885 million on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances having a significant impact on our financial position or results of operations will exist within the next twelve months.

For further information regarding income taxes and the realizability of our deferred tax assets, including our foreign tax credits, refer to "Critical Accounting Policies" and Note to the Consolidated Financial Statements No. 7, Income Taxes.

Minority Shareholders’ Net Income

Minority shareholders’ net income was $16 million in 2021, compared to $4 million in 2020. The increase in 2021 was primarily related to minority shareholders' interests in EMEA, driven by the recovery from the COVID-19 pandemic, as well as the addition of Cooper Tire's minority shareholders' interest in Asia. Minority shareholders' net income in 2021 includes $3 million ($3 million after-tax) related to a settlement with a minority interest in Turkey.

RESULTS OF OPERATIONS — SEGMENT INFORMATION

Segment information reflects our strategic business units ("SBUs"), which are organized to meet customer requirements and global competition and are segmented on a regional basis. Since the Closing Date, Cooper Tire's operating results have been incorporated into each of our SBUs. We expect to discuss the impact of Cooper Tire's net sales and operating income within each SBU until the periods presented are fully comparable.

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

Total segment operating income in 2021 was $1,288 million, compared to total segment operating loss of $14 million in 2020. Total segment operating margin (segment operating income (loss) divided by segment sales) in 2021 was 7.4% compared to (0.1)% in 2020.

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

Americas

	Year Ended December 31,
(In millions)	2021	2020	2019
Tire Units	85.9	56.7	70.4
Net Sales	$10,051	$6,556	$7,922
Operating Income	914	9	550
Operating Margin	9.1%	0.1%	6.9%

Americas unit sales in 2021 increased 29.2 million units, or 51.3%, to 85.9 million units. Replacement tire volume increased 28.2 million units, or 63.4%, primarily due to the addition of Cooper Tire's units and an increase in our consumer business in the United States and Brazil, driven by continued recovery from the macroeconomic impacts of the COVID-19 pandemic. OE tire volume increased 1.0 million units, or 7.7%, primarily due to an increase in our consumer business in Brazil and the addition of Cooper Tire's units. Consumer OE tire volume continued to be negatively affected by impacts to vehicle production driven by global supply chain disruptions, including shortages of key manufacturing components, such as semiconductors.

Net sales in 2021 were $10,051 million, increasing $3,495 million, or 53.3%, compared to $6,556 million in 2020. The increase in net sales was driven by the addition of Cooper Tire’s net sales of $1,862 million, higher tire volume of $918 million, higher sales in other tire-related businesses of $388 million, primarily due to an increase in third-party sales of chemical products and higher retail, retread and aviation sales, and favorable price and product mix of $356 million, driven by price increases. These increases were partially offset by $34 million ($26 million after-tax and minority) for a favorable one-time legal settlement in 2020. We estimate that the severe winter storm in the U.S. negatively impacted Americas net sales in 2021 by approximately $35 million.

Operating income in 2021 was $914 million, increasing $905 million from $9 million in 2020. The increase in operating income was due to improvements in price and product mix of $640 million, which more than offset higher raw material costs of $258 million, lower conversion costs of $171 million, primarily due to favorable overhead absorption as a result of higher factory utilization, Cooper Tire's operating income of $165 million, higher tire volume of $162 million, higher earnings in other tire-related businesses of $92 million, primarily due to an increase in third-party sales of chemical products and higher retail and aviation sales, the favorable indirect tax ruling in Brazil of $69 million, a $13 million ($10 million after-tax and minority) charge in 2020 for an environmental remediation liability at a closed facility, and $13 million of pandemic-related work in process inventory write-offs in 2020. These increases were partially offset by higher SAG of $71 million, primarily due to higher wages and benefits reflecting pandemic-related actions taken in 2020, inflation and higher warehousing costs, increased transportation costs of $39 million, a $34 million favorable one-time legal settlement in 2020 and the net impact of out of period adjustments in 2021 totaling $6 million ($6 million after-tax and minority) of expense primarily related to inventory and accrued freight charges. Conversion costs and SAG include incremental savings from rationalization plans of $57 million and $6 million, respectively, primarily related to Gadsden. Price and product mix includes TireHub equity income of $4 million in

2021 compared to a loss of $36 million in 2020. We estimate that the severe winter storm in the U.S. and the national strike in Colombia that occurred in the first half of 2021 negatively impacted Americas operating income in 2021 by approximately $42 million and $9 million ($9 million after-tax and minority), respectively.

Operating income in 2021 excluded rationalization charges of $38 million, primarily related to the permanent closure of Gadsden, and a net gain on asset sales of $1 million. Operating income in 2020 excluded the TireHub non-cash impairment charge of $148 million, accelerated depreciation and asset write-offs of $103 million and rationalization charges of $94 million, primarily related to the permanent closure of Gadsden.

Americas' results are highly dependent upon the United States, which accounted for 84% and 82% of Americas' net sales in 2021 and 2020, respectively. Results of operations in the United States are expected to continue to have a significant impact on Americas' future performance.

Europe, Middle East and Africa

	Year Ended December 31,
(In millions)	2021	2020	2019
Tire Units	52.7	44.5	55.1
Net Sales	$5,243	$4,020	$4,708
Operating Income (Loss)	239	(72)	202
Operating Margin	4.6%	(1.8)%	4.3%

Europe, Middle East and Africa unit sales in 2021 increased 8.2 million units, or 18.4%, to 52.7 million units. Replacement tire volume increased 7.7 million units, or 22.8%, primarily in our consumer business, reflecting increased industry demand due to continued recovery from the macroeconomic impacts of the COVID-19 pandemic and the partial recovery of volume lost in 2020 as a result of our ongoing initiative to align distribution in Europe. OE tire volume increased 0.5 million units, or 4.2%, reflecting share gains driven by new consumer fitments, partially offset by the negative impact on vehicle production of global supply chain disruptions, including shortages of key manufacturing components, such as semiconductors.

Net sales in 2021 were $5,243 million, increasing $1,223 million, or 30.4%, compared to $4,020 million in 2020. Net sales increased primarily due to higher tire volume of $571 million, improvements in price and product mix of $316 million, the addition of Cooper Tire's net sales of $142 million, higher sales in other tire-related businesses of $101 million, primarily due to growth in our Fleet Solutions business and increased retread, motorcycle and racing tire sales, and favorable foreign currency translation of $93 million, driven by a stronger euro, South African rand and British pound, partially offset by a weaker Turkish lira.

Operating income in 2021 was $239 million, a change of $311 million, from an operating loss of $72 million in 2020. The increase in operating income was primarily due to improvements in price and product mix of $289 million, which more than offset higher raw material costs of $148 million, higher tire volume of $153 million, lower conversion costs of $108 million, primarily due to favorable overhead absorption as a result of higher factory utilization, higher earnings in other tire-related businesses of $16 million, primarily due to increases in aviation, racing and retread sales, and $12 million of pandemic-related work in process inventory write-offs in 2020. These increases were partially offset by higher SAG of $72 million, primarily related to higher wages and benefits and higher advertising expenses, both reflecting pandemic-related actions taken in 2020 as well as inflation, higher transportation costs of $21 million, and higher plant industrialization costs of $15 million. Conversion costs and SAG include incremental savings from rationalization plans of $6 million and $3 million, respectively.

Operating income in 2021 excluded net rationalization charges of $49 million, a net gain on asset sales of $13 million, and accelerated depreciation and asset write-offs of $1 million. Operating loss in 2020 excluded a non-cash goodwill impairment charge of $182 million, net rationalization charges of $59 million, net losses on asset sales of $2 million, and accelerated depreciation and asset write-offs of $2 million.

EMEA’s results are highly dependent upon Germany, which accounted for 15% and 18% of EMEA’s net sales in 2021 and 2020, respectively. Results of operations in Germany are expected to continue to have a significant impact on EMEA’s future performance.

Asia Pacific

	Year Ended December 31,
(In millions)	2021	2020	2019
Tire Units	30.7	24.8	29.8
Net Sales	$2,184	$1,745	$2,115
Operating Income	135	49	193
Operating Margin	6.2%	2.8%	9.1%

Asia Pacific unit sales in 2021 increased 5.9 million units, or 24.0%, to 30.7 million units. Replacement tire volume increased 3.2 million units, or 19.7%. OE tire volume increased 2.7 million units, or 32.8%. These increases were primarily due to continued recovery from the macroeconomic impacts of the COVID-19 pandemic and the addition of Cooper Tire’s units, partially offset by the impact on vehicle production of global supply chain disruptions, including shortages of key manufacturing components, such as semiconductors.

Net sales in 2021 were $2,184 million, increasing $439 million, or 25.2%, from $1,745 million in 2020. Net sales increased due to higher tire volume of $210 million, the addition of Cooper Tire’s net sales of $122 million, favorable foreign currency translation of $66 million, primarily related to a stronger Chinese yuan and Australian dollar, and favorable price and product mix of $43 million.

Operating income in 2021 was $135 million, increasing $86 million, or 175.5%, from $49 million in 2020. The increase in operating income was primarily due to favorable price and product mix of $81 million, which more than offset higher raw material costs of $78 million, higher tire volume of $52 million, lower conversion costs of $41 million, primarily due to favorable overhead absorption as a result of higher factory utilization, higher earnings in other tire-related businesses of $11 million, primarily due to higher aviation sales, and the addition of Cooper Tire's operating income of $11 million. These increases were partially offset by higher SAG of $29 million, primarily related to higher wages and benefits and higher advertising expenses, both reflecting pandemic-related actions taken in 2020, as well as higher warehousing costs.

Operating income in 2020 excluded net rationalization charges of $4 million.

Asia Pacific’s results are highly dependent upon China and Australia. China accounted for 29% and 25% of Asia Pacific's net sales in 2021 and 2020, respectively. Australia accounted for 24% and 27% of Asia Pacific’s net sales in 2021 and 2020, respectively. Results of operations in China and Australia are expected to continue to have a significant impact on Asia Pacific's future performance.

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

On April 6, 2021, we issued $550 million of 5.25% senior notes due April 2031 and $450 million of 5.625% senior notes due 2033. The net proceeds from these notes, together with cash and cash equivalents, were used to redeem our $1.0 billion 5.125% senior notes due 2023 on May 6, 2021 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest to the redemption date.

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

Following the Cooper Tire acquisition and at December 31, 2021, $117 million aggregate principal amount of Cooper Tire's 7.625% senior notes due 2027 were outstanding. These notes also included a $19 million fair value step-up, which is being amortized against interest expense over the remaining life of the notes. Amortization since the Closing Date was approximately $1 million.

On September 28, 2021, we issued €400 million in aggregate principal amount of Goodyear Europe B.V. (“GEBV”) 2.75% senior notes due 2028. A portion of the net proceeds from these notes were used to redeem GEBV's €250 million 3.75% senior notes due 2023 on October 28, 2021.

On December 15, 2021, we repaid in full our $400 million second lien term loan facility due 2025.

At December 31, 2021, we had $1,088 million of Cash and Cash Equivalents, compared to $1,539 million at December 31, 2020. The decrease in cash and cash equivalents of $451 million was primarily due to payment of the $1,856 million cash component of the Merger Consideration, net of cash and restricted cash acquired, and capital expenditures of $981 million, partially offset by net borrowings of $1,406 million, which includes $1,450 million of new senior notes used to fund the Cooper Tire acquisition and repayment of our $400 million second lien term loan facility due 2025, and cash flows provided by operating activities of $1,062 million. Cash provided by operating activities reflects net income for the year of $780 million, which includes a non-cash tax benefit of $325 million related to the reduction of valuation allowances on certain U.S. deferred tax assets for foreign tax credits, non-cash charges for depreciation and amortization of $883 million, an inventory fair value step-up adjustment of $110 million related to the Cooper Tire acquisition and rationalization charges of $93 million, partially offset by cash used for working capital of $359 million and rationalization payments of $197 million.

At December 31, 2021 and 2020, we had $4,345 million and $3,881 million, respectively, of unused availability under our various credit agreements. The table below provides unused availability by our significant credit facilities as of December 31:

(In millions)	2021	2020
First lien revolving credit facility	$2,314	$1,535
European revolving credit facility	908	982
Chinese credit facilities	374	297
Mexican credit facility	42	48
Other foreign and domestic debt	147	380
Short term credit arrangements	560	639
	$4,345	$3,881

We expect our 2022 cash flow needs to include capital expenditures of $1.3 billion to $1.4 billion. We also expect interest expense to be $450 million to $475 million; rationalization payments to be approximately $100 million; income tax payments to be $150 million to $200 million, excluding one-time items; and contributions to our funded pension plans to be $25 million to $50 million. We expect working capital to be a use of cash for the full year of 2022 of approximately $300 million. We expect our cash flows from operating activities less capital expenditures to be breakeven in 2022.

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

Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, South Africa, Serbia and Argentina, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, South African, Serbian and Argentinian subsidiaries, which are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At December 31, 2021, approximately $1,006 million of net assets, including approximately $179 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China, South Africa, Serbia and Argentina have not adversely impacted our ability to make transfers out of those countries.

Cash Position

At December 31, 2021, significant concentrations of cash and cash equivalents held by our international subsidiaries included the following amounts:

•
$320 million or 29% in Americas, primarily Chile, Mexico, Brazil and Canada ($384 million or 25% at December 31, 2020),
•
$317 million or 29% in Asia Pacific, primarily China, Japan and India ($387 million or 25% at December 31, 2020), and
•
$161 million or 15% in EMEA, primarily England and Poland ($387 million or 25% at December 31, 2020).

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

Operating Activities

Net cash provided by operating activities was $1,062 million in 2021, decreasing $53 million compared to net cash provided by operating activities of $1,115 million in 2020.

The decrease in net cash provided by operating activities was driven by (i) a net increase in cash used for working capital of $1,230 million, (ii) an increase in cash income tax payments of $156 million, primarily as a result of higher earnings in 2021 and the receipt of certain tax refunds in 2020, (iii) cash paid for transaction and other costs related to the Cooper Tire acquisition of $42 million, and (iv) higher pension contributions and direct payments of $35 million. These uses of cash were partially offset by higher segment operating income of $1,302 million, which includes a non-cash charge of $110 million for an inventory fair value step-up adjustment related to the Cooper Tire acquisition.

The net increase in cash used for working capital reflects increases in cash used for Inventory of $1,695 million and Accounts Receivable of $432 million, partially offset by an increase in cash provided by Accounts Payable - Trade of $897 million. These changes were driven by our continued recovery from the impacts of the COVID-19 pandemic, which include higher sales volume and an increase in finished goods inventory as we continue to restock in order to meet anticipated near-term demand, as well as the impact of current year inflationary cost pressures on our manufacturing operations and our pricing.

Investing Activities

Net cash used for investing activities was $2,793 million in 2021, compared to $667 million in 2020. The increase in cash used for investing activities primarily relates to the $1,856 million cash component of the Merger Consideration, net of cash and restricted cash acquired. Capital expenditures were $981 million in 2021, increasing $334 million, compared to $647 million in 2020, primarily due to prior year actions to preserve cash in response to the COVID-19 pandemic and the addition of Cooper Tire's capital expenditures. Beyond expenditures required to sustain our facilities, capital expenditures in 2021 and 2020 primarily related to investments in high value-added capacity and capability around the world.

Financing Activities

Net cash provided by financing activities was $1,309 million in 2021, compared to net cash provided by financing activities of $203 million in 2020. The $1,106 million year-over-year change reflects an increase in net borrowings of $1,156 million, primarily used to fund a portion of the Cooper Tire acquisition. Debt related costs and other transactions increased $93 million during 2021 due to the various financing actions described above. No cash dividends were paid in 2021, compared to $37 million of dividend payments in 2020, as a result of the suspension of the quarterly dividend on our common stock on April 16, 2020.

Credit Sources

In aggregate, we had total credit arrangements of $11,628 million available at December 31, 2021, of which $4,345 million were unused, compared to $9,707 million available at December 31, 2020, of which $3,881 million were unused. At December 31, 2021, we had long term credit arrangements totaling $10,624 million, of which $3,785 million were unused, compared to $8,632 million and $3,242 million, respectively, at December 31, 2020. At December 31, 2021, we had short term committed and uncommitted credit arrangements totaling $1,004 million, of which $560 million were unused, compared to $1,075 million and $639 million, respectively, at December 31, 2020. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.

Outstanding Notes

At December 31, 2021, we had $5,591 million of outstanding notes, compared to $3,860 million at December 31, 2020. The increase from December 31, 2020 was primarily due to the issuance of $1.45 billion of senior notes to fund a portion of the acquisition of Cooper Tire, the issuance of €400 million of GEBV senior notes, an increase of €150 million over the prior €250 million of senior notes, and $135 million of Cooper Tire senior notes.

$2.75 Billion Amended and Restated First Lien Revolving Credit Facility due 2026

On June 7, 2021, we amended and restated our $2.0 billion first lien revolving credit facility. Changes to the facility include extending the maturity to June 8, 2026, increasing the amount of the facility to $2.75 billion, and including Cooper Tire's accounts receivable and inventory in the borrowing base of the facility. The interest rate for loans under the facility decreased by 50 basis points to LIBOR plus 125 basis points, based on our current liquidity described below.

Our amended and restated first lien revolving credit facility is available in the form of loans or letters of credit. Up to $800 million in letters of credit and $50 million of swingline loans are available for issuance under the facility. Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, after adjusting for customary factors that are subject to modification from time to time by the administrative agent or the majority lenders at their discretion (not to be exercised unreasonably), (ii) the value of our principal trademarks in an amount not to exceed $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million. Modifications are based on the results of periodic collateral and borrowing base evaluations and appraisals. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of December 31, 2021, our borrowing base, and therefore our availability, under this facility was $417 million below the facility's stated amount of $2.75 billion.

At December 31, 2021, we had no borrowings and $19 million of letters of credit issued under the revolving credit facility. At December 31, 2020, we had no borrowings and $11 million of letters of credit issued under the revolving credit facility.

At December 31, 2021, we had $257 million in letters of credit issued under bilateral credit agreements.

Amended and Restated Second Lien Term Loan Facility due 2025

On December 15, 2021, we repaid in full our $400 million second lien term loan facility due 2025.

€800 Million Amended and Restated Senior Secured European Revolving Credit Facility due 2024

Our amended and restated European revolving credit facility consists of (i) a €180 million German tranche that is available only to Goodyear Germany GmbH and (ii) a €620 million all-borrower tranche that is available to GEBV, Goodyear Germany and Goodyear Operations S.A. Up to €175 million of swingline loans and €75 million in letters of credit are available for issuance under the all-borrower tranche. Amounts drawn under this facility will bear interest at LIBOR plus 150 basis points for loans denominated in U.S. dollars, EURIBOR plus 150 basis points for loans denominated in euros, and SONIA plus 150 basis points for loans denominated in pounds sterling. Undrawn amounts under the facility are subject to an annual commitment fee of 25 basis points. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to €200 million.

At December 31, 2021 and 2020, there were no borrowings and no letters of credit outstanding under the European revolving credit facility.

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

Accounts Receivable Securitization Facilities (On-Balance Sheet)

On October 11, 2021, GEBV and certain other of our European subsidiaries amended and restated the definitive agreements for our pan-European accounts receivable securitization facility, extending the term through 2027. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €30 million and not more than €450 million. For the period from October 16, 2020 through October 18, 2021, the designated maximum amount of the facility was €280 million. For the period from October 19, 2021 through October 19, 2022, the designated maximum amount of the facility was increased to €300 million.

The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GEBV subsidiaries. These subsidiaries retain servicing responsibilities. Utilization under this facility is based on eligible receivable balances.

The funding commitments under the facility will expire upon the earliest to occur of: (a) October 19, 2027, (b) the non-renewal and expiration (without substitution) of all of the back-up liquidity commitments, (c) the early termination of the facility according to its terms (generally upon an Early Amortisation Event (as defined in the facility), which includes, among other things, events similar to the events of default under our first lien revolving credit facility; certain tax law changes; or certain changes to law, regulation or accounting standards), or (d) our request for early termination of the facility. The facility’s current back-up liquidity commitments will expire on October 19, 2022.

At December 31, 2021, the amounts available and utilized under this program totaled $279 million (€246 million). At December 31, 2020, the amounts available and utilized under this program totaled $291 million (€237 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At December 31, 2021, the gross amount of receivables sold was $605 million, compared to $451 million at December 31, 2020. The increase from December 31, 2020 is primarily due to the increase in our accounts receivable base as a result of the Cooper Tire acquisition and higher sales in our legacy business.

Supplier Financing

We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under the program. Agreements for such supplier financing programs totaled up to $630 million and $500 million at December 31, 2021 and 2020, respectively. The increase from December 31, 2020 is primarily due to the overall increase in our cost base as a result of the Cooper Tire acquisition.

Further Information

On March 5, 2021, the ICE Benchmark Administration, the administrator of LIBOR (“IBA”), confirmed its previously announced plans to cease publication of USD LIBOR on December 31, 2021 for only the one week and two month USD

LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. In addition, the IBA ceased publication of all tenors of euro and Swiss franc LIBOR and most tenors of Japanese yen and British pound LIBOR on December 31, 2021. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee that has been convened by the Federal Reserve Board and the Federal Reserve Bank of New York to encourage market participants’ use of the Secured Overnight Financing Rate, known as SOFR. Additionally, the International Swaps and Derivatives Association, Inc. published amendments to its definition book to incorporate new benchmark fallbacks for derivative contracts that reference certain interbank offered rates, including LIBOR. We cannot currently predict the effect of the discontinuation of, or other changes to, LIBOR or any establishment of alternative reference rates in the United States, the United Kingdom, the European Union or elsewhere on the global capital markets. The uncertainty regarding the future of LIBOR, as well as the transition from LIBOR to any alternative reference rate or rates, could have adverse impacts on floating rate obligations, loans, deposits, derivatives and other financial instruments that currently use LIBOR as a benchmark rate. We have identified and evaluated our financing obligations and other contracts that refer to LIBOR and expect to be able to transition those obligations and contracts to an alternative reference rate upon the discontinuation of LIBOR. Our first lien revolving credit facility and our European revolving credit facility, which constitute the most significant of our LIBOR-based debt obligations, contain “fallback” provisions that address the discontinuation of LIBOR and facilitate the adoption of an alternate rate of interest. We have not issued any long term floating rate notes. Our first lien revolving credit facility also contains express provisions for the use, at our option, of an alternative base rate (the higher of (a) the prime rate, (b) the federal funds effective rate or the overnight bank funding rate plus 50 basis points or (c) LIBOR plus 100 basis points). We do not believe that the discontinuation of LIBOR, or its replacement with an alternative reference rate or rates, will have a material impact on our results of operations, financial position or liquidity.

For a further description of the terms of our outstanding notes, first lien revolving credit facility, European revolving credit facility and pan-European accounts receivable securitization facility, refer to Note to the Consolidated Financial Statements No. 16, Financing Arrangements and Derivative Financial Instruments.

Covenant Compliance

Our first lien revolving credit facility and some of the indentures governing our notes contain certain covenants that, among other things, limit our ability to incur additional debt or issue redeemable preferred stock, pay dividends, repurchase shares or make certain other restricted payments or investments, incur liens, sell assets, incur restrictions on the ability of our subsidiaries to pay dividends or to make other payments to us, enter into affiliate transactions, engage in sale and leaseback transactions, and consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications. Our first lien revolving credit facility and the indentures governing our notes also have customary defaults, including cross-defaults to material indebtedness of Goodyear and its subsidiaries.

We have an additional financial covenant in our first lien revolving credit facility that is currently not applicable. We only become subject to this financial covenant when certain events occur. This financial covenant and the related events are as follows:

•
We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $275 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for the most recent period of four consecutive fiscal quarters. As of December 31, 2021, our unused availability under this facility of $2,314 million plus our Available Cash of $259 million totaled $2,573 million, which is in excess of $275 million.

In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first lien revolving credit facility that are described above and a financial covenant applicable only to GEBV and its subsidiaries. This financial covenant provides that we are not permitted to allow GEBV’s ratio of Consolidated Net GEBV Indebtedness to Consolidated GEBV EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net GEBV Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GEBV and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries, and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net GEBV Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At December 31, 2021, we were in compliance with this financial covenant.

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

As of December 31, 2021, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.

The terms “Available Cash,” “EBITDA,” “Consolidated Interest Expense,” “Consolidated Net GEBV Indebtedness” and “Consolidated GEBV EBITDA” have the meanings given them in the respective credit facilities.

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

During 2020 and 2019, we paid cash dividends of $37 million and $148 million, respectively, on our common stock. This excludes dividends earned on stock based compensation plans of $1 million and $2 million for the years 2020 and 2019, respectively. On April 16, 2020, we announced that we have suspended the quarterly dividend on our common stock.

From time to time, we repurchase shares of our common stock under programs approved by the Board of Directors. During 2021, 2020 and 2019, we did not repurchase any shares of our common stock under such programs.

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

Supplemental Guarantor Financial Information

Certain of our subsidiaries, which are listed on Exhibit 22.1 to this Annual Report on Form 10-K and are generally holding or operating companies, have guaranteed our obligations under the $800 million outstanding principal amount of 9.5% senior notes due 2025, the $900 million outstanding principal amount of 5% senior notes due 2026, the $700 million outstanding principal amount of 4.875% senior notes due 2027, the $850 million outstanding principal amount of 5% senior notes due 2029, the $550 million outstanding principal amount of 5.25% senior notes due April 2031, the $600 million outstanding principal amount of 5.25% senior notes due July 2031 and the $450 million outstanding principal amount of 5.625% senior notes due 2033 (collectively, the “Notes”).

The Notes have been issued by The Goodyear Tire & Rubber Company (the “Parent Company”) and are its senior unsecured obligations. The Notes rank equally in right of payment with all of our existing and future senior unsecured obligations and senior to any of our future subordinated indebtedness. The Notes are effectively subordinated to our existing and future secured indebtedness to the extent of the assets securing that indebtedness. The Notes are fully and unconditionally guaranteed on a joint and several basis by each of our wholly-owned U.S. and Canadian subsidiaries that also guarantee our obligations under our first lien revolving credit facility (such guarantees, the “Guarantees”; and, such guaranteeing subsidiaries, the “Subsidiary Guarantors”). The Guarantees are senior unsecured obligations of the Subsidiary Guarantors and rank equally in right of payment with all existing and future senior unsecured obligations of our Subsidiary Guarantors. The Guarantees are effectively subordinated to existing and future secured indebtedness of the Subsidiary Guarantors to the extent of the assets securing that indebtedness.

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

Summarized Balance Sheet
(In millions)	December 31, 2021
Total Current Assets(1)	$5,161
Total Non-Current Assets	8,406

Total Current Liabilities	$2,932
Total Non-Current Liabilities	8,967
(1)
Includes receivables due from Non-Guarantor Subsidiaries of $1,618 million as of December 31, 2021.

Summarized Statement of Operations
(In millions)	Year Ended December 31, 2021
Net Sales	$9,549
Cost of Goods Sold	7,623
Selling, Administrative and General Expense	1,457
Rationalizations	37
Interest Expense	322
Other (Income) Expense	(93)
Income before Income Taxes(2)	$203

Net Income	$542
Goodyear Net Income	$542
(2)
Includes income from intercompany transactions with Non-Guarantor Subsidiaries of $588 million for the year ended December 31, 2021, primarily from royalties, dividends, interest and intercompany product sales.

COMMITMENTS AND CONTINGENT LIABILITIES

Contractual Obligations

The following table presents our contractual obligations and commitments to make future payments as of December 31, 2021:

(In millions)	Total	2022	2023	2024	2025	2026	Beyond 2026
Debt Obligations(1)	$7,176	$730	$232	$329	$823	$903	$4,159
Finance Lease Obligations(2)	255	17	4	3	3	2	226
Interest Payments(3)	2,697	386	357	352	298	237	1,067
Operating Lease Obligations(4)	1,313	255	212	171	137	110	428
Pension Benefits(5)	345	70	65	65	65	80	NA
Other Postretirement Benefits(6)	248	26	26	25	25	25	121
Workers’ Compensation(7)	248	38	21	16	13	10	150
Binding Commitments(8)	2,836	1,887	473	180	132	118	46
Uncertain Income Tax Positions(9)	17	4	8	1	4	—	—
	$15,135	$3,413	$1,398	$1,142	$1,500	$1,485	$6,197

(1)
Debt obligations include Notes Payable and Overdrafts, and excludes the impact of deferred financing fees, unamortized discounts, and a fair value step-up related to the Cooper Tire acquisition.
(2)
The minimum lease payments for finance lease obligations are $780 million.
(3)
These amounts represent future interest payments related to our existing debt obligations and finance leases based on fixed and variable interest rates specified in the associated debt and lease agreements. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt or future changes in variable interest rates.
(4)
Operating lease obligations have not been reduced by minimum sublease rentals of $10 million, $8 million, $6 million, $5 million, $2 million and $3 million in each of the periods above, respectively, for a total of $34 million. Payments, net of minimum sublease rentals, total $1,279 million. The present value of the net operating lease payments, including sublease rentals, is $992 million. The operating leases relate to, among other things, real estate, vehicles, data processing equipment and miscellaneous other assets. No asset is leased from any related party.
(5)
The obligation related to pension benefits is actuarially determined and is reflective of obligations as of December 31, 2021. Although subject to change, the amounts set forth in the table represent the mid-point of the range of our expected contributions for funded U.S. and non-U.S. pension plans, plus expected cash funding of direct participant payments to our U.S. and non-U.S. pension plans.

We made significant contributions to fully fund our U.S. pension plans in 2013 and 2014. We have no minimum funding requirements for our funded U.S. pension plans under current ERISA law or the provisions of our USW collective bargaining agreement, including a provision which requires us to maintain an annual ERISA funded status for the Goodyear hourly U.S. pension plan of at least 97%.

Future U.S. pension contributions will be affected by our ability to offset changes in future interest rates with returns from our asset portfolios and any changes to ERISA law. For further information on the U.S. pension investment strategy, refer to Note to the Consolidated Financial Statements No. 18, Pension, Other Postretirement Benefits and Savings Plans.

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
(7)
The payments for workers’ compensation obligations are based upon recent historical payment patterns on claims. The present value of anticipated claims payments for workers’ compensation is $194 million.
(8)
Binding commitments are for raw materials, capital expenditures, utilities, and various other types of contracts. The obligations to purchase raw materials include supply contracts at both fixed and variable prices. Those with variable prices are based on index rates for those commodities at December 31, 2021.

(9)
These amounts primarily represent expected payments with interest for uncertain income tax positions as of December 31, 2021. We have reflected them in the period in which we believe they will be ultimately settled based upon our experience with these matters.

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

At December 31, 2021, we had an agreement to provide a revolving loan commitment to TireHub of up to $100 million. As of December 31, 2021, no funds were drawn on this commitment.

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

We have entered into certain arrangements under which we have provided guarantees that are off-balance sheet arrangements. Those guarantees totaled $34 million at December 31, 2021. For further information about our guarantees, refer to Note to the Consolidated Financial Statements No. 20, Commitments and Contingent Liabilities.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the financial statements. On an ongoing basis, management reviews its estimates, based on currently available information. Changes in facts and circumstances may alter such estimates and affect our results of operations and financial position in future periods. Our critical accounting policies relate to:

•
acquisitions,
•
general and product liability and other litigation,
•
workers’ compensation,
•
goodwill and intangible assets,
•
deferred tax asset valuation allowances and uncertain income tax positions, and
•
pensions and other postretirement benefits.

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

We estimate the fair value of acquired customer relationships using the multi-period excess earnings method. Fair value is estimated as the present value of the benefits anticipated from ownership of the asset, in excess of the returns required on the investment in contributory assets which are necessary to realize those benefits. The intangible asset’s operating margins are determined as the residual earnings after quantifying operating margins from contributory assets. Assumptions used in these calculations are considered from a market participant perspective and include revenue growth rates, operating margins, contributory asset charges, customer attrition rates and discount rates.

We estimate the fair value of trade names (definite and indefinite) using the relief from royalty method, which calculates the cost savings associated with owning rather than licensing the assets. Assumed royalty rates are applied to projected revenue for the remaining useful lives of the assets to estimate the royalty savings. Assumptions used in the determination of the fair value of a trade name include revenue growth rates, including a terminal growth rate, the royalty rate and the discount rate.

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

General and Product Liability and Other Litigation. We have recorded liabilities totaling $390 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at December 31, 2021. General and product liability and other litigation liabilities are recorded based on management’s assessment that a loss arising from these matters is probable. If the loss can be reasonably estimated, we record the amount of the estimated loss. If the loss is estimated within a range and no point within the range is more probable than another, we record the minimum amount in the range. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Loss ranges are based upon the specific facts of each claim or class of claims and are determined after review by counsel. Court rulings on our cases or similar cases may impact our assessment of the probability and our estimate of the loss, which may have an impact on our reported results of operations, financial position and liquidity. We record receivables for insurance recoveries related to our litigation claims when it is probable that we will receive reimbursement from the insurer. Specifically, we are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products previously manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in federal and state courts.

We periodically, and at least annually, update, using actuarial analyses, our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or changed circumstances arising in the future may result in an increase in the recorded obligation, and that increase may be significant. We had recorded gross liabilities for both asserted and unasserted asbestos claims, inclusive of defense costs, totaling $131 million at December 31, 2021.

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

As of December 31, 2021, we recorded a receivable related to asbestos claims of $77 million, and we expect that approximately 60% of asbestos claim related losses would be recoverable through insurance through the period covered by the estimated liability. Of this amount, $12 million was included in Current Assets as part of Accounts Receivable at December 31, 2021. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers. Although we believe these amounts are collectible under primary and certain excess policies today, future disputes with insurers could result in significant charges to operations.

Workers’ Compensation. We have recorded liabilities, on a discounted basis, of $194 million for anticipated costs related to U.S. workers’ compensation claims at December 31, 2021. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. The liability is discounted using the risk-free rate of return.

For further information on general and product liability and other litigation, and workers’ compensation, refer to Note to the Consolidated Financial Statements No. 20, Commitments and Contingent Liabilities.

Goodwill and Intangible Assets. Goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if an indicator of impairment is present. Intangible assets subject to amortization are tested only if a triggering event would require evaluation. Goodwill and Intangible Assets totaled $1,004 million and $1,039 million, respectively, at December 31, 2021.

We test goodwill and indefinite-lived intangible assets for impairment on at least an annual basis, with the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit or intangible asset to its carrying amount. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit or intangible asset unless the entity determines that it is more likely than not (defined as a likelihood of more than 50%) that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit or intangible asset is less than its carrying amount, then an impairment loss will be recorded for the difference between the carrying value and the fair value.

At October 31, 2021, after considering changes to assumptions used in our most recent quantitative annual testing for each reporting unit and indefinite-lived intangible asset, results of recent fair value valuations related to the acquisition of Cooper Tire, the capital markets environment, economic conditions, tire industry competition and trends, changes in our results of operations, the magnitude of the excess of fair value over the carrying amount of each reporting unit and indefinite-lived intangible asset as determined in our most recent quantitative annual testing, and other factors, we concluded that it was not more likely than not that the fair values of our reporting units or indefinite-lived intangible assets were less than their respective carrying values and, therefore, did not perform a quantitative analysis.

Deferred Tax Asset Valuation Allowances and Uncertain Income Tax Positions. At December 31, 2021, our valuation allowances on certain of our U.S. federal, state and local net deferred tax assets totaled $26 million and our valuation allowances on our foreign net deferred tax assets totaled $1.0 billion. At December 31, 2020, our valuation allowances on certain of our U.S. federal, state and local net deferred tax assets totaled $368 million and our valuation allowances on our foreign net deferred tax assets totaled $1.1 billion.

We record a reduction to the carrying amounts of deferred tax assets by recording a valuation allowance if, based on the available evidence, it is more likely than not such assets will not be realized. The valuation of deferred tax assets requires judgment in assessing future profitability by year, including the impact of tax planning strategies, relative to the expiration dates, if any, of the assets.

We consider both positive and negative evidence when measuring the need for a valuation allowance. The weight given to the evidence is commensurate with the extent to which it may be objectively verified. Current and cumulative financial reporting results are a source of objectively verifiable evidence. We give operating results during the most recent three-year period a significant weight in our analysis. We typically only consider forecasts of future profitability when positive cumulative operating results exist in the most recent three-year period. We perform scheduling exercises to determine if sufficient taxable income of the appropriate character exists in the periods required in order to realize our deferred tax assets with limited lives (such as tax loss carryforwards and tax credits) prior to their expiration. We also consider prudent tax planning strategies (including an assessment of their feasibility) to accelerate taxable income if required to utilize expiring deferred tax assets. A valuation allowance is not required to the extent that, in our judgment, positive evidence exists with a magnitude and duration sufficient to result in a conclusion that it is more likely than not that our deferred tax assets will be realized.

At both December 31, 2021 and 2020, we had approximately $1.2 billion of U.S. federal, state and local net deferred tax assets, net of valuation allowances totaling $26 million in 2021, primarily for state tax loss carryforwards with limited lives, and $368 million in 2020, primarily for foreign tax credits with limited lives. The increase in our U.S. net deferred tax assets as a result of the reduction in valuation allowances during 2021 was largely offset by the establishment of deferred tax liabilities related to the Cooper Tire acquisition. In the U.S., we have a cumulative loss for the three-year period ending December 31, 2021. However, as the three-year cumulative loss in the U.S. is driven by business disruptions created by the COVID-19 pandemic, primarily in 2020, and only include the favorable impact of the Cooper Tire acquisition since the Closing Date, we also considered other objectively verifiable information in assessing our ability to utilize our net deferred tax assets, including recent favorable recovery trends in the tire industry and our tire volume as well as expected continued improvement. In addition, the Cooper Tire acquisition has generated significant incremental domestic earnings since the Closing Date and provides opportunities for cost and other operating synergies to further improve our U.S. profitability.

At December 31, 2021, our U.S. net deferred tax assets include approximately $339 million of foreign tax credits with limited lives, net of valuation allowances of $3 million. At December 31, 2020, our U.S. net deferred tax assets include $133 million of foreign tax credits with limited lives, net of valuation allowances of $328 million. Our earnings and forecasts of future profitability, taking into consideration recent trends, along with three significant sources of foreign income provide us sufficient positive evidence that we will be able to utilize our foreign tax credits that expire through 2030. Our sources of foreign income are (1) 100% of our domestic profitability can be re-characterized as foreign source income under current U.S. tax law to the extent domestic losses have offset foreign source income in prior years, (2) annual net foreign source income, exclusive of dividends, primarily from royalties, and (3) tax planning strategies, including capitalizing research and development costs, accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, and reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, all of which would increase our domestic profitability.

During the fourth quarter of 2021, we completed an intercompany sale of certain intellectual property. As a result of this transaction, U.S. taxable income for 2021 includes approximately $1.5 billion of accelerated income. External specialists assisted management with this transaction. The federal tax charge of $315 million related to this accelerated income was fully offset by the utilization of existing deferred tax assets, including $205 million related to tax loss carryforwards, which were primarily generated in 2020 as a result of a significant tax loss in the U.S. driven by the macroeconomic impacts of the COVID-19 pandemic, and $110 million of foreign tax credits.

Tax loss carryforwards must be utilized prior to foreign tax credits and other tax assets for tax purposes. Considering the magnitude of tax loss carryforwards that were utilized by this transaction, together with our earnings and other sources of income described above, we concluded that it is more likely than not that we will be able to utilize, prior to their expiration, certain U.S. tax assets. Accordingly, during the fourth quarter of 2021, we reduced U.S. valuation allowances by $325 million related to foreign tax credits and $15 million related to state tax loss carryforwards.

We consider our current forecasts of future profitability in assessing our ability to realize our deferred tax assets, including our foreign tax credits. As noted above, these forecasts include the impact of recent trends, including various macroeconomic factors such as the impact of the COVID-19 pandemic, on our profitability, as well as the impact of tax planning strategies. Macroeconomic factors, including the impact of the COVID-19 pandemic, possess a high degree of volatility and can significantly impact our profitability. As such, there is a risk that future earnings will not be sufficient to fully utilize our U.S. net deferred tax assets, including our foreign tax credits. However, we believe our forecasts of future profitability along with the three significant sources of foreign income described above provide us sufficient positive, objectively verifiable evidence to conclude that it is more likely than not that, at December 31, 2021, our U.S. net deferred tax assets, including our foreign tax credits, net of valuation allowances, will be fully utilized.

At both December 31, 2021 and 2020, we also had approximately $1.3 billion of foreign net deferred tax assets, and valuation allowances of $1.0 billion and $1.1 billion, respectively. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of approximately $885 million on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances having a significant impact on our financial position or results of operations will exist within the next twelve months.

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

For additional information regarding uncertain income tax positions, tax planning and valuation allowances, refer to Note to the Consolidated Financial Statements No. 7, Income Taxes.

Pensions and Other Postretirement Benefits. We have recorded liabilities for pension and other postretirement benefits of $270 million and $406 million, respectively, at December 31, 2021. Our recorded liabilities and net periodic costs for pensions and other postretirement benefits are based on a number of assumptions, including:

•
life expectancies,
•
retirement rates,
•
discount rates,
•
long term rates of return on plan assets,
•
inflation rates,
•
future compensation levels,
•
future health care costs, and
•
maximum company-covered benefit costs.

Certain of these assumptions are determined with the assistance of independent actuaries. Assumptions about life expectancies, retirement rates, future compensation levels and future health care costs are based on past experience and anticipated future trends. The discount rate for our U.S. plans is based on a yield curve derived from a portfolio of corporate bonds from issuers rated AA or higher by established rating agencies as of December 31 and is reviewed annually. Our expected benefit payment cash flows are discounted based on spot rates developed from the yield curve. The mortality assumption for our U.S. plans is based on actual historical experience or published actuarial tables, an assumed long term rate of future improvement based on published actuarial tables, and current government regulations related to lump sum payment factors. The long term rate of return on U.S. plan assets is based on estimates of future long term rates of return similar to the target allocation of substantially all fixed income securities. Actual U.S. pension fund asset allocations are reviewed on a monthly basis and the pension fund is rebalanced to target ranges on an as-needed basis. These assumptions are reviewed regularly and revised when appropriate. Changes in one or more of them may affect the amount of our recorded liabilities and net periodic costs for these benefits. Other assumptions involving demographic factors such as retirement age and turnover are evaluated periodically and are updated to reflect our experience and expectations for the future. If actual experience differs from expectations, our financial position, results of operations and liquidity in future periods may be affected.

The weighted average discount rate used in estimating the total liability for our U.S. pension and other postretirement benefit plans was 2.82% and 2.87%, respectively, at December 31, 2021, compared to 2.42% and 2.34%, respectively, at December 31, 2020. The increase in the discount rate at December 31, 2021 was due primarily to higher yields on highly rated corporate bonds. Interest cost included in our U.S. net periodic pension cost was $94 million in 2021, compared to $126 million in 2020 and $173 million in 2019. Interest cost included in our worldwide net periodic other postretirement benefits cost was $9 million in 2021, compared to $8 million in 2020 and $11 million in 2019.

The following table presents the sensitivity of our U.S. projected pension benefit obligation and accumulated other postretirement benefits obligation to the indicated increase/decrease in the discount rate:

		+ / − Change at December 31, 2021
(Dollars in millions)	Change	PBO/ABO	Annual Expense
Assumption:
Pensions	+/- 0.5%	$309	$4
Other Postretirement Benefits	+/- 0.5%	15	1

Changes in general interest rates and corporate (AA or better) credit spreads impact our discount rate and thereby our U.S. pension benefit obligation. Our U.S. pension plans are invested in a portfolio of substantially all fixed income securities designed to offset the impact of future discount rate movements on liabilities for these plans. If corporate (AA or better) interest rates increase or decrease in parallel (i.e., across all maturities), the investment portfolio described above is designed to mitigate a substantial portion of the expected change in our U.S. pension benefit obligation. For example, if corporate (AA or better) interest rates increased or decreased by 0.5%, the investment portfolio described above would be expected to mitigate approximately 85% of the expected change in our U.S. pension benefit obligation.

At December 31, 2021, our net actuarial loss included in Accumulated Other Comprehensive Loss ("AOCL") related to global pension plans was $2,625 million, $2,160 million of which related to our U.S. pension plans. The net actuarial loss included in AOCL related to our U.S. pension plans is primarily due to declines in U.S. discount rates and plan asset losses that occurred prior to 2015, plus the impact of prior increases in estimated life expectancies. For purposes of determining our 2021 U.S. pension total benefits cost, we recognized $148 million of the net actuarial losses in 2021. We will recognize approximately $105 million of net actuarial losses in 2022 U.S. net periodic pension cost. If our future experience is consistent with our assumptions as of December 31, 2021, actuarial loss recognition over the next few years will remain at an amount near that to be recognized in 2022 before it begins to gradually decline. In addition, if annual lump sum payments from a pension plan exceed annual service and interest cost for that plan, accelerated recognition of net actuarial losses will be required through a settlement in total benefits cost.

The actual rate of return on our U.S. pension fund was 1.80%, 13.20% and 15.90% in 2021, 2020 and 2019, respectively, as compared to the expected rate of 3.74%, 4.22% and 5.25% in 2021, 2020 and 2019, respectively. We use the fair value of our pension assets in the calculation of pension expense for all of our U.S. pension plans.

The weighted average amortization period for our U.S. pension plans is approximately 16 years.

Service cost of pension plans was recorded in CGS, as part of the cost of inventory sold during the period, or SAG in our Consolidated Statements of Operations, based on the specific roles (i.e., manufacturing vs. non-manufacturing) of employee groups covered by each of our pension plans. In 2021, 2020 and 2019, the amount of service cost included in CGS and SAG is approximately equal. Non-service related net periodic pension costs were recorded in Other (Income) Expense.

Globally, we expect our 2022 net periodic pension cost to be $70 million to $80 million, including approximately $40 million of service cost, compared to $77 million in 2021, which included $39 million of service cost.

Though we experienced an increase in our U.S. discount rate at the end of 2021, a large portion of the $7 million net actuarial loss included in AOCL for our worldwide other postretirement benefit plans as of December 31, 2021 is a result of the overall decline in U.S. discount rates over time. For purposes of determining 2021 worldwide net periodic other postretirement benefits cost, we recognized $3 million of net actuarial losses in 2021. We will recognize approximately $2 million of net actuarial losses in 2022. If our future experience is consistent with our assumptions as of December 31, 2021, actuarial loss recognition over the next few years will remain at an amount near that to be recognized in 2022.

For further information on pensions and other postretirement benefits, refer to Note to the Consolidated Financial Statements No. 18, Pension, Other Postretirement Benefits and Savings Plans.

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
•
our future results of operations, financial condition and liquidity may be adversely impacted by the COVID-19 pandemic, and that impact may be material;
•
raw material cost increases may materially adversely affect our operating results and financial condition;
•
we are experiencing inflationary cost pressures, including with respect to wages, benefits, transportation and energy costs, that may materially adversely affect our operating results and financial condition;
•
delays or disruptions in our supply chain or in the provision of services, including utilities, to us could result in increased costs or disruptions in our operations;
•
changes to tariffs, trade agreements or trade restrictions may materially adversely affect our operating results;
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
•
environmental issues, including climate change, or legal, regulatory or market measures to address environmental issues, may negatively affect our business and operations and cause us to incur significant costs;
•
we are subject to extensive government regulations that may materially adversely affect our operating results;
•
we may be adversely affected by any disruption in, or failure of, our information technology systems due to computer viruses, unauthorized access, cyber-attack, natural disasters or other similar disruptions;
•
we may not be able to protect our intellectual property rights adequately;
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

Interest Rate Risk

We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At December 31, 2021, 15% of our debt was at variable interest rates averaging 4.01% compared to 24% at an average rate of 2.79% at December 31, 2020.

The following table presents information about long term fixed rate debt, excluding finance leases, at December 31:

(In millions)	2021	2020
Carrying amount — liability	$5,781	$4,094
Fair value — liability	6,149	4,283
Pro forma fair value — liability	6,409	4,353

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
The following table presents foreign currency derivative information at December 31:

(In millions)	2021	2020
Fair value — asset (liability)	$5	$(33)
Pro forma decrease in fair value	(98)	(167)
Contract maturities	1/22-12/22	1/21-12/21

The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at December 31 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

Fair values are recognized on the Consolidated Balance Sheets at December 31 as follows:

(In millions)	2021	2020
Current asset (liability):
Accounts receivable	$10	$1
Other current liabilities	(5)	(34)

For further information on foreign currency contracts, refer to Note to the Consolidated Financial Statements No. 16, Financing Arrangements and Derivative Financial Instruments.

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our management of counterparty risk.

ITEM 8. FINANCIAL STATEMENTS.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management's Report on Internal Control over Financial Reporting	54
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	55
Consolidated Financial Statements of The Goodyear Tire & Rubber Company:
Consolidated Statements of Operations for each of the three years ended December 31, 2021, 2020 and 2019	58
Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended December 31, 2021, 2020 and 2019	59
Consolidated Balance Sheets at December 31, 2021 and December 31, 2020	60
Consolidated Statements of Shareholders’ Equity for each of the three years ended December 31, 2021, 2020 and 2019	61
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2021, 2020 and 2019	64
Notes to Consolidated Financial Statements	65
Financial Statement Schedule:

The following consolidated financial statement schedule of The Goodyear Tire & Rubber Company is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of The Goodyear Tire & Rubber Company:

Schedule II – Valuation and Qualifying Accounts for each of the three years ended December 31, 2021, 2020 and 2019	FS-2

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

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2021 using the framework specified in Internal Control — Integrated Framework (2013), published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

As permitted by Securities and Exchange Commission guidance, management excluded the internal controls of Cooper Tire, which was acquired on June 7, 2021, from the scope of its assessment of internal control over financial reporting as of December 31, 2021, relating to approximately 14% of consolidated total assets and 12% of consolidated net sales as of and for the year ended December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Goodyear Tire & Rubber Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedule, of The Goodyear Tire & Rubber Company and its subsidiaries (the “Company”) as listed in the index appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Cooper Tire & Rubber Company from its assessment of internal control over financial reporting as of December 31, 2021 because it was acquired by the Company in a purchase business combination during 2021. We have also excluded Cooper Tire & Rubber Company from our audit of internal control over financial reporting. Cooper Tire & Rubber Company is a wholly-owned subsidiary whose total assets and total net sales excluded from management’s assessment and our audit of internal control over financial reporting represent 14% and 12%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

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

Valuation of Acquired Intangible Assets – Customer Relationships and Indefinite-Lived Trade Names from the Cooper Tire Acquisition

As described in Note 2 to the consolidated financial statements, the Company completed the acquisition of Cooper Tire on June 7, 2021 for consideration of approximately $3.1 billion. The merger was accounted for using the acquisition method of accounting. Based on the preliminary purchase price allocation, management recorded intangible assets, including $350 million of customer relationships and $560 million of indefinite-lived trade names. The estimated fair values of identifiable intangible assets acquired were prepared using an income valuation approach, which requires a forecast of expected future cash flows either through the use of the relief-from-royalty method or the multi-period excess earnings method. Management estimated the fair value of acquired customer relationships and acquired indefinite-lived trade names using the multi-period excess earnings method and relief from royalty method, respectively. Assumptions used in the determination of the fair value of the customer relationships include revenue growth rates, operating margins, contributory asset charges, customer attrition rates and discount rate. Assumptions used in the determination of the fair value of the trade names include revenue growth rates, including a terminal growth rate, royalty rate and discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of acquired intangible assets – customer relationships and indefinite-lived trade names from the Cooper Tire acquisition is a critical audit matter are (i) the significant judgment by management when determining the fair value of the these intangible assets; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to operating margins, customer attrition rates and discount rate used in the valuation of the customer relationships, and the terminal growth rate, royalty rate and discount rate used in the valuation of the indefinite-lived trade names; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls over management’s valuation of the acquired customer relationships and indefinite-lived trade names and controls over the development of assumptions related to operating margins, customer attrition rates and discount rate used in the valuation of the customer relationships, and the terminal growth rate, royalty rate and discount rate used in the valuation of the indefinite-lived trade names. These procedures also included, among others (i) reading the merger agreement and (ii) testing management’s process for determining the fair value of the customer relationships and indefinite-lived trade names. Testing management’s process included evaluating the appropriateness of the valuation methods, testing the completeness and accuracy of the underlying data used by management, and evaluating the reasonableness of management’s significant assumptions related to the operating margins, customer attrition rates and discount rate used in the valuation of the customer relationships, and terminal growth rate, royalty rate and discount rate used in the valuation of the indefinite-lived trade names. Evaluating the reasonableness of operating margins, customer attrition rates and terminal growth rate involved considering the past performance of Cooper Tire, as well as economic and industry data. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s valuation methods and royalty rate and discount rate assumptions.

Utilization of Deferred Tax Assets – Sale of Certain Intellectual Property

As described in Note 7 to the consolidated financial statements, during the fourth quarter of 2021, the Company completed an intercompany sale of certain intellectual property. As a result of this transaction, U.S. taxable income for 2021 included approximately $1.5 billion of accelerated income, which resulted in the utilization of deferred tax assets consisting of $205 million in tax loss carryforwards and $110 million of foreign tax credits. Management performs scheduling exercises to determine if sufficient taxable income of the appropriate character exists in the periods required in order to realize deferred tax assets with limited lives (such as tax loss carryforwards and tax credits) prior to their expiration and considers prudent tax planning strategies (including an assessment of their feasibility) to accelerate taxable income if required to utilize expiring deferred tax assets.

The principal considerations for our determination that performing procedures relating to the utilization of deferred tax assets – sale of certain intellectual property is a critical audit matter are (i) the significant judgment by management in evaluating the tax consequences of the transaction, including determining the appropriate application of tax law to the transaction and a high degree of estimation uncertainty relative to the complexity of tax law; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the appropriateness of the application of tax law related to evaluating the tax implications of the transaction; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the utilization of deferred tax assets. These procedures also included, among others (i) reading of intercompany agreements relevant to the transaction and (ii) evaluating management’s assessment of the technical merits of the transaction, including evaluation of external tax opinions and application of relevant tax law. Professionals with specialized skill and knowledge were used to assist in evaluating management’s assessment of the technical merits of the transaction and application of relevant tax law.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

February 14, 2022

We have served as the Company’s auditor since 1898.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions, except per share amounts)	2021	2020	2019
Net Sales (Note 3)	$17,478	$12,321	$14,745
Cost of Goods Sold	13,692	10,337	11,602
Selling, Administrative and General Expense	2,699	2,192	2,323
Goodwill and Other Asset Impairments (Notes 12 and 13)	—	330	—
Rationalizations (Note 4)	93	159	205
Interest Expense (Note 5)	387	324	340
Other (Income) Expense (Note 6)	94	119	98
Income (Loss) before Income Taxes	513	(1,140)	177
United States and Foreign Tax Expense (Benefit) (Note 7)	(267)	110	474
Net Income (Loss)	780	(1,250)	(297)
Less: Minority Shareholders’ Net Income	16	4	14
Goodyear Net Income (Loss)	$764	$(1,254)	$(311)
Goodyear Net Income (Loss) — Per Share of Common Stock
Basic	$2.92	$(5.35)	$(1.33)
Weighted Average Shares Outstanding (Note 8)	261	234	233
Diluted	$2.89	$(5.35)	$(1.33)
Weighted Average Shares Outstanding (Note 8)	264	234	233

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In millions)	2021	2020	2019
Net Income (Loss)	$780	$(1,250)	$(297)
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of ($4) in 2021 ($4 in 2020, $4 in 2019)	(139)	(134)	5
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $34 in 2021 ($35 in 2020, $33 in 2019)	105	109	104
Decrease/(increase) in net actuarial losses, net of tax of $48 in 2021 (($10) in 2020, ($42) in 2019)	153	(3)	(169)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures, net of tax of $10 in 2021 ($7 in 2020, $2 in 2019)	33	22	4
Prior service credit (cost) from plan amendments, net of tax of $0 in 2021 (($1) in 2020, $1 in 2019)	1	(2)	1
Deferred derivative gains (losses), net of tax of $0 in 2021 ($0 in 2020, $0 in 2019)	1	15	10
Reclassification adjustment for amounts recognized in income, net of tax of $0 in 2021 ($0 in 2020, $0 in 2019)	(2)	(13)	(14)
Other Comprehensive Income (Loss)	152	(6)	(59)
Comprehensive Income (Loss)	932	(1,256)	(356)
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	(4)	(3)	15
Goodyear Comprehensive Income (Loss)	$936	$(1,253)	$(371)

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except share data)	2021	2020
Assets:
Current Assets:
Cash and Cash Equivalents (Note 1)	$1,088	$1,539
Accounts Receivable (Note 10)	2,387	1,691
Inventories (Note 11)	3,594	2,153
Prepaid Expenses and Other Current Assets	262	237
Total Current Assets	7,331	5,620
Goodwill (Note 12)	1,004	408
Intangible Assets (Note 12)	1,039	135
Deferred Income Taxes (Note 7)	1,596	1,467
Other Assets (Note 13)	1,106	952
Operating Lease Right-of-Use Assets (Note 15)	981	851
Property, Plant and Equipment (Note 14)	8,345	7,073
Total Assets	$21,402	$16,506
Liabilities:
Current Liabilities:
Accounts Payable — Trade	$4,148	$2,945
Compensation and Benefits (Notes 18 and 19)	689	540
Other Current Liabilities	822	865
Notes Payable and Overdrafts (Note 16)	406	406
Operating Lease Liabilities due Within One Year (Note 15)	204	198
Long Term Debt and Finance Leases due Within One Year (Notes 15 and 16)	343	152
Total Current Liabilities	6,612	5,106
Operating Lease Liabilities (Note 15)	819	684
Long Term Debt and Finance Leases (Notes 15 and 16)	6,648	5,432
Compensation and Benefits (Notes 18 and 19)	1,445	1,470
Deferred Income Taxes (Note 7)	135	84
Other Long Term Liabilities	559	471
Total Liabilities	16,218	13,247
Commitments and Contingent Liabilities (Note 20)
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 282 million (233 million in 2020)	282	233
Capital Surplus	3,107	2,171
Retained Earnings	5,573	4,809
Accumulated Other Comprehensive Loss (Note 22)	(3,963)	(4,135)
Goodyear Shareholders’ Equity	4,999	3,078
Minority Shareholders’ Equity — Nonredeemable	185	181
Total Shareholders’ Equity	5,184	3,259
Total Liabilities and Shareholders’ Equity	$21,402	$16,506

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(Dollars in millions, except per share amounts)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2018
(after deducting 46,292,384 common treasury shares)	232,171,043	$232	$2,111	$6,597	$(4,076)	$4,864	$206	$5,070
Net income (loss)				(311)		(311)	14	(297)
Other comprehensive income (loss)					(60)	(60)	1	(59)
Total comprehensive income (loss)						(371)	15	(356)
Adoption of new accounting standard				(23)		(23)		(23)
Stock-based compensation plans			29			29		29
Dividends declared				(150)		(150)	(5)	(155)
Common stock issued from treasury	479,275	1				1		1
Purchase of minority shares			1			1	(22)	(21)
Balance at December 31, 2019
(after deducting 45,813,109 common treasury shares)	232,650,318	$233	$2,141	$6,113	$(4,136)	$4,351	$194	$4,545

We declared and paid cash dividends of $0.64 per common share for the year ended December 31, 2019.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(Dollars in millions, except per share amounts)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2019
(after deducting 45,813,109 common treasury shares)	232,650,318	$233	$2,141	$6,113	$(4,136)	$4,351	$194	$4,545
Net income (loss)				(1,254)		(1,254)	4	(1,250)
Other comprehensive income (loss)					1	1	(7)	(6)
Total comprehensive income (loss)						(1,253)	(3)	(1,256)
Adoption of new accounting standard				(12)		(12)		(12)
Stock-based compensation plans			32			32		32
Dividends declared				(38)		(38)	(10)	(48)
Common stock issued from treasury	569,780		(2)			(2)		(2)
Balance at December 31, 2020
(after deducting 45,243,329 common treasury shares)	233,220,098	$233	$2,171	$4,809	$(4,135)	$3,078	$181	$3,259

We declared and paid cash dividends of $0.16 per common share for the year ended December 31, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(Dollars in millions, except per share amounts)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2020
(after deducting 45,243,329 common treasury shares)	233,220,098	$233	$2,171	$4,809	$(4,135)	$3,078	$181	$3,259
Net income (loss)				764		764	16	780
Other comprehensive income (loss)					172	172	(20)	152
Total comprehensive income (loss)						936	(4)	932
Common stock issued	45,824,480	46	892			938		938
Stock-based compensation plans			26			26		26
Dividends declared							(13)	(13)
Common stock issued from treasury	2,748,645	3	18			21		21
Acquisition of Cooper Tire's minority interests							21	21
Balance at December 31, 2021
(after deducting 42,494,684 common treasury shares)	281,793,223	$282	$3,107	$5,573	$(3,963)	$4,999	$185	$5,184

There were no dividends declared or paid for the year ended December 31, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2021	2020	2019
Cash Flows from Operating Activities:
Net Income (Loss)	$780	$(1,250)	$(297)
Adjustments to Reconcile Net Income (Loss) to Cash Flows from Operating Activities:
Depreciation and Amortization	883	859	795
Amortization and Write-Off of Debt Issuance Costs	14	11	15
Amortization of Inventory Fair Value Adjustment Related to the Cooper Tire Acquisition (Note 2)	110	—	—
Transaction and Other Costs Related to the Cooper Tire Acquisition (Note 2)	56	—	—
Cash Payments for Transaction and Other Costs Related to the Cooper Tire Acquisition	(42)	—	—
Goodwill and Other Asset Impairments (Notes 12 and 13)	—	330	—
Provision for Deferred Income Taxes	(471)	23	323
Net Pension Curtailments and Settlements (Note 18)	43	18	6
Net Rationalization Charges (Note 4)	93	159	205
Rationalization Payments	(197)	(186)	(59)
Net (Gains) Losses on Asset Sales (Note 6)	(20)	2	(16)
Operating Lease Expense (Note 15)	295	286	292
Operating Lease Payments (Note 15)	(278)	(268)	(267)
Pension Contributions and Direct Payments	(91)	(56)	(79)
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(300)	132	71
Inventories	(982)	713	6
Accounts Payable — Trade	923	26	5
Compensation and Benefits	64	95	184
Other Current Liabilities	(11)	26	(50)
Other Assets and Liabilities	193	195	73
Total Cash Flows from Operating Activities	1,062	1,115	1,207
Cash Flows from Investing Activities:
Acquisition of Cooper Tire, net of cash and restricted cash acquired (Note 2)	(1,856)	—	—
Capital Expenditures	(981)	(647)	(770)
Asset Dispositions	14	—	12
Short Term Securities Acquired	(118)	(96)	(113)
Short Term Securities Redeemed	125	96	106
Notes Receivable	16	(13)	(7)
Other Transactions	7	(7)	(28)
Total Cash Flows from Investing Activities	(2,793)	(667)	(800)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	1,095	1,651	1,880
Short Term Debt and Overdrafts Paid	(1,047)	(1,593)	(1,933)
Long Term Debt Incurred	9,862	6,251	5,942
Long Term Debt Paid	(8,504)	(6,059)	(6,008)
Common Stock Issued	9	—	1
Common Stock Dividends Paid (Note 21)	—	(37)	(148)
Transactions with Minority Interests in Subsidiaries	(13)	(10)	(26)
Debt Related Costs and Other Transactions	(93)	—	(15)
Total Cash Flows from Financing Activities	1,309	203	(307)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(38)	(1)	1
Net Change in Cash, Cash Equivalents and Restricted Cash	(460)	650	101
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	1,624	974	873
Cash, Cash Equivalents and Restricted Cash at End of the Period	$1,164	$1,624	$974

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Accounting Policies

A summary of the significant accounting policies used in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

On June 7, 2021 (the “Closing Date”), we completed the acquisition of Cooper Tire & Rubber Company (“Cooper Tire”), pursuant to the terms of the Agreement and Plan of Merger, dated as of February 22, 2021 (the “Merger Agreement”), by and among Goodyear, Vulcan Merger Sub Inc., a direct, wholly owned subsidiary of Goodyear (“Merger Sub”), and Cooper Tire. On the Closing Date, Merger Sub merged with and into Cooper Tire, with Cooper Tire surviving the merger and becoming a wholly owned subsidiary of Goodyear (the “Merger”). As a result of the Merger, Cooper Tire, along with its subsidiaries, became subsidiaries of Goodyear. For further information about the Merger, refer to Note to the Consolidated Financial Statements No. 2, Cooper Tire Acquisition.

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

Recently Issued Accounting Standards

In November 2021, the Financial Accounting Standards Board issued an accounting standards update on the disclosure of certain types of government assistance. Specifically, on an annual basis, entities will be required to make certain disclosures for transactions with a government that are accounted for by analogizing to a grant model. The standards update is effective either prospectively or retrospectively for annual periods beginning after December 15, 2021, with early adoption permitted. We are currently assessing the impact of this standards update on our consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the consolidated financial statements. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to:

•
acquisitions,
•
general and product liabilities and other litigation,
•
workers’ compensation,
•
goodwill, intangibles and other long-lived assets,

•
deferred tax asset valuation allowances and uncertain income tax positions,
•
pension and other postretirement benefits, and
•
various other operating allowances and accruals, based on currently available information.

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

Appropriate provisions are made for uncollectible accounts based on historical loss experience, portfolio duration, economic conditions and credit risk, considering both expected future losses as well as current incurred losses. The adequacy of the allowances are assessed quarterly. Effective January 1, 2020, we adopted, using the modified retrospective adoption approach, an accounting standards update with new guidance related to the accounting for credit losses on financial instruments. Our adoption of this standards update resulted in adjustments in 2020 that decreased Retained Earnings by $12 million, with Accounts Receivable decreasing by $15 million and Deferred Income Taxes increasing by $3 million.

Research and Development Costs

Research and development costs include, among other things, materials, equipment, compensation and contract services. These costs are expensed as incurred and included as a component of CGS. Research and development expenditures were $496 million, $390 million and $430 million in 2021, 2020 and 2019, respectively.

Warranty

Warranties are provided on the sale of certain of our products and services and an accrual for estimated future claims is recorded at the time revenue is recognized. Tire replacement under most of the warranties we offer is on a prorated basis. Warranty reserves are based on past claims experience, sales history and other considerations. Refer to Note to the Consolidated Financial Statements No. 20, Commitments and Contingent Liabilities.

Environmental Cleanup Matters

We expense environmental costs related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. We determine our liability on a site by site basis and record a liability at the time when it is probable and can be reasonably estimated. Our estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective share of the relevant costs. Our estimated liability is not discounted or reduced for possible recoveries from insurance carriers. Refer to Note to the Consolidated Financial Statements No. 20, Commitments and Contingent Liabilities.

Legal Costs

We record a liability for estimated legal and defense costs related to pending general and product liability claims, environmental matters and workers’ compensation claims. Refer to Note to the Consolidated Financial Statements No. 20, Commitments and Contingent Liabilities.

Advertising Costs

Costs incurred for producing and communicating advertising are generally expensed when incurred as a component of selling, administrative and general expense ("SAG"). Costs incurred under our cooperative advertising programs with dealers and franchisees are generally recorded as reductions of sales as related revenues are recognized. Advertising costs, including costs for our cooperative advertising programs with dealers and franchisees, were $382 million, $304 million and $353 million in 2021, 2020 and 2019, respectively.

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

Income Taxes

Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between carrying values of assets and liabilities for financial reporting purposes and such carrying values as measured under applicable tax laws. The effect on deferred tax assets or liabilities of a change in the tax law or tax rate is recognized in the period the change is enacted. Valuation allowances are recorded to reduce net deferred tax assets to the amount that is more likely than not to be realized. The calculation of our tax liabilities also involves considering uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain income tax positions based on our estimate of whether it is more likely than not that additional taxes will be required and we report related interest and penalties as income taxes. To the extent that we incur expense under the global intangible low-taxed income provisions, we will treat it as a component of income tax expense in the period incurred. Our policy is to utilize an item-by-item approach to release stranded income tax effects from Accumulated Other Comprehensive Loss ("AOCL"). Refer to Note to the Consolidated Financial Statements No. 7, Income Taxes.

Cash and Cash Equivalents / Consolidated Statements of Cash Flows

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. Substantially all of our cash and short-term investment securities are held with investment grade rated counterparties. At December 31, 2021, our cash investments with any single counterparty did not exceed approximately $310 million.

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

Customer prepayments for products and government grants received that predominately relate to operations are reported as operating activities. Government grants received that are predominately related to capital expenditures are reported as investing activities. The Consolidated Statements of Cash Flows are presented net of finance leases of $39 million, $3 million and $36 million originating in the years ended December 31, 2021, 2020 and 2019, respectively, and accrued capital expenditures financed with extended terms of $15 million in 2020 which were paid in 2021. Cash flows from investing activities in 2021 exclude $257 million of accrued capital expenditures remaining unpaid at December 31, 2021, and include payment for $224 million of capital expenditures that were accrued and unpaid at December 31, 2020. Cash flows from investing activities in 2020 exclude $224 million of accrued capital expenditures remaining unpaid at December 31, 2020, and include payment for $243 million of capital expenditures that were accrued and unpaid at December 31, 2019. Cash flows from investing activities in 2019 exclude $243 million of accrued capital expenditures remaining unpaid at December 31, 2019, and include payment for $266 million of capital expenditures that were accrued and unpaid at December 31, 2018.

Restricted Cash

The following table provides a reconciliation of Cash, Cash Equivalents and Restricted Cash as reported within the Consolidated Statements of Cash Flows:

	December 31,
(In millions)	2021	2020	2019
Cash and Cash Equivalents	$1,088	$1,539	$908
Restricted Cash(1)	76	85	66
Total Cash, Cash Equivalents and Restricted Cash	$1,164	$1,624	$974

(1)
Includes remaining Cooper Tire restricted cash acquired of $25 million at December 31, 2021.

Restricted Cash primarily represents amounts required to be set aside in relation to (i) accounts receivable factoring programs and (ii) change-in-control provisions of certain Cooper Tire compensation plans. The restrictions lapse when cash from factored accounts receivable is remitted to the purchaser of those receivables or as the compensation payments are made, respectively. At December 31, 2021, $62 million and $14 million were recorded in Prepaid Expenses and Other Current Assets and Other Assets in the Consolidated Balance Sheets, respectively. At December 31, 2020, $85 million was recorded in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets.

Restricted Net Assets

In certain countries where we operate, transfers of funds into or out of such countries by way of dividends, loans or advances are generally or periodically subject to various governmental regulations. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make cash distributions. At December 31, 2021, approximately $1,006 million of net assets were subject to such regulations or limitations.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or the average cost method. Costs include direct material, direct labor and applicable manufacturing and engineering overhead. We allocate fixed manufacturing overheads based on normal production capacity and recognize abnormal manufacturing costs as period costs. We determine a provision for excess and obsolete inventory based on management’s review of inventories on hand compared to estimated future usage and sales. Refer to Note to the Consolidated Financial Statements No. 11, Inventories.

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

In addition to annual testing, impairment testing is conducted when events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount. Goodwill and intangible assets with indefinite useful lives would be written down to fair value if considered impaired. Intangible assets with finite useful lives are amortized to their estimated residual values over such finite lives, and reviewed for impairment whenever events or circumstances warrant such a review. Refer to Note to the Consolidated Financial Statements No. 12, Goodwill and Intangible Assets.

Investments

Investments in marketable securities are stated at fair value. Fair value is determined using quoted market prices at the end of the reporting period and, when appropriate, exchange rates at that date. Unrealized gains and losses on marketable equity securities are recorded in earnings. Unrealized gains and losses on marketable debt securities classified as available-for-sale are recorded in AOCL, net of tax. Our investments in TireHub, LLC (“TireHub”), a distribution joint venture in the U.S., and ACTR Company Limited, a tire manufacturing joint venture in Vietnam, are accounted for under the equity method.

We regularly review our investments to determine whether a decline in fair value below their recorded amount is other than temporary. If the decline in fair value is judged to be other than temporary, the investment is written down to fair value and the amount of the write-down is included in the Consolidated Statements of Operations. Refer to Notes to the Consolidated Financial Statements No. 13, Other Assets and Investments, No. 17, Fair Value Measurements, and No. 22, Reclassifications out of Accumulated Other Comprehensive Loss.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method. Additions and improvements that substantially extend the useful life of property, plant and equipment, and interest costs incurred during the construction period of major projects are capitalized. Government grants to us that are predominately related to capital expenditures are recorded as reductions of the cost of the associated assets. Repair and maintenance costs are expensed as incurred. Property, plant and equipment are depreciated to their estimated residual values over their estimated useful lives, and reviewed for impairment whenever events or circumstances warrant such a review. Depreciation expense for property, plant and equipment was $862 million, $857 million and $793 million in 2021, 2020 and 2019, respectively. Refer to Notes to the Consolidated Financial Statements No. 5, Interest Expense, and No. 14, Property, Plant and Equipment.

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Generally, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments, unless there is a rate stated in the lease agreement. Operating lease expense is recognized on a straight-line basis over the lease term. Refer to Note to the Consolidated Financial Statements No. 15, Leases.

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

Termination of Contracts — Gains and losses (including deferred gains and losses in AOCL) are recognized in Other (Income) Expense when contracts are terminated concurrently with the termination of the hedged position. To the extent that such position remains outstanding, gains and losses are amortized to Interest Expense or to Other (Income) Expense over the remaining life of that position. Gains and losses on contracts that we temporarily continue to hold after the early termination of a hedged position, or that otherwise no longer qualify for hedge accounting, are recognized in Other (Income) Expense. Refer to Note to the Consolidated Financial Statements No. 16, Financing Arrangements and Derivative Financial Instruments.

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

Refer to Note to the Consolidated Financial Statements No. 19, Stock Compensation Plans.

Earnings Per Share of Common Stock

Basic earnings per share are computed based on the weighted average number of common shares outstanding. As part of the Cooper Tire acquisition in June 2021, Goodyear issued approximately 46 million shares of common stock. This issuance is included in our weighted average shares outstanding balance, prorated for 2021 since the Closing Date. Diluted earnings per share primarily reflects the dilutive impact of outstanding stock options and other stock based awards. All earnings per share amounts in these notes to the consolidated financial statements are diluted, unless otherwise noted. Refer to Note to the Consolidated Financial Statements No. 8, Earnings Per Share.

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

Derivative Financial Instruments

Exchange-traded derivative financial instruments that are valued using quoted prices would be classified within Level 1 of the valuation hierarchy. Derivative financial instruments valued using internally-developed models that use as their basis readily observable market parameters are classified within Level 2 of the valuation hierarchy. Derivative financial instruments that are valued based upon models with significant unobservable market parameters, and that are normally traded less actively, would be classified within Level 3 of the valuation hierarchy. Refer to Notes to the Consolidated Financial Statements No. 16, Financing Arrangements and Derivative Financial Instruments, and No. 17, Fair Value Measurements.

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

We used the net proceeds from the issuance of new senior notes with an aggregate principal amount of $1.45 billion, together with cash on hand and borrowings under our first lien revolving credit facility, to finance the acquisition of Cooper Tire and related transaction costs. For further information regarding the new senior notes and the first lien revolving credit facility, refer to Note to the Consolidated Financial Statements No. 16, Financing Arrangements and Derivative Financial Instruments.

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
(3)
The stock component of the Merger Consideration is computed based on a fixed exchange ratio of 0.907 shares of Goodyear common stock per Cooper Tire Share being exchanged. Shares issued of 46,060,349 are comprised of 45,824,480 newly issued shares and 235,869 shares issued from treasury.

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

Under the acquisition method of accounting, the Merger Consideration is allocated, as of the Closing Date, to the identifiable assets acquired and liabilities assumed of Cooper Tire, which are recognized and measured at fair value based on management’s estimates, available information, and supportable assumptions that management considers reasonable. Certain of these fair value estimates, including those related to Property, Plant and Equipment, certain liabilities and Goodwill, are preliminary and dependent upon management completing further analyses and studies. Given the complex nature of the related valuations and analyses to be completed and the timing of the acquisition, the preliminary purchase price allocation is subject to change. The final valuation of assets acquired and liabilities assumed may be materially different from the estimated values shown below.

Since the initial measurement of the identified assets acquired and liabilities assumed, progress was made in completing certain of our additional valuations and analyses. As such, we updated our initial allocation of the Merger Consideration that was completed during the second quarter of 2021. Principle changes include (i) decreasing the value attributed to customer relationships primarily to reflect updated assumptions related to customer attrition rates, (ii) updating the value attributed to trade names to reflect our long-term view of how each acquired brand fits into the overall product portfolio of the combined company and the appropriate royalty rate to value each acquired brand based on expected profitability, (iii) decreasing the value attributed to Property, Plant and Equipment primarily to reflect updated assumptions related to the estimated economic value of certain underlying assets, (iv) decreasing the value attributed to pension and other postretirement benefit liabilities primarily to reflect updated plan population data, (v) increasing the value attributed to a liability for environmental matters primarily to reflect updated estimated lifecycle remediation cost data, and (vi) a reclassification between Accounts Receivable and Accounts Payable to conform to Goodyear's classification of customer rebate and discount program liabilities. These adjustments were recorded net of adjustments to Deferred Tax Liabilities with the corresponding offset recorded to Goodwill, as applicable.

The following table sets forth measurement period changes since the second quarter of 2021, as well as the updated and initial preliminary allocation of the Merger Consideration to the estimated fair value of the identifiable tangible and intangible assets acquired and liabilities assumed of Cooper Tire, with the excess recorded to Goodwill, as of the Closing Date:

(In millions)	Updated Purchase Price Allocation	Measurement Period Changes	Initial Purchase Price Allocation
Cash and Cash Equivalents	$231	$—	$231
Accounts Receivable	541	(80)	621
Inventories	695	2	693
Property, Plant and Equipment	1,348	(24)	1,372
Goodwill	618	143	475
Intangible Assets	926	(160)	1,086
Other Assets	357	(5)	362
	4,716	(124)	4,840

Accounts Payable — Trade	381	(83)	464
Compensation and Benefits	356	(30)	386
Debt, Finance Leases and Notes Payable and Overdrafts	151	—	151
Deferred Tax Liabilities, net	292	(55)	347
Other Liabilities	418	44	374
Minority Equity	21	—	21
	1,619	(124)	1,743
Merger Consideration	$3,097	$—	$3,097

The estimated value of Inventory includes adjustments totaling $232 million, comprised of $122 million, primarily to adjust inventory valued on a last-in, first-out ("LIFO") basis to a current cost basis, and $110 million to step-up inventory to estimated fair value. The fair value step-up was fully amortized to CGS in 2021 as the related inventory was sold, which negatively impacted our 2021 results. We have eliminated the LIFO reserve on Cooper Tire’s U.S. inventories as we predominately determine the value of our inventory using the first-in, first-out ("FIFO") method. To estimate the fair value of inventory, we considered the components of Cooper Tire’s inventory, as well as estimates of selling prices and selling and distribution costs that were based on Cooper Tire’s historical experience.

The estimated value of Property, Plant and Equipment includes adjustments totaling $138 million to increase the net book value of $1,210 million to the preliminary fair value estimate of $1,348 million. This estimate is based on a combination of cost and market approaches, including appraisals, and preliminary expectations as to the duration of time we expect to realize benefits from those assets, as we continue to assess the underlying condition of Cooper Tire’s fixed assets.

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

The estimated fair values of the identifiable intangible assets acquired, their weighted average estimated useful lives and the related valuation methodology are as follows:

(In millions)	Updated Fair Value	Measurement Period Changes	Initial Fair Value	Weighted Average Useful Lives	Valuation Methodology
Trade names (indefinite-lived)	$560	$250	$310	N/A	Relief-from-royalty
Trade names (definite-lived)	10	(30)	40	14 years	Relief-from-royalty
Customer relationships	350	(380)	730	12 years	Multi-period excess earnings
Non-compete and other	6	—	6	2 years	Discounted cash flow
	$926	$(160)	$1,086

At the Closing Date, all of the calculated Goodwill of $618 million was allocated to our Americas segment. The goodwill consists of expected future economic benefits that will arise from expected future product sales, operating efficiencies and other synergies that may result from the Merger, including income tax synergies, and is not deductible for tax purposes.

Net sales and earnings related to Cooper Tire’s operations that have been included in our Consolidated Statements of Operations for the period from the Closing Date through December 31, 2021 are as follows:

(In millions)	Year Ended December 31, 2021
Net Sales	$2,126
Income (Loss) before Income Taxes	166
Goodyear Net Income (Loss)	135

During the year ended December 31, 2021, we incurred transaction and other costs in connection with the Merger totaling $56 million, including $10 million for a commitment fee related to a bridge term loan facility that was not utilized to finance the transaction and $6 million related to the post-combination settlement of certain Cooper Tire incentive compensation awards during the second quarter of 2021. For the year ended December 31, 2021, $50 million of these costs are included in Other (Income) Expense, with the remainder included in CGS and SAG in our Consolidated Statements of Operations.

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

	Year Ended December 31,
(In millions)	2021	2020
Net Sales	$18,732	$14,902
Income (Loss) before Income Taxes	791	(1,281)
Goodyear Net Income (Loss)	974	(1,369)

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

Note 3. Net Sales

The following table shows disaggregated net sales from contracts with customers by major source for the year ended December 31, 2021:

(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Tire unit sales	$8,221	$4,669	$2,027	$14,917
Other tire and related sales	653	454	95	1,202
Retail services and service related sales	587	112	59	758
Chemical sales	569	—	—	569
Other	21	8	3	32
Net Sales by reportable segment	$10,051	$5,243	$2,184	$17,478

The following table shows disaggregated net sales from contracts with customers by major source for the year ended December 31, 2020:

(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Tire unit sales(1)	$5,138	$3,611	$1,590	$10,339
Other tire and related sales	549	309	98	956
Retail services and service related sales	538	95	55	688
Chemical sales	317	—	—	317
Other	14	5	2	21
Net Sales by reportable segment	$6,556	$4,020	$1,745	$12,321

(1)
Americas tire unit sales for 2020 include a gain of $34 million for a one-time legal settlement.

The following table shows disaggregated net sales from contracts with customers by major source for the year ended December 31, 2019:

(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Tire unit sales	$6,300	$4,300	$1,924	$12,524
Other tire and related sales	659	363	117	1,139
Retail services and service related sales	535	39	70	644
Chemical sales	403	—	—	403
Other	25	6	4	35
Net Sales by reportable segment	$7,922	$4,708	$2,115	$14,745

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

When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue included in Other Current Liabilities in the Consolidated Balance Sheets totaled $23 million at both December 31, 2021 and 2020. Deferred revenue included in Other Long Term Liabilities in the Consolidated Balance Sheets totaled $21 million and $27 million at December 31, 2021 and 2020, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.

The following table presents the balances of deferred revenue related to contracts with customers, and changes during the years ended December 31:

(In millions)	2021	2020
Balance at January 1	$50	$54
Revenue deferred during period	211	169
Revenue recognized during period	(217)	(173)
Impact of foreign currency translation	—	—
Balance at December 31	$44	$50

Note 4. Costs Associated with Rationalization Programs

In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce high-cost and excess manufacturing capacity and operating and administrative costs.

The following table presents the roll-forward of the liability balance between periods:

(In millions)	Associate- Related Costs	Other Costs	Total
Balance at December 31, 2018	$80	$1	$81
2019 charges(1)	185	19	204
Incurred, net of foreign currency translation of $(2) million and $0 million, respectively	(41)	(20)	(61)
Reversed to the Statement of Operations	(4)	—	(4)
Balance at December 31, 2019	$220	$—	$220
2020 charges(1)	129	27	156
Incurred, net of foreign currency translation of $12 million and $0 million, respectively	(147)	(27)	(174)
Reversed to the Statement of Operations	(2)	—	(2)
Balance at December 31, 2020	$200	$—	$200
2021 charges	52	43	95
Incurred, net of foreign currency translation of $(8) million and $0 million, respectively	(162)	(43)	(205)
Reversed to the Statement of Operations	(2)	—	(2)
Balance at December 31, 2021	$88	$—	$88

(1)
Charges of $156 million and $204 million in 2020 and 2019, respectively, both exclude $5 million of benefit plan curtailments and settlements recorded in Rationalizations in the Statements of Operations.

During the first quarter of 2021, we approved a plan primarily designed to reduce SAG in Europe, Middle East, and Africa ("EMEA"). We have $16 million accrued related to this plan at December 31, 2021, which is expected to be substantially paid within the next twelve months.

During the first quarter of 2021, we increased by $32 million the estimated total cost of our previously announced plan to permanently close our Gadsden, Alabama tire manufacturing facility ("Gadsden"), primarily to reflect our decision to transfer additional machinery and equipment from Gadsden to other tire manufacturing facilities. We have $14 million accrued at December 31, 2021 related to this plan, which is expected to be substantially paid within the next twelve months. During the first and second quarters of 2021, we increased by $29 million the estimated total cost of our previously announced plan to modernize two of our tire manufacturing facilities in Germany, primarily to increase expected associate severance costs based on the actual payout history and the mix of associates electing lump sum vs. annuity settlements. We have $24 million accrued at December 31, 2021 related to this plan, which is expected to be substantially paid within the next twelve months.

The remainder of the accrual balance at December 31, 2021 is expected to be substantially utilized in the next 12 months and includes $9 million related to global plans to reduce SAG headcount, $5 million related to the closed Amiens, France tire manufacturing facility, $5 million related to plans to reduce manufacturing headcount and improve operating efficiency in EMEA, and $3 million related to a plan primarily to offer voluntary buy-outs to certain associates at Gadsden.

The following table shows net rationalization charges included in Income (Loss) before Income Taxes:

(In millions)	2021	2020	2019
Current Year Plans
Associate severance and other related costs	$19	$77	$183
Benefit plan curtailment and special termination benefits	—	9	5
Other exit and non-cancelable lease costs	—	16	11
Current Year Plans - Net Charges	$19	$102	$199
Prior Year Plans
Associate severance and other related costs	$31	$50	$(2)
Benefit plan curtailment and special termination benefits	—	(4)	—
Other exit and non-cancelable lease costs	43	11	8
Prior Year Plans - Net Charges	$74	$57	$6
Total Net Charges	$93	$159	$205
Asset write-off and accelerated depreciation charges	$1	$105	$15

Substantially all of the new charges in 2021 related to future cash outflows. Current year plan charges for the year ended December 31, 2021 primarily related to a plan to reduce SAG headcount in EMEA.

Net prior year plan charges recognized in the year ended December 31, 2021 include $37 million related to Gadsden, $26 million related to the modernization of two of our tire manufacturing facilities in Germany, and $10 million related to various plans to reduce manufacturing headcount and improve operating efficiency in EMEA. Net prior year plan charges also include reversals of $2 million for actions no longer needed for their originally intended purposes.

Ongoing rationalization plans had approximately $830 million in charges through 2021 and approximately $40 million is expected to be incurred in future periods.

Approximately 60 associates will be released under new plans initiated in 2021, of which approximately 15 were released through December 31, 2021. In 2021, approximately 300 associates were released under plans initiated in prior years. Approximately 200 associates remain to be released under all ongoing rationalization plans.

Rationalization activities initiated in 2020 include current year charges primarily related to the permanent closure of Gadsden. Net prior year plan charges recognized in 2020 include $30 million related to additional termination benefits for associates at the closed Amiens, France tire manufacturing facility. In addition, net prior year plan charges include $19 million related to the plan to modernize two of our tire manufacturing facilities in Germany, $5 million related to a plan primarily to offer voluntary buy-outs to certain associates at Gadsden, and $3 million related to the closure of our tire manufacturing facility in Philippsburg, Germany. Net prior year plan charges for the year ended December 31, 2020 also include reversals of $2 million for actions no longer needed for their originally intended purposes and a curtailment credit of $4 million for a postretirement benefit plan related to the exit of employees under an approved rationalization plan.

Rationalization activities initiated in 2019 include current year charges of $105 million related to the plan to modernize two of our tire manufacturing facilities in Germany, $76 million related to the Gadsden voluntary buy-out plan, and $18 million related to separate plans to reduce manufacturing headcount and improve operating efficiency in Americas and EMEA. Net prior year plan charges recognized in the year ended December 31, 2019 include $10 million primarily related to EMEA manufacturing plans. Net prior year plan charges for the year ended December 31, 2019 also include reversals of $4 million for actions no longer needed for their originally intended purposes.

Asset write-off and accelerated depreciation charges in 2020 and 2019 primarily related to Gadsden. Asset write-off and accelerated depreciation charges for all periods were recorded in CGS.

Note 5. Interest Expense

Interest expense includes interest and the amortization of deferred financing fees and debt discounts, less amounts capitalized, as follows:

(In millions)	2021	2020	2019
Interest expense before capitalization	$403	$339	$351
Capitalized interest	(16)	(15)	(11)
	$387	$324	$340

Cash payments for interest, net of amounts capitalized, were $316 million, $315 million and $324 million in 2021, 2020 and 2019, respectively.

Note 6. Other (Income) Expense

(In millions)	2021	2020	2019
Non-service related pension and other postretirement benefits cost	$92	$110	$118
Interest income on a favorable indirect tax ruling in Brazil	(48)	—	(8)
Financing fees and financial instruments expense	39	26	34
Net foreign currency exchange (gains) losses	29	(9)	(22)
General and product liability expense - discontinued products	—	10	11
Royalty income	(24)	(19)	(19)
Net (gains) losses on asset sales	(20)	2	(16)
Interest income	(24)	(14)	(18)
Transaction costs	40	—	—
Miscellaneous (income) expense	10	13	18
	$94	$119	$98

Non-service related pension and other postretirement benefits cost consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost, as well as curtailments and settlements which are not related to rationalization plans. Non-service related pension and other postretirement benefits cost includes net pension settlement and curtailment charges of $43 million, $18 million and $6 million in 2021, 2020 and 2019, respectively. For further information, refer to Note to the Consolidated Financial Statements No. 18, Pension, Other Postretirement Benefits and Savings Plans.

We, along with other companies, had previously filed various claims with the Brazilian tax authorities challenging the legality of the government's calculation of certain indirect taxes. During the second quarter of 2021, the Brazilian Supreme Court rendered a final ruling that was favorable to companies on certain of the remaining open aspects of these claims. As a result of this ruling, we recorded a gain in CGS of $69 million and related interest income of $48 million in Other (Income) Expense. During 2019, there were previous favorable rulings related to certain aspects of these claims. As a result, we recorded a gain of $11 million in CGS and related interest income of $8 million in Other (Income) Expense in 2019.

Financing fees and financial instruments expense consists of commitment fees and charges incurred in connection with financing transactions. Financing fees and financial instruments expense in 2021 include a $10 million charge for a commitment fee on a bridge term loan facility related to the Cooper Tire acquisition that was not utilized and was terminated upon the closing of the transaction.

Net foreign currency exchange (gains) losses include $7 million of expense in the first quarter of 2021 related to the out of period adjustments discussed in Note to the Consolidated Financial Statements No. 1, Accounting Policies.

General and product liability expense - discontinued products, which consists of charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries, decreased primarily due to actuarial adjustments in 2021 to reflect favorable claim count trends.

Net (gains) losses on asset sales of $(20) million in 2021 primarily relate to the sale of land in Hanau, Germany.

Transaction costs include legal, consulting and other expenses incurred by us in connection with the Cooper Tire acquisition.

Miscellaneous (income) expense for the year ended December 31, 2021 includes an insurance settlement of $(10) million. Miscellaneous (income) expense for the year ended December 31, 2019 includes expenses of $25 million incurred by the Company as a direct result of flooding at our Beaumont, Texas chemical facility during the third quarter of 2019.

Other (Income) Expense also includes royalty income, which is derived primarily from licensing arrangements, and interest income.

Note 7. Income Taxes

The components of Income (Loss) before Income Taxes follow:

(In millions)	2021	2020	2019
U.S.	$(102)	$(993)	$(39)
Foreign	615	(147)	216
	$513	$(1,140)	$177

A reconciliation of income taxes at the U.S. statutory rate to United States and Foreign Tax Expense (Benefit) follows:

(In millions)	2021	2020	2019
U.S. federal income tax expense (benefit) at the statutory rate of 21%	$108	$(239)	$37
Net establishment (release) of U.S. valuation allowances	(340)	310	(98)
Deferred tax impact of enacted tax rate and law changes	(61)	(18)	3
Adjustment for foreign income taxed at different rates	24	7	16
Net establishment (release) of uncertain tax positions	(6)	6	7
U.S. charges (benefits) related to foreign tax credits, R&D and foreign derived intangible deduction	(4)	(9)	(17)
Net foreign losses (income) with no tax due to valuation allowances	3	37	48
State income taxes, net of U.S. federal benefit	1	(17)	(1)
Net establishment (release) of foreign valuation allowances	(1)	—	140
Goodwill impairment	—	34	—
Federal and state tax on accelerated royalty income transaction	—	—	334
Other	9	(1)	5
United States and Foreign Tax Expense (Benefit)	$(267)	$110	$474

The components of United States and Foreign Tax Expense (Benefit) by taxing jurisdiction, follow:

(In millions)	2021	2020	2019
Current:
Federal	$1	$(5)	$—
Foreign	166	95	134
State	37	(3)	17
	204	87	151
Deferred:
Federal	(362)	63	133
Foreign	(23)	(31)	153
State	(86)	(9)	37
	(471)	23	323
United States and Foreign Tax Expense (Benefit)	$(267)	$110	$474

Income tax benefit in 2021 was $267 million on income before income taxes of $513 million. In 2021, income tax benefit includes net discrete benefits totaling $409 million, including a reduction in our valuation allowances of $340 million for certain U.S. deferred tax assets for foreign tax credits and state tax loss carryforwards, a $39 million benefit to adjust our deferred tax assets in England for a second quarter enacted change in the tax rate, a $21 million benefit to reflect an increase in our estimated state tax rate used in calculating our U.S. net deferred tax assets as a result of a change in the overall mix of our earnings by state after including the impact of the acquisition of Cooper Tire, an $8 million benefit related to a favorable court ruling in Brazil, and a net benefit of $1 million for various other items.

In 2020, income tax expense of $110 million was unfavorably impacted by net discrete tax expense totaling $305 million, including the establishment of a $295 million valuation allowance on certain deferred tax assets for foreign tax credits during the first quarter of 2020. Discrete tax expense also includes a net charge of $10 million, including a $15 million charge related to a U.S. valuation allowance for state tax loss carryforwards, a $13 million benefit to adjust our deferred tax assets in England for a third quarter enacted change in the tax rate, and various other net charges totaling $8 million.

In 2019, income tax expense of $474 million was unfavorably impacted by net discrete tax expense totaling $386 million. Discrete tax expense includes non-cash charges of $334 million related to an acceleration of royalty income in the U.S. from the sale of certain European royalty payments to Luxembourg and $150 million related to an increase in our valuation allowance on tax losses in Luxembourg, which were partially offset by a non-cash tax benefit of $98 million related to a reduction of our U.S. valuation allowance for foreign tax credits.

We consider both positive and negative evidence when measuring the need for a valuation allowance. The weight given to the evidence is commensurate with the extent to which it may be objectively verified. Current and cumulative financial reporting results are a source of objectively verifiable evidence. We give operating results during the most recent three-year period a significant weight in our analysis. We typically only consider forecasts of future profitability when positive cumulative operating results exist in the most recent three-year period. We perform scheduling exercises to determine if sufficient taxable income of the appropriate character exists in the periods required in order to realize our deferred tax assets with limited lives (such as tax loss carryforwards and tax credits) prior to their expiration. We also consider prudent tax planning strategies (including an assessment of their feasibility) to accelerate taxable income if required to utilize expiring deferred tax assets. A valuation allowance is not required to the extent that, in our judgment, positive evidence exists with a magnitude and duration sufficient to result in a conclusion that it is more likely than not that our deferred tax assets will be realized.

At both December 31, 2021 and 2020, we had approximately $1.2 billion of U.S. federal, state and local net deferred tax assets, net of valuation allowances totaling $26 million in 2021, primarily for state tax loss carryforwards with limited lives, and $368 million in 2020, primarily for foreign tax credits with limited lives. The increase in our U.S. net deferred tax assets as a result of the reduction in valuation allowances during 2021 was largely offset by the establishment of deferred tax liabilities related to the Cooper Tire acquisition. In the U.S., we have a cumulative loss for the three-year period ending December 31, 2021. However, as the three-year cumulative loss in the U.S. is driven by business disruptions created by the COVID-19 pandemic, primarily in 2020, and only include the favorable impact of the Cooper Tire acquisition since the Closing Date, we also considered other objectively verifiable information in assessing our ability to utilize our net deferred tax assets, including recent favorable recovery trends in the tire industry and our tire volume as well as expected continued improvement. In addition, the Cooper Tire acquisition has generated significant incremental domestic earnings since the Closing Date and provides opportunities for cost and other operating synergies to further improve our U.S. profitability.

At December 31, 2021, our U.S. net deferred tax assets include approximately $339 million of foreign tax credits with limited lives, net of valuation allowances of $3 million. At December 31, 2020, our U.S. net deferred tax assets include $133 million of foreign tax credits with limited lives, net of valuation allowances of $328 million. Our earnings and forecasts of future profitability, taking into consideration recent trends, along with three significant sources of foreign income provide us sufficient positive evidence that we will be able to utilize our foreign tax credits that expire through 2030. Our sources of foreign income are (1) 100% of our domestic profitability can be re-characterized as foreign source income under current U.S. tax law to the extent domestic losses have offset foreign source income in prior years, (2) annual net foreign source income, exclusive of dividends, primarily from royalties, and (3) tax planning strategies, including capitalizing research and development costs, accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, and reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, all of which would increase our domestic profitability.

During the fourth quarter of 2021, we completed an intercompany sale of certain intellectual property. As a result of this transaction, U.S. taxable income for 2021 includes approximately $1.5 billion of accelerated income. External specialists assisted management with this transaction. The federal tax charge of $315 million related to this accelerated income was fully offset by the utilization of existing deferred tax assets, including $205 million related to tax loss carryforwards, which were primarily generated in 2020 as a result of a significant tax loss in the U.S. driven by the macroeconomic impacts of the COVID-19 pandemic, and $110 million of foreign tax credits.

Tax loss carryforwards must be utilized prior to foreign tax credits and other tax assets for tax purposes. Considering the magnitude of tax loss carryforwards that were utilized by this transaction, together with our earnings and other sources of income described above, we concluded that it is more likely than not that we will be able to utilize, prior to their expiration, certain U.S. tax assets. Accordingly, during the fourth quarter of 2021, we reduced U.S. valuation allowances by $325 million related to foreign tax credits and $15 million related to state tax loss carryforwards.

We consider our current forecasts of future profitability in assessing our ability to realize our deferred tax assets, including our foreign tax credits. As noted above, these forecasts include the impact of recent trends, including various macroeconomic factors such as the impact of the COVID-19 pandemic, on our profitability, as well as the impact of tax planning strategies. Macroeconomic factors, including the impact of the COVID-19 pandemic, possess a high degree of volatility and can significantly impact our profitability. As such, there is a risk that future earnings will not be sufficient to fully utilize our U.S. net deferred tax assets, including our foreign tax credits. However, we believe our forecasts of future profitability along with the three significant sources of foreign income described above provide us sufficient positive, objectively verifiable evidence to conclude that it is more likely than not that, at December 31, 2021, our U.S. net deferred tax assets, including our foreign tax credits, net of valuation allowances, will be fully utilized.

At both December 31, 2021 and 2020, we also had approximately $1.3 billion of foreign net deferred tax assets, and valuation allowances of $1.0 billion and $1.1 billion, respectively. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of approximately $885 million on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances having a significant impact on our financial position or results of operations will exist within the next twelve months.

Temporary differences and carryforwards giving rise to deferred tax assets and liabilities at December 31 follow:

(In millions)	2021	2020
Tax loss carryforwards and credits	$1,274	$1,570
Prepaid royalty income	534	629
Capitalized research and development expenditures	453	421
Partnership basis differences	364	—
Accrued expenses deductible as paid	331	255
Postretirement benefits and pensions	126	209
Lease liabilities	101	76
Rationalizations and other provisions	26	34
Vacation and sick pay	25	21
Other	98	133
	3,332	3,348
Valuation allowance	(1,044)	(1,469)
Total deferred tax assets	2,288	1,879
Property basis differences	(503)	(420)
Intangible property basis differences related to Cooper Tire acquisition	(227)	—
Right-of-use assets	(96)	(75)
Tax on undistributed earnings of subsidiaries	(1)	(1)
Total net deferred tax assets	$1,461	$1,383

At December 31, 2021, we had $748 million of tax assets for net operating loss, capital loss and tax credit carryforwards related to certain foreign subsidiaries. These carryforwards are primarily from countries with unlimited carryforward periods, but include $61 million of tax credit carryforwards in various European countries that are subject to expiration from 2022 to 2031. A valuation allowance totaling $1,018 million has been recorded against these and other deferred tax assets where recovery of the asset or carryforward is uncertain. In addition, we had $444 million of federal and $82 million of state tax assets for net operating loss and tax credit carryforwards. The federal carryforwards include $339 million of foreign tax credits that are subject to expiration from 2023 to 2030 and $105 million of tax assets related to research and development credits and other federal credits that are subject to expiration from 2030 to 2041. The state carryforwards include $66 million that are subject to expiration from 2022 to 2040. A valuation allowance of $26 million has been recorded against federal and state deferred tax assets where recovery is uncertain.

At December 31, 2021, we had unrecognized tax benefits of $90 million that if recognized, would have a favorable impact on our tax expense of $61 million. We had accrued interest of $2 million as of December 31, 2021. If not favorably settled, $15 million of the unrecognized tax benefits and all the accrued interest would require the use of our cash. Included in the increases related to prior year tax positions is $13 million related to the acquisition of Cooper Tire. We do not expect changes during 2022 to our unrecognized tax benefits to have a significant impact on our financial position or results of operations. A summary of our unrecognized tax benefits and changes during the year follows:

(In millions)	2021	2020	2019
Balance at January 1	$85	$82	$71
Increases related to prior year tax positions	28	26	24
Decreases related to prior year tax positions	(12)	(1)	—
Settlements	(5)	(15)	(11)
Foreign currency impact	(7)	(7)	(2)
Increases related to current year tax positions	3	—	—
Lapse of statute of limitations	(2)	—	—
Balance at December 31	$90	$85	$82

We are open to examination in the U.S. for 2021 and in Germany from 2018 onward. Generally, for our remaining tax jurisdictions, years from 2016 onward are still open to examination.

We have undistributed earnings and profits of our foreign subsidiaries totaling approximately $2.2 billion at December 31, 2021. We have concluded that no provision for tax in the U.S. is required because substantially all of the remaining undistributed earnings and profits have been or will be reinvested in property, plant and equipment and working capital outside of the U.S. A foreign withholding tax charge of approximately $100 million (net of foreign tax credits) would be required if these earnings and profits were to be distributed to the U.S.

Net cash payments for income taxes were $201 million, $45 million and $142 million in 2021, 2020 and 2019, respectively.

Note 8. Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are calculated to reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock.

Basic and diluted earnings per common share are calculated as follows:

(In millions, except per share amounts)	2021	2020	2019
Earnings (loss) per share — basic:
Goodyear net income (loss)	$764	$(1,254)	$(311)
Weighted average shares outstanding	261	234	233
Earnings (loss) per common share — basic	$2.92	$(5.35)	$(1.33)

Earnings (loss) per share — diluted:
Goodyear net income (loss)	$764	$(1,254)	$(311)
Weighted average shares outstanding	261	234	233
Dilutive effect of stock options and other dilutive securities	3	—	—
Weighted average shares outstanding — diluted	264	234	233
Earnings (loss) per common share — diluted	$2.89	$(5.35)	$(1.33)

Weighted average shares outstanding — diluted for 2021 excludes approximately 2 million equivalent shares related to options with exercise prices greater than the average market price of our common shares (i.e., “underwater” options). There were approximately 9 million and 2 million equivalent shares related to underwater options for 2020 and 2019, respectively. Additionally, weighted average shares outstanding — diluted for 2019 excludes the dilutive effect of approximately 3 million equivalent shares related primarily to options with exercise prices less than the average market price of our common shares (i.e., "in-the-money" options), as their inclusion would have been anti-dilutive due to the Goodyear net loss. There were no in-the-money options for 2020.
Note 9. Business Segments

Segment information reflects our strategic business units (“SBUs”), which are organized to meet customer requirements and global competition. For the year ended December 31, 2021, we operated our business through three operating segments representing our regional tire businesses: Americas; Europe, Middle East and Africa; and Asia Pacific. Segment information is reported on the basis used for reporting to our Chief Executive Officer. Each of the three regional business segments is involved in the development, manufacture, distribution and sale of tires. Certain of the business segments also provide related products and services, which include retreads and automotive and commercial truck maintenance and repair services. Each segment also exports tires to other segments. Since the Closing Date, Cooper Tire's operating results have been incorporated into each of our SBUs.

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

Asia Pacific manufactures and sells tires for automobiles, trucks, buses, aircraft, farm, and earthmoving, mining and industrial equipment throughout the Asia Pacific region. Asia Pacific also provides related products and services including retreaded truck and aviation tires, tread rubber, and automotive maintenance and repair services.

The following table presents segment sales and operating income (loss), and the reconciliation of segment operating income (loss) to Income (Loss) before Income Taxes:

(In millions)	2021	2020	2019
Sales
Americas	$10,051	$6,556	$7,922
Europe, Middle East and Africa	5,243	4,020	4,708
Asia Pacific	2,184	1,745	2,115
Net Sales	$17,478	$12,321	$14,745
Segment Operating Income (Loss)
Americas	$914	$9	$550
Europe, Middle East and Africa	239	(72)	202
Asia Pacific	135	49	193
Total Segment Operating Income (Loss)	$1,288	$(14)	$945
Less:
Goodwill and Other Asset Impairments (Notes 12 and 13)	—	330	—
Rationalizations (Note 4)	93	159	205
Interest expense (Note 5)	387	324	340
Other (income) expense (Note 6)	94	119	98
Asset write-offs and accelerated depreciation (Note 4)	1	105	15
Corporate incentive compensation plans	87	44	50
Retained expenses of divested operations	12	8	10
Other(1)	101	37	50
Income (Loss) before Income Taxes	$513	$(1,140)	$177
(1)
Primarily represents unallocated corporate costs and the elimination of $22 million, $17 million and $17 million for the years ended December 31, 2021, 2020 and 2019, respectively, of royalty income attributable to the SBUs. The increase for the year ended December 31, 2021 was driven by the acquisition of Cooper Tire.

The following table presents segment assets at December 31:

(In millions)	2021	2020
Assets
Americas	$10,874	$6,666
Europe, Middle East and Africa	4,953	4,825
Asia Pacific	3,125	2,725
Total Segment Assets	18,952	14,216
Corporate(1)	2,450	2,290
	$21,402	$16,506

(1)
Corporate includes substantially all of our U.S. net deferred tax assets.

Increases in total segment assets for 2021 were driven by the acquisition of Cooper Tire.

Results of operations are measured based on net sales to unaffiliated customers and segment operating income. Each segment exports tires to other segments. The financial results of each segment exclude sales of tires exported to other segments, but include operating income derived from such transactions. Segment operating income is computed as follows: Net sales less CGS (excluding asset write-offs and accelerated depreciation charges) and SAG (including certain allocated corporate administrative expenses). Segment operating income also includes certain royalties and equity in earnings of most affiliates. Segment operating income does not include net rationalization charges, asset sales, goodwill and other asset impairment charges and certain other items.

The following table presents geographic information. Net sales by country were determined based on the location of the selling subsidiary. Long-lived assets consisted of property, plant and equipment. Management did not consider the net sales of any individual country outside the United States to be significant to the consolidated financial statements. For long-lived assets, only the United States, China and Germany were considered to be significant.

(In millions)	2021	2020	2019
Net Sales
United States	$8,480	$5,424	$6,489
Other international	8,998	6,897	8,256
	$17,478	$12,321	$14,745
Long-Lived Assets
United States	$3,717	$2,517
China	833	742
Germany	679	729
Other international	3,116	3,085
	$8,345	$7,073

At December 31, 2021, significant concentrations of cash and cash equivalents held by our international subsidiaries included the following amounts:

•
$320 million or 29% in Americas, primarily Chile, Mexico, Brazil and Canada ($384 million or 25% at December 31, 2020),
•
$317 million or 29% in Asia Pacific, primarily China, Japan and India ($387 million or 25% at December 31, 2020), and
•
$161 million or 15% in EMEA, primarily England and Poland ($387 million or 25% at December 31, 2020).

Goodwill and other asset impairments, as described in Notes to the Consolidated Financial Statements No. 12, Goodwill and Intangible Assets, and No. 13, Other Assets and Investments; rationalizations, as described in Note to the Consolidated Financial Statements No. 4, Costs Associated with Rationalization Programs; net (gains) losses on asset sales, as described in Note to the Consolidated Financial Statements No. 6, Other (Income) Expense, and asset write-offs and accelerated depreciation were not charged (credited) to the SBUs for performance evaluation purposes but were attributable to the SBUs as follows:

(In millions)	2021	2020	2019
Goodwill and Other Asset Impairments
Americas	$—	$148	$—
Europe, Middle East and Africa	—	182	—
Total Segment Goodwill and Other Asset Impairments	$—	$330	$—

(In millions)	2021	2020	2019
Rationalizations
Americas	$38	$94	$90
Europe, Middle East and Africa	49	59	115
Asia Pacific	—	4	—
Total Segment Rationalizations	$87	$157	$205
Corporate	6	2	—
	$93	$159	$205

(In millions)	2021	2020	2019
Net (Gains) Losses on Asset Sales
Americas	$(1)	$—	$—
Europe, Middle East and Africa	(13)	2	(16)
Total Segment Asset Sales	$(14)	$2	$(16)
Corporate	(6)	—	—
	$(20)	$2	$(16)

(In millions)	2021	2020	2019
Asset Write-Offs and Accelerated Depreciation
Americas	$—	$103	$13
Europe, Middle East and Africa	1	2	2
Total Segment Asset Write-Offs and Accelerated Depreciation	$1	$105	$15

The following tables present segment capital expenditures and depreciation and amortization:

(In millions)	2021	2020	2019
Capital Expenditures
Americas	$537	$302	$369
Europe, Middle East and Africa	270	235	227
Asia Pacific	135	91	141
Total Segment Capital Expenditures	$942	$628	$737
Corporate	39	19	33
	$981	$647	$770

(In millions)	2021	2020	2019
Depreciation and Amortization
Americas	$486	$490	$430
Europe, Middle East and Africa	213	201	197
Asia Pacific	146	133	133
Total Segment Depreciation and Amortization	$845	$824	$760
Corporate	38	35	35
	$883	$859	$795

The following table presents segment equity in the net (income) loss of investees accounted for by the equity method:

(In millions)	2021	2020	2019
Equity in (Income) Loss
Americas	$(18)	$31	$32
Asia Pacific	(4)	—	—
Total Segment Equity in (Income) Loss	$(22)	$31	$32

Increases in total segment equity in (income) loss for 2021 were driven by improved profitability of our TireHub joint venture in Americas and the addition of our ACTR Company Limited joint venture in Asia Pacific as a result of the acquisition of Cooper Tire.

Note 10. Accounts Receivable

(In millions)	2021	2020
Accounts receivable	$2,510	$1,841
Allowance for doubtful accounts	(123)	(150)
	$2,387	$1,691

Note 11. Inventories

(In millions)	2021	2020
Raw materials	$958	$517
Work in process	191	143
Finished goods	2,445	1,493
	$3,594	$2,153

Note 12. Goodwill and Intangible Assets

The following table presents the net carrying amount of goodwill allocated by segment, and changes during 2021:

(In millions)	Balance at December 31, 2020	Acquisitions	Divestitures	Impairment	Translation	Balance at December 31, 2021
Americas(1)	$91	$618	$—	$—	$—	$709
Europe, Middle East and Africa	250	—	—	—	(19)	231
Asia Pacific	67	—	—	—	(3)	64
	$408	$618	$—	$—	$(22)	$1,004

(1)
The increase during 2021 was due to the acquisition of Cooper Tire. For further information, refer to Note to the Consolidated Financial Statements No. 2, Cooper Tire Acquisition.

The following table presents the net carrying amount of goodwill allocated by segment, and changes during 2020:

(In millions)	Balance at December 31, 2019	Acquisitions	Divestitures	Impairment	Translation	Balance at December 31, 2020
Americas	$91	$—	$—	$—	$—	$91
Europe, Middle East and Africa	411	10	—	(182)	11	250
Asia Pacific	63	—	—	—	4	67
	$565	$10	$—	$(182)	$15	$408

The following table presents information about intangible assets:

	2021			2020
(In millions)	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
Intangible assets with indefinite lives	$684	$(6)	$678	$125	$(6)	$119
Customer relationships	350	(18)	332	—	—	—
Trademarks and patents	32	(18)	14	23	(19)	4
Other intangible assets	32	(17)	15	25	(13)	12
	$1,098	$(59)	$1,039	$173	$(38)	$135

(1)
Includes impact of foreign currency translation.

Intangible assets are primarily comprised of the rights to use the Cooper and Dunlop brand names and related trademarks, Cooper Tire customer relationships, and certain other brand names and trademarks. Increases in 2021 were primarily due to the acquisition of Cooper Tire. For further information, refer to Note to the Consolidated Financial Statements No. 2, Cooper Tire Acquisition.

Amortization expense for intangible assets totaled $21 million in 2021 and $2 million in 2020 and 2019. We estimate that annual amortization expense related to intangible assets will be $36 million in 2022, and an average of $32 million in 2023 through 2026. The weighted average remaining amortization period is approximately 15 years.

Our annual impairment analysis for 2021, including the acquisition of Cooper Tire, indicated no impairment of goodwill or intangible assets with indefinite lives.

In 2020, we recorded a non-cash goodwill impairment charge of $182 million related to our EMEA reporting unit. Our annual impairment analysis for 2019 indicated no impairment of goodwill or intangible assets with indefinite lives.

Note 13. Other Assets and Investments

Dividends received from our consolidated subsidiaries were $177 million, $155 million and $43 million in 2021, 2020 and 2019, respectively. Dividends received in 2021 were primarily from Brazil, Singapore and Peru and paid to the United States. Dividends received in 2020 were primarily from Singapore, Peru and Brazil and paid to the United States. Dividends received in 2019 were primarily from Singapore and Brazil and paid to the United States. Dividends received from our affiliates accounted for using the equity method were $6 million, $5 million and $4 million in 2021, 2020 and 2019, respectively.

Investment in TireHub

The carrying value of our investment in TireHub was $72 million and $77 million at December 31, 2021 and 2020, respectively, and was included in Other Assets on our Consolidated Balance Sheets. In addition, we had an outstanding loan receivable from TireHub of $14 million at December 31, 2020, which was also included in Other Assets on our Consolidated Balance Sheets.

Our investment in TireHub is accounted for under the equity method of accounting and, as such, includes our 50% share of the net income (losses) of TireHub, which totaled $4 million, $(36) million and $(33) million in 2021, 2020 and 2019, respectively.

In 2020, we recorded a non-cash impairment charge of $148 million related to our investment in Tirehub. We concluded that there was no additional other-than-temporary decline in the fair value of our investment in Tirehub during 2021.

Investment in ACTR Company Limited

As part of the Cooper Tire acquisition, Goodyear acquired a 35% equity interest in ACTR Company Limited, a tire manufacturing joint venture in Vietnam, valued at $58 million at December 31, 2021. Our investment in ACTR is accounted for under the equity method of accounting and, as such, includes our 35% share of the net income (losses) of ACTR, which totaled $4 million in 2021.

Other Assets

Other Assets at December 31, 2020 included $30 million related to a trade receivable from a customer that was refinanced into a collateral-backed note receivable. This note was repaid in full with interest during 2021.

Note 14. Property, Plant and Equipment

	2021			2020
(In millions)	Owned	Finance Leases	Total	Owned	Finance Leases	Total
Property, plant and equipment:(1)
Land	$552	$1	$553	$436	$1	$437
Buildings	2,681	232	2,913	2,467	232	2,699
Machinery and equipment	14,893	31	14,924	13,893	29	13,922
Construction in progress	785	—	785	737	—	737
	18,911	264	19,175	17,533	262	17,795
Accumulated depreciation	(11,066)	(64)	(11,130)	(10,931)	(60)	(10,991)
	7,845	200	8,045	6,602	202	6,804
Spare parts(1)	300	—	300	269	—	269
	$8,145	$200	$8,345	$6,871	$202	$7,073

(1)
Increases during 2021 were driven by the Cooper Tire acquisition.

The range of useful lives of property used in arriving at the annual amount of depreciation is as follows: buildings and improvements, 3 to 45 years; and machinery and equipment, 3 to 40 years.

Note 15. Leases

The components of lease expense included in Income (Loss) before Income Taxes for the years ended December 31, 2021, 2020 and 2019 are as follows:

(In millions)	2021	2020	2019
Operating Lease Expense	$295	$286	$292
Finance Lease Expense:
Amortization of ROU assets	9	11	11
Interest on lease liabilities	21	21	21
Short Term Lease Expense	11	6	6
Variable Lease Expense	8	3	7
Sublease Income	(11)	(11)	(15)
Total Lease Expense	$333	$316	$322

Supplemental cash flow information related to leases for the years ended December 31, 2021 and 2020 is as follows:

(In millions)	2021	2020	2019
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating Cash Flows for Operating Leases	$278	$268	$267
Operating Cash Flows for Finance Leases	21	21	21
Financing Cash Flows for Finance Leases	6	7	7
ROU Assets Obtained in Exchange for Lease Obligations
Operating Leases	378	202	197
Finance Leases	14	3	34

Supplemental balance sheet information related to leases as of December 31, 2021 and 2020 is as follows:

(In millions, except lease term and discount rate)	2021	2020
Operating Leases
Operating Lease ROU Assets	$981	$851

Operating Lease Liabilities due Within One Year	$204	$198
Operating Lease Liabilities	819	684
Total Operating Lease Liabilities	$1,023	$882

Finance Leases
Property, Plant and Equipment, at cost	$264	$262
Accumulated Depreciation	(64)	(60)
Property, Plant and Equipment, net	$200	$202

Long Term Debt and Finance Leases due Within One Year	$18	$18
Long Term Debt and Finance Leases	237	232
Total Finance Lease Liabilities	$255	$250

Weighted Average Remaining Lease Term (years)
Operating Leases	7.5	7.3
Finance Leases	30.1	30.9

Weighted Average Discount Rate
Operating Leases	6.30%	6.85%
Finance Leases	8.40%	8.48%

Future maturities of our lease liabilities, excluding subleases, as of December 31, 2021 are as follows:

(In millions)	Operating Leases	Finance Leases
2022	$255	$37
2023	212	24
2024	171	23
2025	137	22
2026	110	22
Thereafter	428	652
Total Lease Payments	1,313	780
Less: Imputed Interest	290	525
Total	$1,023	$255

As of December 31, 2021, we have additional operating and finance leases that have not yet commenced for which the present value of lease payments over the respective lease terms totals $1 million. Accordingly, these leases are not recorded on the Consolidated Balance Sheets at December 31, 2021. These leases will commence in 2022 and 2023 with lease terms of 1 year to 8 years.

Note 16. Financing Arrangements and Derivative Financial Instruments

At December 31, 2021, we had total credit arrangements of $11,628 million, of which $4,345 million were unused. At that date, 15% of our debt was at variable interest rates averaging 4.01%.

Notes Payable and Overdrafts, Long Term Debt and Finance Leases due Within One Year and Short Term Financing Arrangements

At December 31, 2021, we had short term committed and uncommitted credit arrangements totaling $1,004 million, of which $560 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.

The following table presents amounts due within one year:

	December 31,	December 31,
(In millions)	2021	2020
Chinese credit facilities	$37	$163
Other foreign and domestic debt	369	243
Notes Payable and Overdrafts	$406	$406
Weighted average interest rate	2.78%	4.52%

Chinese credit facilities	$124	$13
Other foreign and domestic debt (including finance leases)	219	139
Long Term Debt and Finance Leases due Within One Year	$343	$152
Weighted average interest rate	5.25%	4.43%
Total obligations due within one year	$749	$558

Long Term Debt and Finance Leases and Financing Arrangements

At December 31, 2021, we had long term credit arrangements totaling $10,624 million, of which $3,785 million were unused.

The following table presents long term debt and finance leases, net of unamortized discounts, and interest rates:

	December 31, 2021		December 31, 2020
(In millions)	Amount	Interest Rate	Amount	Interest Rate
Notes:
5.125% due 2023	$—		$1,000
3.75% Euro Notes due 2023	—		307
9.5% due 2025	802		803
5% due 2026	900		900
4.875% due 2027	700		700
7.625% due 2027	135		—
7% due 2028	150		150
2.75% Euro Notes due 2028	454		—
5% due 2029	850		—
5.25% due April 2031	550		—
5.25% due July 2031	600		—
5.625% due 2033	450		—
Credit Facilities:
First lien revolving credit facility due 2026	—	—	—	—
Second lien term loan facility due 2025	—	—	400	2.15%
European revolving credit facility due 2024	—	—	—	—
Pan-European accounts receivable facility	279	1.08%	291	1.18%
Mexican credit facility	158	1.85%	152	1.87%
Chinese credit facilities	333	4.34%	212	4.49%
Other foreign and domestic debt(1)	430	6.05%	451	3.22%
	6,791		5,366
Unamortized deferred financing fees	(55)		(32)
	6,736		5,334
Finance lease obligations(2)	255		250
	6,991		5,584
Less portion due within one year	(343)		(152)
	$6,648		$5,432

(1)
Interest rates are weighted average interest rates related to various foreign credit facilities with customary terms and conditions.
(2)
Includes non-cash financing additions of $14 million and $3 million during the twelve month period ended December 31, 2021 and 2020, respectively.

NOTES

$1.0 billion 5.125% Senior Notes due 2023

On May 6, 2021, we repaid in full our $1.0 billion 5.125% senior notes due 2023 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest to the redemption date.

€250 million 3.75% Senior Notes due 2023 of Goodyear Europe B.V. ("GEBV")

On October 28, 2021, we repaid in full GEBV's €250 million 3.75% senior notes due 2023 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest to the redemption date.

$800 million 9.5% Senior Notes due 2025

At December 31, 2021, $800 million aggregate principal amount of 9.5% senior notes due 2025 were outstanding. $600 million of these notes were sold at 100% of the principal amount and $200 million of these notes were sold at 101.75% of the principal amount at an effective yield of 9.056%. These notes will mature on May 31, 2025. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. first lien revolving credit facility described below.

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

The terms of the indenture for these notes, among other things, limit the ability of the Company and certain of its subsidiaries, including GEBV, to (i) incur additional debt or issue redeemable preferred stock, (ii) pay dividends, repurchase shares or make certain other restricted payments or investments, (iii) incur liens, (iv) sell assets, (v) incur restrictions on the ability of our subsidiaries to pay dividends or to make other payments to us, (vi) enter into affiliate transactions, (vii) engage in sale and leaseback transactions, and (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications. For example, if these notes are assigned an investment grade rating from at least two of Moody's, Standard and Poor's and Fitch and no default has occurred and is continuing, certain covenants will be suspended and we may elect to suspend the subsidiary guarantees. The indenture has customary defaults, including a cross-default to material indebtedness of Goodyear and our subsidiaries.

$900 million 5% Senior Notes due 2026

At December 31, 2021, $900 million aggregate principal amount of 5% senior notes due 2026 were outstanding. These notes were sold at 100% of the principal amount and will mature on May 31, 2026. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. first lien revolving credit facility described below.

We have the option to redeem these notes, in whole or in part, at any time at a redemption price of 102.5%, 101.667%, 100.833% and 100% during the 12-month periods commencing on May 31, 2021, 2022, 2023 and 2024 and thereafter, respectively, plus accrued and unpaid interest to the redemption date.

The indenture for these notes includes covenants that are substantially similar to those contained in the indenture governing our 9.5% senior notes due 2025, described above.

$700 million 4.875% Senior Notes due 2027

At December 31, 2021, $700 million aggregate principal amount of 4.875% senior notes due 2027 were outstanding. These notes were sold at 100% of the principal amount and will mature on March 15, 2027. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. first lien revolving credit facility described below.

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

$117 million 7.625% Senior Notes due 2027 of Cooper Tire

Following the Cooper Tire acquisition and at December 31, 2021, $117 million aggregate principal amount of Cooper Tire's 7.625% senior notes due 2027 were outstanding. These notes also included a $19 million fair value step-up, which is being amortized against interest expense over the remaining life of the notes. Amortization since the Closing Date was approximately $1 million. These notes will mature on March 15, 2027 and are unsecured senior obligations of Cooper Tire. These notes are not redeemable prior to maturity.

The terms of the indenture for these notes, among other things, limit the ability of Cooper Tire and certain of its subsidiaries to (i) incur certain liens, (ii) enter into certain sale/leaseback transactions and (iii) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets. These covenants are subject to significant exceptions and qualifications.

$150 million 7% Senior Notes due 2028

At December 31, 2021, $150 million aggregate principal amount of 7% notes due 2028 were outstanding. These notes are unsecured senior obligations and will mature on March 15, 2028.

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

€400 million 2.75% Senior Notes due 2028 of GEBV

On September 28, 2021, we issued €400 million in aggregate principal amount of GEBV 2.75% senior notes due 2028. A portion of the net proceeds from these notes were used to redeem GEBV's €250 million 3.75% senior notes due 2023 on October 28, 2021. The notes were sold at 100% of the principal amount and will mature on August 15, 2028. These notes are unsecured senior obligations of GEBV and are guaranteed, on an unsecured senior basis, by the Company and our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. first lien revolving credit facility described below.

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

The indenture for these notes includes covenants that are substantially similar to those contained in the indenture governing our 4.875% senior notes due 2027, described above.

$850 million 5% Senior Notes due 2029 and $600 million 5.25% Senior Notes due July 2031

On May 18, 2021, we issued $850 million in aggregate principal amount of 5% senior notes due 2029 and $600 million in aggregate principal amount of 5.25% senior notes due 2031. The net proceeds from these notes, together with cash and cash equivalents and borrowings under our first lien revolving credit facility, were used to fund the cash portion of the Merger Consideration for the acquisition of Cooper Tire and related transaction costs. These notes were sold at 100% of the principal amount and will mature on July 15, 2029 and 2031, respectively. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. first lien revolving credit facility described below.

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

The indenture for these notes includes covenants that are substantially similar to those contained in the indenture governing our 4.875% senior notes due 2027, described above.

$550 million 5.25% Senior Notes due April 2031 and $450 million 5.625% Senior Notes due 2033

On April 6, 2021, we issued $550 million in aggregate principal amount of 5.25% senior notes due 2031 and $450 million in aggregate principal amount of 5.625% senior notes due 2033. The proceeds from these notes, together with cash and cash equivalents, were used to redeem our $1.0 billion 5.125% senior notes due 2023 on May 6, 2021. These notes were sold at 100% of the principal amount and will mature on April 30, 2031 and 2033, respectively. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. first lien revolving credit facility described below.

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

The indenture for these notes includes covenants that are substantially similar to those contained in the indenture governing our 4.875% senior notes due 2027, described above.

CREDIT FACILITIES

$2.75 billion Amended and Restated First Lien Revolving Credit Facility due 2026

On June 7, 2021, we amended and restated our $2.0 billion first lien revolving credit facility. Changes to the facility include extending the maturity to June 8, 2026, increasing the amount of the facility to $2.75 billion, and including Cooper Tire's accounts receivable and inventory in the borrowing base of the facility. The interest rate for loans under the facility decreased by 50 basis points to LIBOR plus 125 basis points, based on our current liquidity described below.

Our amended and restated first lien revolving credit facility is available in the form of loans or letters of credit. Up to $800 million in letters of credit and $50 million of swingline loans are available for issuance under the facility. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million.

Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries, including Cooper Tire and certain of its subsidiaries. Our obligations under the facility and our subsidiaries' obligations under the related guarantees are secured by first priority security interests in collateral that includes, subject to certain exceptions:

•
U.S. and Canadian accounts receivable and inventory;
•
certain of our U.S. manufacturing facilities;
•
equity interests in our U.S. subsidiaries and up to 65% of the voting equity interests in most of our directly owned foreign subsidiaries; and
•
substantially all other tangible and intangible assets, including equipment, contract rights and intellectual property.

Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, after adjusting for customary factors that are subject to modification from time to time by the administrative agent or the majority lenders at their discretion (not to be exercised unreasonably), (ii) the value of our principal trademarks in an amount not to exceed $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million. Modifications are based on the results of periodic collateral and borrowing base evaluations and appraisals. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of December 31, 2021, our borrowing base, and therefore our availability, under this facility was $417 million below the facility's stated amount of $2.75 billion.

The facility contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to (i) incur additional debt or issue redeemable preferred stock, (ii) pay dividends, repurchase shares or make certain other restricted payments or investments, (iii) incur liens, (iv) sell assets, (v) incur restrictions on the ability of our subsidiaries to pay dividends or to make other payments to us, (vi) enter into affiliate transactions, (vii) engage in sale and leaseback transactions, and (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications. In addition, in the event that the availability under the facility plus the aggregate amount of our Available Cash is less than $275 million, we will not be permitted to allow our ratio of EBITDA to Consolidated Interest Expense to be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. “Available Cash,” “EBITDA” and “Consolidated Interest Expense” have the meanings given them in the facility.

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

At December 31, 2021, we had no borrowings and $19 million of letters of credit issued under the revolving credit facility. At December 31, 2020, we had no borrowings and $11 million of letters of credit issued under the revolving credit facility.

Amended and Restated Second Lien Term Loan Facility due 2025

On December 15, 2021, we repaid in full our $400 million second lien term loan facility due 2025.

€800 million Amended and Restated Senior Secured European Revolving Credit Facility due 2024

Our amended and restated European revolving credit facility consists of (i) a €180 million German tranche that is available only to Goodyear Germany GmbH and (ii) a €620 million all-borrower tranche that is available to GEBV, Goodyear Germany and Goodyear Operations S.A. Up to €175 million of swingline loans and €75 million in letters of credit are available for issuance under the all-borrower tranche. Amounts drawn under this facility will bear interest at LIBOR plus 150 basis points for loans denominated in U.S. dollars, EURIBOR plus 150 basis points for loans denominated in euros, and SONIA plus 150 basis points for loans denominated in pounds sterling. Undrawn amounts under the facility are subject to an annual commitment fee of 25 basis points.

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

The German guarantors secure the German tranche on a first-lien basis and the all-borrower tranche on a second-lien basis. GEBV and its other subsidiaries that provide guarantees secure the all-borrower tranche on a first-lien basis and generally do not provide collateral support for the German tranche. The Company and its U.S. and Canadian subsidiaries that guarantee our U.S. first lien revolving credit facility described above also provide unsecured guarantees in support of the facility.

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

At December 31, 2021 and 2020, there were no borrowings and no letters of credit outstanding under the European revolving credit facility.

Accounts Receivable Securitization Facilities (On-Balance Sheet)

On October 11, 2021, GEBV and certain other of our European subsidiaries amended and restated the definitive agreements for our pan-European accounts receivable securitization facility, extending the term through 2027. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €30 million and not more than €450 million. For the period from October 16, 2020 through October 18, 2021, the designated maximum amount of the facility was €280 million. For the period from October 19, 2021 through October 19, 2022, the designated maximum amount of the facility was increased to €300 million.

The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GEBV subsidiaries. These subsidiaries retain servicing responsibilities. Utilization under this facility is based on eligible receivable balances.

The funding commitments under the facility will expire upon the earliest to occur of: (a) October 19, 2027, (b) the non-renewal and expiration (without substitution) of all of the back-up liquidity commitments, (c) the early termination of the facility according to its terms (generally upon an Early Amortisation Event (as defined in the facility), which includes, among other things, events similar to the events of default under our first lien revolving credit facility; certain tax law changes; or certain changes to law, regulation or accounting standards), or (d) our request for early termination of the facility. The facility’s current back-up liquidity commitments will expire on October 19, 2022.

At December 31, 2021, the amounts available and utilized under this program totaled $279 million (€246 million). At December 31, 2020, the amounts available and utilized under this program totaled $291 million (€237 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At December 31, 2021, the gross amount of receivables sold was $605 million, compared to $451 million at December 31, 2020. The increase from December 31, 2020 is primarily due to the increase in our accounts receivable base as a result of the Cooper Tire acquisition and higher sales in our legacy business.

Other Foreign Credit Facilities

A Mexican subsidiary and a U.S. subsidiary have a revolving credit facility in Mexico. At December 31, 2021, the amounts available and utilized under this facility were $200 million and $158 million, respectively. At December 31, 2020, the amounts available and utilized under this facility were $200 million and $152 million, respectively. The facility has covenants relating to the Mexican and U.S. subsidiary, and has customary representations and warranties and default provisions relating to the Mexican and U.S. subsidiary’s ability to perform its respective obligations under the facility. The facility matures in 2022; however, our subsidiaries have received a commitment to renew and extend the facility under substantially the same customary representations, warranties and default provisions with a maturity in 2024.

A Chinese subsidiary has several financing arrangements in China. At December 31, 2021 and 2020, the amounts available under these facilities were $958 million and $981 million, respectively. At December 31, 2021, the amount utilized under these facilities was $365 million, of which $32 million represented notes payable and $333 million represented long term debt. At December 31, 2021, $124 million of the long term debt was due within a year. At December 31, 2020, the amount utilized under these facilities was $375 million, of which $163 million represented notes payable and $212 million represented long term debt. At December 31, 2020, $13 million of the long term debt was due within a year. The facilities contain covenants relating to the Chinese subsidiary and have customary representations and warranties and defaults relating to the Chinese subsidiary’s ability to perform its obligations under the facilities. Certain of the facilities can only be used to finance the expansion of one of our manufacturing facilities in China and, at December 31, 2021 and 2020, the unused amounts available under these facilities were $81 million and $99 million, respectively. Following the Cooper Tire acquisition, three of Cooper Tire's Chinese credit facilities remain outstanding. At December 31, 2021, the amounts available and utilized under these facilities were $75 million and $5 million, respectively.

Debt Maturities

The annual aggregate maturities of our debt (excluding the impact of deferred financing fees and unamortized discounts) and finance leases for the five years subsequent to December 31, 2021 are presented below. Maturities of debt credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

(In millions)	2022	2023	2024	2025	2026
U.S.	$3	$2	$160	$800	$899
Foreign	744	234	172	26	6
	$747	$236	$332	$826	$905

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

The following table presents the fair values for foreign currency hedge contracts that do not meet the criteria to be accounted for as cash flow hedging instruments:

	December 31,	December 31,
(In millions)	2021	2020
Fair Values — Current asset (liability):
Accounts receivable	$9	$1
Other current liabilities	(4)	(27)

At December 31, 2021 and 2020, these outstanding foreign currency derivatives had notional amounts of $993 million and $1,664 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction gains on derivatives of $35 million in 2021 and net transaction losses on derivatives of $87 million in 2020. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.

The following table presents fair values for foreign currency hedge contracts that meet the criteria to be accounted for as cash flow hedging instruments:

	December 31,	December 31,
(In millions)	2021	2020
Fair Values — Current asset (liability):
Accounts receivable	$1	$—
Other current liabilities	(1)	(7)

At December 31, 2021 and 2020, these outstanding foreign currency derivatives had notional amounts of $63 million and $50 million, respectively, and primarily related to U.S. dollar denominated intercompany transactions. Based on our current forecasts, including the expected ongoing impacts of the COVID-19 pandemic, we believe that it is probable that the underlying hedge transactions will occur within an appropriate time frame in order to continue to qualify for cash flow hedge accounting treatment.

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

The following table presents the classification of changes in fair values of foreign currency contracts that meet the criteria to be accounted for as cash flow hedging instruments (before tax and minority):

	Year Ended December 31,
(In millions)	2021	2020	2019
Amount of gains (losses) deferred to AOCL	$1	$15	$10
Reclassification adjustment for amounts recognized in CGS	(2)	(13)	(14)

The estimated net amount of the deferred gains at December 31, 2021 that is expected to be reclassified to earnings within the next twelve months is $2 million.

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

Note 17. Fair Value Measurements

The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheet at December 31:

	Total Carrying Value in the Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2021	2020	2021	2020	2021	2020	2021	2020
Assets:
Investments	$10	$11	$10	$11	$—	$—	$—	$—
Foreign Exchange Contracts	10	1	—	—	10	1	—	—
Total Assets at Fair Value	$20	$12	$10	$11	$10	$1	$—	$—
Liabilities:
Foreign Exchange Contracts	$5	$34	$—	$—	$5	$34	$—	$—
Total Liabilities at Fair Value	$5	$34	$—	$—	$5	$34	$—	$—

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding finance leases, at December 31:

	December 31,	December 31,
(In millions)	2021	2020
Fixed Rate Debt(1):
Carrying amount — liability	$5,781	$4,094
Fair value — liability	6,149	4,283
Variable Rate Debt(1):
Carrying amount — liability	$955	$1,240
Fair value — liability	955	1,197

(1)
Excludes Notes Payable and Overdrafts of $406 million at both December 31, 2021 and 2020, of which $227 million are at fixed rates and $179 million are at variable rates for both periods. The carrying value of Notes Payable and Overdrafts approximates fair value due to the short term nature of the facilities.

Long term debt with fair values of $5,905 million and $4,391 million at December 31, 2021 and 2020, respectively, were estimated using quoted Level 1 market prices. The carrying value of the remaining debt was based upon internal estimates of fair value derived from market prices for similar debt.
Note 18. Pension, Other Postretirement Benefits and Savings Plans

We provide employees with defined benefit pension or defined contribution savings plans. Our hourly U.S. pension plans are frozen, except for certain grandfathered participants in the Cooper Tire hourly pension plans who continue to accrue benefits, and provide benefits based on length of service. The principal salaried U.S. pension plans are frozen and provide benefits based on compensation and length of service. Salaried employees who made voluntary contributions to these plans receive higher benefits. We also provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Substantial portions of retiree health care benefits are not insured and are funded from operations.

During 2021, we recognized settlement charges of $43 million in Other (Income) Expense, primarily related to our salaried U.S pension plan. The settlement charges resulted from total lump sum payments exceeding annual service and interest cost of the applicable plans.

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

During 2019, we recognized settlement charges of $6 million in Other (Income) Expense primarily related to certain of our U.S. pension plans. The settlement charges resulted from total lump sum payments exceeding annual service and interest cost of the applicable plans. During 2019, we also recognized curtailment and special termination benefit charges of $5 million in Rationalizations, primarily related to the acceptance of voluntary buy-outs at Gadsden.

Our U.K. pension plan obligations include $21 million to recognize the estimated impact to our plans from court rulings in 2018 and later, involving a plan with similar features to ours that was sponsored by another company, that required equal guaranteed minimum pension benefits for males and females. The increases were primarily recognized in AOCL during 2018 as prior service cost from plan amendments. The actual impact to our U.K. pension plans is still subject to the finalization of plan amendments in response to the court rulings and potential future judicial decisions.

Total benefits cost and amounts recognized in other comprehensive (income) loss follows:

	Pension Plans
	U.S.			Non-U.S.			Other Postretirement Benefits
(In millions)	2021	2020	2019	2021	2020	2019	2021	2020	2019
Benefits cost (credit):
Service cost	$9	$4	$3	$30	$30	$26	$3	$2	$2
Interest cost	94	126	173	47	56	69	9	8	11
Expected return on plan assets	(196)	(193)	(223)	(48)	(54)	(59)	—	—	—
Amortization of prior service cost (credit)	—	—	—	1	1	2	(6)	(9)	(9)
Amortization of net losses	107	109	112	33	38	29	3	4	3
Net periodic cost	$14	$46	$65	$63	$71	$67	$9	$5	$7
Net curtailments/settlements /termination benefits	41	31	8	2	(4)	3	—	(4)	—
Total benefits cost	$55	$77	$73	$65	$67	$70	$9	$1	$7
Recognized in other comprehensive (income) loss before tax and minority:
Prior service cost (credit) from plan amendments	$—	$—	$—	$3	$3	$(2)	$(4)	$—	$—
(Decrease) increase in net actuarial losses	(45)	108	4	(136)	(100)	201	(20)	5	6
Amortization of prior service (cost) credit in net periodic cost	—	—	—	(2)	(2)	(2)	6	9	9
Amortization of net losses in net periodic cost	(107)	(109)	(112)	(33)	(38)	(29)	(3)	(4)	(3)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements	(41)	(26)	(5)	(2)	(9)	(3)	—	6	2
Total recognized in other comprehensive (income) loss before tax and minority	$(193)	$(27)	$(113)	$(170)	$(146)	$165	$(21)	$16	$14
Total recognized in total benefits cost and other comprehensive (income) loss before tax and minority	$(138)	$50	$(40)	$(105)	$(79)	$235	$(12)	$17	$21

Service cost is recorded in CGS or SAG. Other components of net periodic cost are recorded in Other (Income) Expense. Net curtailments, settlements and termination benefits are recorded in Other (Income) Expense or Rationalizations if related to a rationalization plan.

We use the fair value of pension assets in the calculation of pension expense for all plans.

Total benefits cost for our other postretirement benefits was $5 million, $1 million and $3 million for our U.S. plans in 2021, 2020 and 2019, respectively, and $4 million, $0 million and $4 million for our non-U.S. plans in 2021, 2020 and 2019, respectively.

The Medicare Prescription Drug Improvement and Modernization Act provides plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. Our other postretirement benefits cost is presented net of this subsidy, which is less than $1 million annually.

The change in benefit obligation and plan assets for 2021 and 2020 and the amounts recognized in our Consolidated Balance Sheets at December 31, 2021 and 2020 are as follows:

	Pension Plans
	U.S.		Non-U.S.		Other Postretirement Benefits
(In millions)	2021	2020	2021	2020	2021	2020
Change in benefit obligation:
Beginning balance	$(5,235)	$(5,009)	$(3,382)	$(3,195)	$(236)	$(241)
Service cost — benefits earned	(9)	(4)	(30)	(30)	(3)	(2)
Interest cost	(94)	(126)	(47)	(56)	(9)	(8)
Plan amendments	—	—	(3)	(3)	4	—
Actuarial gain (loss)	153	(520)	168	(123)	21	(4)
Participant contributions	—	—	(1)	(3)	(8)	(8)
Curtailments/settlements/ termination benefits	90	51	10	21	—	—
Acquisition of Cooper Tire (1)	(1,088)	—	(450)	—	(205)	—
Foreign currency translation	—	—	118	(133)	2	4
Benefit payments	385	373	153	140	28	23
Ending balance	$(5,798)	$(5,235)	$(3,464)	$(3,382)	$(406)	$(236)
Change in plan assets:
Beginning balance	$4,970	$4,780	$3,041	$2,740	$—	$—
Actual return on plan assets	86	605	(9)	305	—	—
Company contributions to plan assets	29	—	30	20	—	—
Cash funding of direct participant payments	10	14	22	22	20	15
Participant contributions	—	—	1	3	8	8
Settlements	(90)	(56)	(10)	(8)	—	—
Acquisition of Cooper Tire (1)	1,100	—	412	—	—	—
Foreign currency translation	—	—	(62)	99	—	—
Benefit payments	(385)	(373)	(153)	(140)	(28)	(23)
Ending balance	$5,720	$4,970	$3,272	$3,041	$—	$—
Funded status at end of year	$(78)	$(265)	$(192)	$(341)	$(406)	$(236)

(1)
Represents the fair value of Cooper Tire related benefit plan obligations and plan assets as of the Closing Date.

Significant actuarial gains or losses related to changes in benefit obligations for 2021 and 2020 primarily resulted from changes in discount rates.

Other postretirement benefits unfunded status was $292 million and $106 million for our U.S. plans at December 31, 2021 and 2020, respectively, and $114 million and $130 million for our non-U.S. plans at December 31, 2021 and 2020, respectively.

The funded status recognized in the Consolidated Balance Sheets consists of:

	Pension Plans				Other Postretirement
	U.S.		Non-U.S.		Benefits
(In millions)	2021	2020	2021	2020	2021	2020
Noncurrent assets	$96	$—	$432	$408	$—	$—
Current liabilities	(7)	(11)	(22)	(22)	(25)	(16)
Noncurrent liabilities	(167)	(254)	(602)	(727)	(381)	(220)
Net amount recognized	$(78)	$(265)	$(192)	$(341)	$(406)	$(236)

The amounts recognized in AOCL, net of tax and minority interest, consist of:

	Pension Plans				Other Postretirement
	U.S.		Non-U.S.		Benefits
(In millions)	2021	2020	2021	2020	2021	2020
Prior service (credit) cost	$(3)	$(3)	$26	$25	$(5)	$(7)
Net actuarial loss	2,160	2,353	465	636	7	30
Gross amount recognized	2,157	2,350	491	661	2	23
Deferred income taxes	3	(43)	(64)	(104)	(23)	(29)
Minority shareholders’ equity	—	—	(1)	(2)	—	—
Net amount recognized	$2,160	$2,307	$426	$555	$(21)	$(6)

The following table presents significant weighted average assumptions used to determine benefit obligations at December 31:

	Pension Plans		Other Postretirement Benefits
	2021	2020	2021	2020
Discount rate:
—U.S.	2.82%	2.42%	2.87%	2.34%
—Non-U.S.	2.01	1.49	4.69	4.09
Rate of compensation increase:
—U.S.	N/A	N/A	N/A	N/A
—Non-U.S.	2.77	2.89	N/A	N/A

The following table presents significant weighted average assumptions used to determine benefits cost for the years ended December 31:

	Pension Plans			Other Postretirement Benefits
	2021	2020	2019	2021	2020	2019
Discount rate for determining interest cost:
—U.S.	1.72%	2.66%	3.85%	1.97%	2.68%	3.79%
—Non-U.S.	1.82	2.26	2.84	6.54	5.68	6.25
Expected long term return on plan assets:
—U.S.	3.74	4.22	5.25	N/A	N/A	N/A
—Non-U.S.	2.27	2.52	2.95	N/A	N/A	N/A
Rate of compensation increase:
—U.S.	N/A	N/A	N/A	N/A	N/A	N/A
—Non-U.S.	2.89	2.92	2.91	N/A	N/A	N/A

For 2021, a weighted average discount rate of 1.72% was used to determine interest cost for the U.S. pension plans. This rate was derived from spot rates along a yield curve developed from a portfolio of corporate bonds from issuers rated AA or higher by established rating agencies as of December 31, 2020, or June 7, 2021 for the Cooper Tire pension plans, applied to our expected benefit payment cash flows. For our non-U.S. locations, a weighted average discount rate of 1.82% was used. This rate was developed based on the nature of the liabilities and local environments, using available bond indices, yield curves, projected cash flows, and long term inflation.

For 2021, an assumed weighted average long term rate of return of 3.74% was used for the U.S. pension plans. In developing the long term rate of return, we evaluated input from our pension fund consultant on asset class return expectations, including determining the appropriate rate of return for our plans, which are substantially invested in fixed income securities. For our non-U.S. locations, an assumed weighted average long term rate of return of 2.27% was used. Input from local pension fund consultants concerning asset class return expectations and long term inflation form the basis of this assumption.

The U.S. pension plan mortality assumption is based on our actual historical experience or published actuarial tables, and expected future mortality improvements based on published actuarial tables. For our non-U.S. locations, mortality assumptions are based on published actuarial tables which include projections of future mortality improvements.

The following table presents estimated future benefit payments from the plans as of December 31, 2021. Benefit payments for other postretirement benefits are presented net of retiree contributions and Medicare Part D Subsidy Receipts:

	Pension Plans		Other Postretirement
(In millions)	U.S.	Non-U.S.	Benefits
2022	$476	$155	$26
2023	432	147	26
2024	421	151	25
2025	408	153	25
2026	406	156	25
2027-2031	1,830	831	121

The following table presents selected information on our pension plans:

	U.S.		Non-U.S.
(In millions)	2021	2020	2021	2020
All plans:
Accumulated benefit obligation	$5,780	$5,220	$3,385	$3,284
Plans not fully-funded:
Projected benefit obligation	$1,847	$5,235	$1,273	$933
Accumulated benefit obligation	1,829	5,220	1,216	856
Fair value of plan assets	1,674	4,970	650	185

Certain non-U.S. subsidiaries maintain unfunded pension plans consistent with local practices and requirements. At December 31, 2021, these plans accounted for $226 million of our accumulated pension benefit obligation, $253 million of our projected pension benefit obligation, and $57 million of our AOCL adjustment. At December 31, 2020, these plans accounted for $264 million of our accumulated pension benefit obligation, $299 million of our projected pension benefit obligation, and $90 million of our AOCL adjustment.

We expect to contribute $25 million to $50 million to our funded pension plans in 2022.

Assumed health care cost trend rates at December 31 follow:

	2021	2020
Health care cost trend rate assumed for the next year	6.5%	6.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0	5.0
Year that the rate reaches the ultimate trend rate	2028	2025

Our pension plan weighted average investment allocation at December 31, by asset category, follows:

	U.S.		Non-U.S.
	2021	2020	2021	2020
Cash and short term securities	1%	3%	2%	2%
Equity securities	6	4	6	4
Debt securities	92	93	90	93
Alternatives	1	—	2	1
Total	100%	100%	100%	100%

Our pension investment policies recognize the long term nature of pension liabilities, and are primarily designed to offset the future impact of discount rate movements on the funded status for our plans, with target return-seeking allocations based upon given funded ratio levels. All assets are managed externally according to target asset allocation guidelines we have established. Manager guidelines prohibit the use of any type of investment derivative without our prior approval. Portfolio risk is controlled by having managers comply with guidelines, establishing the maximum size of any single holding in their portfolios, and using managers with different investment styles. We periodically undertake asset and liability modeling studies to determine the appropriateness of the investments.

The portfolio of our U.S. pension plan assets includes holdings of global high quality and high yield fixed income securities, fixed income, equity and real estate collective trust funds, short term interest bearing deposits, and private equity and credit securities. The target asset allocation of our U.S. pension plans is 91% in duration-matched fixed income securities, 5% in private equity and credit securities, 3% in equity securities and 1% in real estate funds. Actual U.S. pension fund asset allocations are reviewed on a periodic basis and the pension funds are rebalanced to target ranges on an as needed basis.

The portfolios of our non-U.S. pension plans include holdings of U.S. and non-U.S. equities, global high quality and high yield fixed income securities, insurance contracts, repurchase agreements, and short term interest bearing deposits. The weighted average target asset allocation of the non-U.S. pension funds is approximately 95% fixed income and 5% equities.

The fair values of our pension plan assets at December 31, 2021 by asset category are as follows:

	U.S.				Non-U.S
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Short Term Securities	$71	$71	$—	$—	$56	$51	$5	$—
Equity Securities
Common and Preferred Stock	—	—	—	—	28	28	—	—
Commingled Funds	—	—	—	—	20	20	—	—
Mutual Funds	—	—	—	—	37	8	29	—
Debt Securities
Corporate Bonds	2,673	—	2,673	—	286	5	281	—
Government Bonds	958	—	958	—	2,391	71	2,320	—
Repurchase Agreements	—	—	—	—	(570)	—	(570)	—
Asset Backed Securities	172	—	172	—	26	7	19	—
Commingled Funds	—	—	—	—	29	20	9	—
Mutual Funds	—	—	—	—	9	9	—	—
Alternatives
Insurance Contracts	1	—	—	1	25	—	—	25
Derivatives	4	—	4	—	2	—	2	—
Total Investments in the Fair Value Hierarchy	3,879	$71	$3,807	$1	2,339	$219	$2,095	$25
Investments Measured at Net Asset Value, as Practical Expedient:
Equity Securities
Commingled Funds	8				102
Mutual Funds	167				2
Partnership Interests	161				13
Debt Securities
Mutual Funds	877				76
Commingled Funds	388				708
Partnership Interests	143				39
Short Term Securities
Commingled Funds	78				19
Pooled Separate Accounts	10				—
Alternatives
Commingled Funds	60				39
Total Investments	5,771				3,337
Other	(51)				(65)
Total Plan Assets	$5,720				$3,272

The fair values of our pension plan assets at December 31, 2020 by asset category are as follows:

	U.S.				Non-U.S
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Short Term Securities	$122	$122	$—	$—	$46	$42	$4	$—
Equity Securities
Common and Preferred Stock	—	—	—	—	24	24	—	—
Commingled Funds	—	—	—	—	19	19	—	—
Mutual Funds	—	—	—	—	6	6	—	—
Debt Securities
Corporate Bonds	2,843	—	2,842	1	230	24	206	—
Government Bonds	1,038	—	1,038	—	2,503	42	2,461	—
Repurchase Agreements	—	—	—	—	(650)	—	(650)	—
Asset Backed Securities	280	—	280	—	76	8	68	—
Commingled Funds	—	—	—	—	20	20	—	—
Mutual Funds	—	—	—	—	19	9	10	—
Alternatives
Insurance Contracts	2	—	—	2	28	—	—	28
Other Investments	7	—	7	—	6	—	5	1
Total Investments in the Fair Value Hierarchy	4,292	$122	$4,167	$3	2,327	$194	$2,104	$29
Investments Measured at Net Asset Value, as Practical Expedient:
Equity Securities
Commingled Funds	23				62
Mutual Funds	—				4
Partnership Interests	166				—
Debt Securities
Mutual Funds	148				81
Commingled Funds	295				665
Partnership Interests	102				—
Short Term Securities
Commingled Funds	22				3
Alternatives
Commingled Funds	—				6
Total Investments	5,048				3,148
Other	(78)				(107)
Total Plan Assets	$4,970				$3,041

At December 31, 2021 and 2020, the Plans did not directly hold any of our common stock.

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. Investments that are measured at Net Asset Value ("NAV") as a practical expedient to estimate fair value are not classified in the fair value hierarchy. Under the practical expedient approach, the NAV is based on the fair value of the underlying investments held by each fund less its liabilities. This practical expedient would not be used when it is determined to be probable that the fund will sell the investment for an amount different than the reported NAV. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to total plan assets. Valuation methodologies used for assets and liabilities measured at fair value are as follows:

•
Cash and Short Term Securities: Cash and cash equivalents consist of U.S. and foreign currencies. Foreign currencies are reported in U.S. dollars based on currency exchange rates readily available in active markets. Short term securities held in commingled funds or pooled separate accounts are valued at the NAV of units held at year end, as determined by the investment manager.
•
Equity Securities: Common and preferred stock, which are held in non-U.S. companies, are valued at the closing price reported on the active market on which the individual securities are traded. Commingled funds are primarily valued at the NAV of units held at year end, as determined by a pricing vendor or the fund family. Mutual funds are valued at the NAV of shares held at year end, as determined by the closing price reported on the active market on which the individual securities are traded, or a pricing vendor or the fund family if an active market is not available. Partnership interests in private equity securities are priced based on valuations using the partnership’s latest available financial statements and the plan's percent ownership, adjusted for any cash transactions which occurred between the date of those financial statements and our year end.
•
Debt Securities: Corporate and government bonds, including asset backed securities, are valued at the closing price reported on the active market on which the individual securities are traded, or based on institutional bid evaluations using proprietary models if an active market is not available. Repurchase agreements are valued at the contract price plus accrued interest. These secured borrowings are collateralized by government bonds held by the non-U.S. plans and have maturities less than one year. Commingled funds are primarily valued at the NAV of units held at year end, as determined by a pricing vendor or the fund family. Mutual funds are valued at the NAV of shares held at year end, as determined by the closing price reported on the active market on which the individual securities are traded, or a pricing vendor or the fund family if an active market is not available. Partnership interests in private credit securities are priced based on valuations using the partnership’s latest available financial statements and the plan's percent ownership, adjusted for any cash transactions which occurred between the date of those financial statements and our year end.
•
Alternatives: Commingled funds, which primarily consist of real estate funds, are valued based on the NAV as determined by the fund manager using the most recent financial information available. Other investments primarily include derivative financial instruments, which are valued using independent pricing sources which utilize industry standard derivative valuation models. Directed insurance contracts are valued as reported by the issuer, based on discounted cash flows using weighted average discount rates of 2.1% and 1.7% at December 31, 2021 and 2020, respectively.

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

The following table sets forth a summary of changes in fair value of the non-U.S. pension plan insurance contracts classified as Level 3:

(In millions)	2021	2020
Balance, beginning of year	$28	$22
Unrealized gains relating to instruments still held at the reporting date	(1)	3
Purchases, sales, issuances and settlements (net)	—	1
Foreign currency translation	(2)	2
Balance, end of year	$25	$28

Savings Plans

Substantially all employees in the U.S. and employees of certain non-U.S. locations are eligible to participate in a defined contribution savings plan. Expenses recognized for contributions to these plans were $116 million, $100 million and $110 million for 2021, 2020 and 2019, respectively.

Note 19. Stock Compensation Plans

Our stock compensation plans (collectively, the “Plans”) permit the grant of stock options, stock appreciation rights (“SARs”), performance share units, restricted stock, restricted stock units and other stock-based awards to employees and directors. Our current stock compensation plan, the 2017 Performance Plan, was adopted on April 10, 2017 and expires on April 9, 2027. A total of 18 million shares of our common stock may be issued in respect of grants made under the 2017 Performance Plan. Any shares of common stock that are subject to awards of stock options or SARs will be counted as one share for each share granted for purposes of the aggregate share limit and any shares of common stock that are subject to any other awards will be counted as 2 shares for each share granted for purposes of the aggregate share limit. In addition, shares of common stock that are subject to awards issued under the 2017 Performance Plan or certain prior Plans that expire according to their terms or are forfeited, terminated, canceled or surrendered or are settled, or can be paid, only in cash, or are surrendered in payment of taxes associated with such awards (other than stock options or SARs) will be available for issuance pursuant to a new award under the 2017 Performance Plan. Shares issued under our Plans are usually issued from shares of our common stock held in treasury.

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

The following table summarizes the activity related to options during 2021:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 1	8,700,732	$15.97
Options granted	—	—
Options exercised	(2,028,083)	12.83		$11
Options expired	(60,892)	14.28
Options cancelled	(172,956)	14.00
Outstanding at December 31	6,438,801	17.03	6.1	46
Vested and expected to vest at December 31	6,360,051	17.11	6.1	45
Exercisable at December 31	3,044,514	24.73	3.9	8
Available for grant at December 31	3,310,039

In addition, the aggregate intrinsic value of options exercised in 2020 and 2019 was $0 million and $3 million, respectively.

Significant option groups outstanding at December 31, 2021 and related weighted average exercise price and remaining contractual term information follows:

Grant Date	Options Outstanding	Options Exercisable	Exercise Price	Remaining Contractual Term (Years)
2/25/2020	3,792,384	398,097	$10.12	8.16
2/27/2017	556,409	556,409	35.26	5.16
2/22/2016	537,126	537,126	29.90	4.15
2/23/2015	483,150	483,150	27.16	3.15
2/24/2014	371,480	371,480	26.44	2.15
2/28/2013	244,914	244,914	12.98	1.16
2/27/2012	101,350	101,350	12.94	0.16
All Other	351,988	351,988	(1)	(1)
	6,438,801	3,044,514

(1)
Options in the “All other” category had exercise prices ranging from $9.54 to $32.72. The weighted average exercise price for options outstanding and exercisable in that category was $23.13 for both, while the remaining weighted average contractual term was 2.5 years for both.

Weighted average grant date fair values of stock options and the assumptions used in estimating those fair values are as follows:

2020
Weighted average grant date fair value	$10.12
Black-Scholes model assumptions(1):
Expected term (years)	7.50
Interest rate	1.29%
Volatility	41.28%
Dividend yield	6.54%

(1)
We review the assumptions used in our Black-Scholes model in conjunction with estimating the grant date fair value of grants of options by our Board of Directors. There were no stock options granted during 2021 or 2019.

Performance Share Units

Performance share units granted under the Plans are earned over a three-year period beginning January 1 of the year of grant. Total units earned for grants made in 2021 may vary between 0% and 200%, and grants made during 2020 and 2019 may vary between 0% and 133% and 0% and 200%, respectively, of the units granted based on the attainment of performance targets during the related three-year period and continued service. The performance targets are established by the Board of Directors. All of the units earned will be settled through the issuance of an equivalent number of shares of our common stock and are equity classified.

The following table summarizes the activity related to performance share units during 2021:

	Units	Weighted Average Grant Date Fair Value
Unvested at January 1	594,780	$15.02
Units granted	911,550	19.32
Units vested	(250,293)	18.43
Units forfeited	(7,961)	17.71
Unvested at December 31	1,248,076	17.46

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

The following table summarizes the activity related to restricted stock units during 2021:

	Units	Weighted Average Grant Date Fair Value
Unvested at January 1	2,927,936	$18.80
Units granted	771,038	16.63
Units vested	(1,137,026)	24.34
Units forfeited	(114,969)	15.98
Unvested at December 31	2,446,979	15.20
Units vested but not released	482,505	23.86
Outstanding at December 31	2,929,484	16.63

We measure the fair value of grants of restricted stock units based on the closing market price of a share of our common stock on the date of the grant.

Other Information

Stock-based compensation expense, cash payments made to settle SARs and cash received from the exercise of stock options follows:

(In millions)	2021	2020	2019
Stock-based compensation expense recognized	$36	$31	$27
Tax benefit	(8)	(8)	(7)
After-tax stock-based compensation expense	$28	$23	$20
Cash payments to settle SARs	$—	$—	$—
Cash received from stock option exercises	$26	$—	$2

As of December 31, 2021, unearned compensation cost related to the unvested portion of all stock-based awards was $64 million and is expected to be recognized over the remaining vesting period of the respective grants, through the fourth quarter of 2024.

Note 20. Commitments and Contingent Liabilities

Environmental Matters

We have recorded liabilities totaling $80 million and $64 million at December 31, 2021 and 2020, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. The increase in our recorded reserve during 2021 was primarily related to the acquisition of Cooper Tire. Of these amounts, $21 million and $16 million were included in Other Current Liabilities at December 31, 2021 and 2020, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.

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

Workers’ Compensation

We have recorded liabilities, on a discounted basis, totaling $194 million and $196 million for anticipated costs related to workers’ compensation at December 31, 2021 and 2020, respectively. Of these amounts, $38 million and $29 million were included in Current Liabilities as part of Compensation and Benefits at December 31, 2021 and 2020, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At December 31, 2021 and 2020, the liability was discounted using a risk-free rate of return. At December 31, 2021, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $25 million.

General and Product Liability and Other Litigation

We have recorded liabilities totaling $390 million and $285 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at December 31, 2021 and 2020, respectively. The increase from December 31, 2020 was primarily due to the acquisition of Cooper Tire. Of these amounts, $41 million and $38 million were included in Other Current Liabilities at December 31, 2021 and 2020, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at December 31, 2021, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.

We have recorded an indemnification asset within Accounts Receivable of $1 million and within Other Assets of $20 million for Sumitomo Rubber Industries, Ltd.'s ("SRI") obligation to indemnify us for certain product liability claims related to products manufactured by a formerly consolidated joint venture entity, subject to certain caps and restrictions.

Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and federal courts. To date, we have disposed of approximately 155,700 claims by defending, obtaining a dismissal thereof, or entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled $560 million and $563 million through December 31, 2021 and 2020, respectively.

A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

(Dollars in millions)	2021	2020	2019
Pending claims, beginning of year	38,700	39,600	43,100
New claims filed during the year	1,000	1,100	1,500
Claims settled/dismissed	(1,500)	(2,000)	(5,000)
Pending claims, end of year	38,200	38,700	39,600
Payments(1)	$15	$13	$22

(1)
Represents cash payments made during the period by us and our insurers on asbestos litigation defense and claim resolution.

We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $131 million and $149 million at December 31, 2021 and 2020, respectively. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future may result in an increase in the recorded obligation, and that increase could be significant.

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

We recorded an insurance receivable related to asbestos claims of $77 million and $90 million at December 31, 2021 and 2020, respectively. We expect that approximately 60% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $12 million and $13 million were included in Current Assets as part of Accounts Receivable at December 31, 2021 and December 31, 2020, respectively. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.

We believe that, at December 31, 2021, we had approximately $540 million in excess level policy limits applicable to indemnity and defense costs for asbestos products claims under coverage-in-place agreements. We also had additional unsettled excess level policy limits potentially applicable to such costs. In addition, we had coverage under certain primary policies for indemnity and defense costs for asbestos products claims under remaining aggregate limits pursuant to a coverage-in-place agreement, as well as coverage for indemnity and defense costs for asbestos premises claims pursuant to coverage-in-place agreements.

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

Binding Commitments and Guarantees

At December 31, 2021, we had binding commitments for raw materials, capital expenditures, utilities and various other types of contracts. Total commitments on contracts that extend beyond 2022 are expected to total approximately $1.6 billion. In addition, we have other contractual commitments, the amounts of which cannot be estimated, pursuant to certain long term agreements under which we will purchase varying amounts of certain raw materials and finished goods at agreed upon base prices that may be subject to periodic adjustments for changes in raw material costs and market price adjustments, or in quantities that may be subject to periodic adjustments for changes in our or our suppliers' production levels.

We have off-balance sheet financial guarantees and other commitments totaling $34 million and $73 million at December 31, 2021 and 2020, respectively. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. We generally do not receive a separate premium as consideration for, and do not require collateral in connection with, the issuance of these guarantees.

In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of $46 million to an insurance company related to SRI's obligation to pay certain outstanding workers' compensation claims of a formerly consolidated joint venture entity. As of December 31, 2021, this guarantee amount has been reduced to $20 million. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to continue to decrease over time as the formerly consolidated joint venture entity pays its outstanding claims.

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

At December 31, 2021, we had an agreement to provide a revolving loan commitment to TireHub of up to $100 million. As of December 31, 2021, no funds were drawn on this commitment.

Indemnifications

At December 31, 2021, we were a party to various agreements under which we had assumed obligations to indemnify the counterparties from certain potential claims and losses. These agreements typically involve standard commercial activities undertaken by us in the normal course of business; the sale of assets by us; the formation or dissolution of joint venture businesses to which we had contributed assets in exchange for ownership interests; and other financial transactions. Indemnifications provided by us pursuant to these agreements relate to various matters including, among other things, environmental, tax and shareholder matters; intellectual property rights; government regulations; employment-related matters; and dealer, supplier and other commercial matters.

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

Warranty

We recorded $37 million and $22 million for potential claims under warranties offered by us at December 31, 2021 and December 31, 2020, respectively, the majority of which are recorded in Other Current Liabilities.

The following table presents changes in the warranty reserve during 2021 and 2020:

(In millions)	2021	2020
Balance at January 1	$22	$22
Cooper Tire acquisition	15	—
Payments made during the period	(29)	(21)
Expense recorded during the period	29	21
Translation adjustment	—	—
Balance at December 31	$37	$22

Note 21. Capital Stock

Dividends

During 2020 and 2019, we paid cash dividends of $37 million and $148 million, respectively, on our common stock. This excludes dividends earned on stock based compensation plans of $1 million and $2 million for the years 2020 and 2019, respectively. On April 16, 2020, we announced that we have suspended the quarterly dividend on our common stock.

Common Stock Repurchases

We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During 2021, 2020 and 2019, we did not repurchase any shares from employees.

Cooper Tire Acquisition

In connection with the acquisition of Cooper Tire, we issued 46,060,349 shares of common stock. Refer to Note to the Consolidated Financial Statements No. 2, Cooper Tire Acquisition.

Note 22. Accumulated Other Comprehensive Loss

The following table presents changes in AOCL by component for the years ended December 31, 2021, 2020 and 2019, after tax and minority interest:

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2018	$(1,160)	$(2,923)	$7	$(4,076)
Other comprehensive income (loss) before reclassifications(1)	4	(168)	10	(154)
Amounts reclassified from accumulated other comprehensive loss	—	108	(14)	94
Balance at December 31, 2019	$(1,156)	$(2,983)	$3	$(4,136)
Other comprehensive income (loss) before reclassifications(1)	(128)	(4)	15	(117)
Amounts reclassified from accumulated other comprehensive loss	—	131	(13)	118
Balance at December 31, 2020	$(1,284)	$(2,856)	$5	$(4,135)
Other comprehensive income (loss) before reclassifications	(118)	153	1	36
Amounts reclassified from accumulated other comprehensive loss	—	138	(2)	136
Balance at December 31, 2021	$(1,402)	$(2,565)	$4	$(3,963)

(1)
Includes adjustments to AOCL of $27 million and $(32) million in 2020 and 2019, respectively, to adjust the respective prior year obligation of our frozen U.K. pension plan.

The following table presents reclassifications out of AOCL for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(In millions) (Income) Expense	2021	2020	2019
Component of AOCL	Amount Reclassified from AOCL			Affected Line Item in the Consolidated Statements of Operations
Amortization of prior service cost and unrecognized gains and losses	$139	$144	$137	Other (Income) Expense
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures	43	29	6	Other (Income) Expense / Rationalizations
Unrecognized Net Actuarial Losses and Prior Service Costs, before tax	$182	$173	$143
Tax effect	(44)	(42)	(35)	United States and Foreign Taxes
Net of tax	$138	$131	$108	Goodyear Net Income (Loss)
Deferred Derivative (Gains) Losses	$(2)	$(13)	$(14)	Cost of Goods Sold
Tax effect	—	—	—	United States and Foreign Taxes
Net of tax	$(2)	$(13)	$(14)	Goodyear Net Income (Loss)
Total reclassifications	$136	$118	$94	Goodyear Net Income (Loss)

The following table presents the details of comprehensive income (loss) attributable to minority shareholders:

	Year Ended December 31,
(In millions)	2021	2020	2019
Net Income Attributable to Minority Shareholders	$16	$4	$14
Other Comprehensive Income (Loss):
Foreign currency translation	(21)	(6)	1
Decrease/Increase in net actuarial losses	1	(1)	—
Other Comprehensive Income (Loss)	$(20)	$(7)	$1
Comprehensive Income (Loss) Attributable to Minority Shareholders	$(4)	$(3)	$15

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

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2021 (the end of the period covered by this Annual Report on Form 10-K).

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On June 7, 2021, we completed the acquisition of Cooper Tire, which operated under its own set of systems and internal controls. Subsequent to the acquisition, we began the process of integrating certain of Cooper Tire's processes to our internal control over financial reporting environment. This integration will continue during the first year of the business combination.

ITEM 9B. OTHER INFORMATION.

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item about Goodyear’s executive officers is included in Part I, “Item 1. Business” of this Annual Report on Form 10-K under the caption “Information About Our Executive Officers.” All other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 11, 2022 to be filed with the SEC pursuant to Regulation 14A (the "Proxy Statement").

Code of Business Conduct and Code of Ethics

Goodyear has adopted a code of business conduct and ethics for directors, officers and employees, known as the Business Conduct Manual. Goodyear also has adopted a conflict of interest policy applicable to directors and executive officers. Both of these documents are available on Goodyear’s website at https://corporate.goodyear.com/us/en/investors/governance/documents-charters.html. Shareholders may request a free copy of these documents from:

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

Corporate Governance Guidelines and Certain Committee Charters

Goodyear has adopted Corporate Governance Guidelines as well as charters for its Audit, Compensation and Governance Committees. These documents are available on Goodyear’s website at https://corporate.goodyear.com/us/en/investors/governance/documents-charters.html. Shareholders may request a free copy of any of these documents from the address and phone number set forth above under “Code of Business Conduct and Code of Ethics.”

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

ITEM 16. FORM 10-K SUMMARY.

None.

FINANCIAL STATEMENT SCHEDULES

ITEMS 8 AND 15(a)(2) OF FORM 10-K

FOR THE COMPANY'S

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

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

FS-1

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31,

(In millions)

			Additions
Description	Balance at beginning of period		Charged (credited) to income	Charged (credited) to AOCL	Deductions from reserves (b)	Translation adjustment during period	Balance at end of period
			2021
Allowance for doubtful accounts	$150		$5	$-	$(24)	$(8)	$123
Valuation allowance — deferred tax assets	1,469		(418)	(7)	-	-	1,044

			2020
Allowance for doubtful accounts	$126	(a)	$30	$-	$(11)	$5	$150
Valuation allowance — deferred tax assets	982		488	(1)	-	-	1,469

			2019
Allowance for doubtful accounts	$113		$13	$-	$(14)	$(1)	$111
Valuation allowance — deferred tax assets	317		661	4	-	-	982

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

For the Year Ended December 31, 2021

INDEX OF EXHIBITS

Exhibit Table Item No.	Description of Exhibit	Exhibit Number

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

(a)

Agreement and Plan of Merger, dated as of February 22, 2021, by and among the Company, Vulcan Merger Sub Inc. and Cooper Tire & Rubber Company (incorporated by reference, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed February 25, 2021, File No. 1-1927).**

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

(c)

Indenture, dated as of March 17, 1997, between Cooper Tire & Rubber Company and The Chase Manhattan Bank (now The Bank of New York Mellon Corporation), as Trustee (incorporated by reference, filed as Exhibit 4.1 to Cooper Tire & Rubber Company’s Registration Statement on Form S-3, filed October 15, 1999, File No. 001-04329).

(d)

Indenture, dated as of August 13, 2010, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 13, 2010, File No. 1-1927), as supplemented by the Fifth Supplemental Indenture thereto, dated as of May 13, 2016, in respect of the Company’s 5% Senior Notes due 2026 (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed May 13, 2016, File No. 1-1927), as supplemented by the Sixth Supplemental Indenture thereto, dated as of March 7, 2017, in respect of the Company’s 4.875% Senior Notes due 2027 (incorporated by reference, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K, filed March 7, 2017, File No. 1-1927), as supplemented by the Seventh Supplemental Indenture thereto, dated as of May 18, 2020, in respect of the Company’s 9.5% Senior Notes due 2025 (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed May 18, 2020, File No. 1-1927), as supplemented by the Eighth Supplemental Indenture thereto, dated as of April 6, 2021, in respect of the Company’s 5.25% Senior Notes due April 2031 (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 6, 2021, File No. 1-1927), as supplemented by the Ninth Supplemental Indenture thereto, dated as of April 6, 2021, in respect of the Company’s 5.625% Senior Notes due 2033 (incorporated by reference, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed April 6, 2021, File No. 1-1927), as supplemented by the Tenth Supplemental Indenture thereto, dated as of May 18, 2021, in respect of the Company’s 5% Senior Notes due 2029 (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed May 18, 2021, File No. 1-1927), and as supplemented by the Eleventh Supplemental Indenture thereto, dated as of May 18, 2021, in respect of the Company’s 5.25% Senior Notes due July 2031 (incorporated by reference, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed May 18, 2021, File No. 1-1927).

(e)

Registration Rights Agreement with respect to the Company’s 5% Senior Notes due 2029, dated as of May 18, 2021, among the Company, the subsidiary guarantors party thereto and J.P. Morgan Securities LLC (incorporated by reference, filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K, filed May 18, 2021, File No. 1-1927).

(f)

Registration Rights Agreement with respect to the Company’s 5.25% Senior Notes due July 2031, dated as of May 18, 2021, among the Company, the subsidiary guarantors party thereto and J.P. Morgan Securities LLC (incorporated by reference, filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K, filed May 18, 2021, File No. 1-1927).

(g)

Indenture, dated as of September 28, 2021, among Goodyear Europe B.V, as Issuer, the Company, as Parent Guarantor, the subsidiary guarantors party thereto, Deutsche Trustee Company Limited, as Trustee, Deutsche Bank AG, London Branch, as Principal Paying Agent and Transfer Agent, and Deutsche Bank Luxembourg S.A., as Registrar and Transfer Agent, in respect of GEBV's 2.75% Senior Notes due 2028 (incorporated by reference, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed September 28, 2021, File No. 1-1927).

(h)	Description of Common Stock (incorporated by reference, filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, File No. 1-1927).

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

(a)

Amended and Restated First Lien Credit Agreement, dated as of June 7, 2021, among the Company, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, File No. 1-1927).**

(b)

Reaffirmation of First Lien Guarantee and Collateral Agreement, dated as of June 7, 2021, among the Company, the subsidiaries of the Company identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, File No. 1-1927).

(c)	Amended and Restated Revolving Credit Agreement, dated as of March 27, 2019, as amended as of December 7, 2021, among the Company, Goodyear Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear Operations S.A. (formerly known as Goodyear Dunlop Tires Operations S.A.), the lenders party thereto, J.P. Morgan AG (as successor to J.P. Morgan Europe Limited), as Administrative Agent, JPMorgan Chase Bank, N.A., as Collateral Agent, BGL BNP Paribas S.A., as Syndication Agent, and the documentation agents, joint bookrunners and joint lead arrangers identified therein.**	10.1

(d)

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

(e)

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

(f)	Amended and Restated General Master Purchase Agreement dated December 10, 2004, as last amended and restated on October 11, 2021, between Ester Finance Technologies, as Purchaser, Credit Agricole Leasing & Factoring, as Agent, Credit Agricole Corporate and Investment Bank, as Joint Lead Arranger and as Calculation Agent, Natixis, as Joint Lead Arranger, Dunlop Tyres Limited, as Centralising Unit, and the Sellers listed therein.**	10.2

(g)*	2017 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 13, 2017, File No. 1-1927).

(h)*	Form of Non-Qualified Stock Option Grant Agreement (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 8, 2017, File No. 1-1927).

(i)*

Form of Non-Qualified Stock Option with Tandem Stock Appreciation Right Grant Agreement (incorporated by reference, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 8, 2017, File No. 1-1927).

(j)*	Form of Non-Qualified Stock Option Retention Grant Agreement (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 28, 2020, File No. 1-1927).

(k)*	Form of Incentive Stock Option Grant Agreement (incorporated by reference, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 8, 2017, File No. 1-1927).

(l)*	Form of Performance Share Grant Agreement (incorporated by reference, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed June 8, 2017, File No. 1-1927).

(m)*	Form of Performance Share Continuous Vesting Grant Agreement (incorporated by reference, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 28, 2020, File No. 1-1927).

(n)*	Form of Executive Performance Unit Grant Agreement (incorporated by reference, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed June 8, 2017, File No. 1-1927).

(o)*

Form of Executive Performance Unit Continuous Vesting Grant Agreement (incorporated by reference, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed February 28, 2020, File No. 1-1927).

(p)*	Form of Restricted Stock Unit Retention Grant Agreement (incorporated by reference, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed June 8, 2017, File No. 1-1927).

(q)*	Form of Restricted Stock Unit Annual Grant Agreement (incorporated by reference, filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed June 8, 2017, File No. 1-1927).

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

(v)*

Goodyear Supplementary Pension Plan (December 31, 2021 Restatement) (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 10, 2021, File No. 1-1927).

(w)*

Defined Benefit Excess Benefit Plan of the Company, as amended and restated as of October 7, 2008, effective as of January 1, 2005 (incorporated by reference, filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).

(x)*

Defined Contribution Excess Benefit Plan of the Company, adopted October 7, 2008, effective as of January 1, 2005, as amended and restated effective January 1, 2022 (incorporated by reference, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed December 10, 2021, File No. 1-1927).

(y)*

Deferred Compensation Plan for Executives, as amended and restated on October 12, 2020 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, File No. 1-1927).

(z)*	Outside Directors’ Equity Participation Plan, as adopted February 2, 1996 and last amended as of October 4, 2021.	10.3

(aa)*

The Goodyear Tire & Rubber Company Executive Severance and Change in Control Plan, adopted February 28, 2013 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 6, 2013, File No. 1-1927).

(bb)*

Retention Agreement, dated May 24, 2021, between the Company and Darren R. Wells (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 27, 2021, File No. 1-1927).

(cc)*

Retention Agreement, dated May 24, 2021, between the Company and Richard J. Kramer (incorporated by reference, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed May 27, 2021, File No. 1-1927).

(dd)*

Retention Agreement, dated May 24, 2021, between the Company and Stephen R. McClellan (incorporated by reference, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed May 27, 2021, File No. 1-1927).

21	Subsidiaries

(a)	List of Subsidiaries of the Company at December 31, 2021.	21.1

22	Subsidiary Guarantors of Guaranteed Securities

(a)	List of Subsidiary Guarantors.	22.1

23	Consents

(a)	Consent of PricewaterhouseCoopers LLP.	23.1

24	Powers of Attorney

(a)	Power of Attorney of Officers and Directors signing this report.	24.1

31	Rule 13a-14(a) Certifications

(a)	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.2

32	Section 1350 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.	32.1

101	Interactive Data Files

	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	101.INS

	Inline XBRL Taxonomy Extension Schema Document.	101.SCH

	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	101.CAL

	Inline XBRL Taxonomy Extension Definition Linkbase Document.	101.DEF

	Inline XBRL Taxonomy Extension Label Linkbase Document.	101.LAB

	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	101.PRE

104	Cover Page Interactive Data File

The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included as Exhibit 101).

* Indicates management contract or compensatory plan or arrangement.

** Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY

(Registrant)

Date:	February 14, 2022	/s/ RICHARD J. KRAMER
Richard J. Kramer, Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 14, 2022		/s/ RICHARD J. KRAMER
Richard J. Kramer, Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)

Date:	February 14, 2022		/s/ DARREN R. WELLS
Darren R. Wells, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 14, 2022		/s/ EVAN M. SCOCOS
Evan M. Scocos, Vice President and Controller (Principal Accounting Officer)

		JAMES A. FIRESTONE, Director WERNER GEISSLER, Director PETER S. HELLMAN, Director LAURETTE T. KOELLNER, Director KARLA R. LEWIS, Director PRASHANTH MAHENDRA-RAJAH, Director	/s/ DARREN R. WELLS
Date:	February 14, 2022	W. ALAN McCOLLOUGH, Director JOHN E. McGLADE, Director RODERICK A. PALMORE, Director HERA SIU, Director STEPHANIE A. STREETER, Director MICHAEL R. WESSEL, Director THOMAS L. WILLIAMS, Director	Darren R. Wells, Signing as Attorney-in-Fact for the Directors whose names appear opposite.

S-1