Form 10-Q
period 2022-03-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2022-05-06
CIK 42582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at April 30, 2022:	282,465,382

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
EX-104

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2022	2021
Net Sales (Note 3)	$4,908	$3,511
Cost of Goods Sold	3,966	2,751
Selling, Administrative and General Expense	688	564
Rationalizations (Note 4)	11	50
Interest Expense	104	79
Other (Income) Expense (Note 5)	5	34
Income before Income Taxes	134	33
United States and Foreign Tax Expense (Note 6)	38	15
Net Income	96	18
Less: Minority Shareholders’ Net Income	—	6
Goodyear Net Income	$96	$12
Goodyear Net Income — Per Share of Common Stock
Basic	$0.34	$0.05
Weighted Average Shares Outstanding (Note 7)	284	235
Diluted	$0.33	$0.05
Weighted Average Shares Outstanding (Note 7)	287	238

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2022	2021
Net Income	$96	$18
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of $0 in 2022 (($1) in 2021)	3	(39)
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $8 in 2022 ($9 in 2021)	24	27
Decrease in net actuarial losses, net of tax of $5 in 2022 ($3 in 2021)	16	9
Deferred derivative gains (losses), net of tax of $0 in 2022 ($0 in 2021)	(2)	1
Reclassification adjustment for amounts recognized in income, net of tax of $0 in 2022 ($0 in 2021)	(1)	(2)
Other Comprehensive Income (Loss)	40	(4)
Comprehensive Income	136	14
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	(8)	(1)
Goodyear Comprehensive Income	$144	$15

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In millions, except share data)	2022	2021
Assets:
Current Assets:
Cash and Cash Equivalents	$1,053	$1,088
Accounts Receivable, less Allowance — $113 ($123 in 2021)	3,220	2,387
Inventories:
Raw Materials	1,032	958
Work in Process	211	191
Finished Products	2,783	2,445
	4,026	3,594
Prepaid Expenses and Other Current Assets	264	262
Total Current Assets	8,563	7,331
Goodwill	1,006	1,004
Intangible Assets	1,034	1,039
Deferred Income Taxes (Note 6)	1,581	1,596
Other Assets	1,159	1,106
Operating Lease Right-of-Use Assets	988	981
Property, Plant and Equipment, less Accumulated Depreciation — $11,233 ($11,130 in 2021)	8,291	8,345
Total Assets	$22,622	$21,402

Liabilities:
Current Liabilities:
Accounts Payable — Trade	$4,339	$4,148
Compensation and Benefits (Notes 11 and 12)	644	689
Other Current Liabilities	836	822
Notes Payable and Overdrafts (Note 9)	570	406
Operating Lease Liabilities due Within One Year	206	204
Long Term Debt and Finance Leases due Within One Year (Note 9)	350	343
Total Current Liabilities	6,945	6,612
Operating Lease Liabilities	825	819
Long Term Debt and Finance Leases (Note 9)	7,450	6,648
Compensation and Benefits (Notes 11 and 12)	1,375	1,445
Deferred Income Taxes (Note 6)	137	135
Other Long Term Liabilities	568	559
Total Liabilities	17,300	16,218
Commitments and Contingent Liabilities (Note 13)
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 282 million in 2022 and 2021	282	282
Capital Surplus	3,109	3,107
Retained Earnings	5,669	5,573
Accumulated Other Comprehensive Loss	(3,915)	(3,963)
Goodyear Shareholders’ Equity	5,145	4,999
Minority Shareholders’ Equity — Nonredeemable	177	185
Total Shareholders’ Equity	5,322	5,184
Total Liabilities and Shareholders’ Equity	$22,622	$21,402

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(Dollars in millions, except per share amounts)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2021
(after deducting 42,494,684 common treasury shares)	281,793,223	$282	$3,107	$5,573	$(3,963)	$4,999	$185	$5,184
Net income				96		96	—	96
Other comprehensive income (loss)					48	48	(8)	40
Total comprehensive income (loss)						144	(8)	136
Stock-based compensation plans			7			7		7
Common stock issued from treasury	635,149		(5)			(5)		(5)
Balance at March 31, 2022
(after deducting 41,859,535 common treasury shares)	282,428,372	$282	$3,109	$5,669	$(3,915)	$5,145	$177	$5,322

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(Dollars in millions, except per share amounts)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2020
(after deducting 45,243,329 common treasury shares)	233,220,098	$233	$2,171	$4,809	$(4,135)	$3,078	$181	$3,259
Net income				12		12	6	18
Other comprehensive income (loss)					3	3	(7)	(4)
Total comprehensive income (loss)						15	(1)	14
Stock-based compensation plans			4			4		4
Common stock issued from treasury	1,759,931	2	7			9		9
Balance at March 31, 2021
(after deducting 43,483,398 common treasury shares)	234,980,029	$235	$2,182	$4,821	$(4,132)	$3,106	$180	$3,286

There were no dividends declared or paid during the three months ended March 31, 2022 and 2021.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2022	2021
Cash Flows from Operating Activities:
Net Income	$96	$18
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and Amortization	244	197
Amortization and Write-Off of Debt Issuance Costs	3	3
Provision for Deferred Income Taxes (Note 6)	3	(18)
Net Rationalization Charges (Note 4)	11	50
Rationalization Payments	(36)	(83)
Net (Gains) Losses on Asset Sales (Note 5)	(4)	—
Operating Lease Expense	74	70
Operating Lease Payments	(72)	(67)
Pension Contributions and Direct Payments	(16)	(9)
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(842)	(526)
Inventories	(436)	(258)
Accounts Payable — Trade	276	221
Compensation and Benefits	(82)	19
Other Current Liabilities	19	(4)
Other Assets and Liabilities	51	105
Total Cash Flows from Operating Activities	(711)	(282)
Cash Flows from Investing Activities:
Capital Expenditures	(276)	(185)
Asset Dispositions	8	—
Short Term Securities Acquired	(9)	(29)
Short Term Securities Redeemed	16	41
Notes Receivable	(34)	(10)
Other Transactions	(5)	3
Total Cash Flows from Investing Activities	(300)	(180)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	418	280
Short Term Debt and Overdrafts Paid	(246)	(285)
Long Term Debt Incurred	2,914	694
Long Term Debt Paid	(2,114)	(514)
Common Stock Issued	(5)	9
Debt Related Costs and Other Transactions	15	(40)
Total Cash Flows from Financing Activities	982	144
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	2	(34)
Net Change in Cash, Cash Equivalents and Restricted Cash	(27)	(352)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	1,164	1,624
Cash, Cash Equivalents and Restricted Cash at End of the Period	$1,137	$1,272

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by The Goodyear Tire & Rubber Company (the “Company,” “Goodyear,” “we,” “us” or “our”) in accordance with Securities and Exchange Commission (“SEC”) rules and regulations and generally accepted accounting principles in the United States of America ("U.S. GAAP") and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2022.

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

Restricted Cash

The following table provides a reconciliation of Cash, Cash Equivalents and Restricted Cash as reported within the Consolidated Statements of Cash Flows:

	March 31,
(In millions)	2022	2021
Cash and Cash Equivalents	$1,053	$1,223
Restricted Cash(1)	84	49
Total Cash, Cash Equivalents and Restricted Cash	$1,137	$1,272

(1) Includes remaining Cooper Tire & Rubber Company ("Cooper Tire") restricted cash acquired of $23 million at March 31, 2022.

Restricted Cash primarily represents amounts required to be set aside in relation to (i) accounts receivable factoring programs and (ii) change-in-control provisions of certain Cooper Tire compensation plans. The restrictions lapse when cash from factored accounts receivable is remitted to the purchaser of those receivables or as the compensation payments are made, respectively. At March 31, 2022, $71 million and $13 million were recorded in Prepaid Expenses and Other Current Assets and Other Assets in the Consolidated Balance Sheets, respectively. At March 31, 2021, $49 million was recorded in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets.

Reclassifications and Adjustments

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation. Additionally, in the first quarter of 2021, we recorded out of period adjustments totaling $20 million of expense, primarily related to the valuation of inventory in Americas. The adjustments related to the years, and interim periods therein, of

2016 to 2020, with the majority attributable to 2019 and 2020. The adjustments did not have a material effect on any of the periods impacted.

NOTE 2. COOPER TIRE ACQUISITION

On June 7, 2021 (the "Closing Date"), we completed our acquisition of Cooper Tire for cash and stock consideration totaling approximately $3.1 billion (the "Merger Consideration").

Under the acquisition method of accounting, the Merger Consideration is allocated, as of the Closing Date, to the identifiable assets acquired and liabilities assumed of Cooper Tire, which are recognized and measured at fair value based on management’s estimates, available information and supportable assumptions that management considers reasonable. Certain of these fair value estimates, including those related to Property, Plant and Equipment, certain liabilities and Goodwill, are preliminary and dependent upon management completing further analyses and studies. Given the complex nature of the related valuations and analyses to be completed, the preliminary purchase price allocation is subject to change. The final valuation of assets acquired and liabilities assumed may be materially different from the estimated values shown below.

Since the initial measurement of the identified assets acquired and liabilities assumed during the second quarter of 2021, progress continues to be made in completing certain of our additional valuations and analyses. Principle changes since the initial measurement include (i) decreasing the value attributed to customer relationships primarily to reflect updated assumptions related to customer attrition rates, (ii) updating the value attributed to trade names to reflect our long-term view of how each acquired brand fits into the overall product portfolio of the combined company and the appropriate royalty rate to value each acquired brand based on expected profitability, (iii) decreasing the value attributed to Property, Plant and Equipment primarily to reflect updated assumptions related to the estimated economic value of certain underlying assets, (iv) decreasing the value attributed to pension and other postretirement benefit liabilities primarily to reflect updated plan population data, (v) increasing the value attributed to a liability for environmental matters primarily to reflect updated estimated lifecycle remediation cost data, and (vi) a reclassification between Accounts Receivable and Accounts Payable to conform to Goodyear's classification of customer rebate and discount program liabilities. These adjustments were recorded net of adjustments to Deferred Tax Liabilities with the corresponding offset recorded to Goodwill, as applicable. No significant measurement period changes were recorded during the first quarter of 2022.

The following table sets forth cumulative measurement period changes since the Closing Date, as well as the updated and initial preliminary allocation of the Merger Consideration to the estimated fair value of the identifiable tangible and intangible assets acquired and liabilities assumed of Cooper Tire, with the excess recorded to Goodwill as of the Closing Date:

(In millions)	Updated Purchase Price Allocation	Cumulative Measurement Period Changes	Initial Purchase Price Allocation
Cash and Cash Equivalents	$231	$—	$231
Accounts Receivable	540	(81)	621
Inventories	695	2	693
Property, Plant and Equipment	1,348	(24)	1,372
Goodwill	625	150	475
Intangible Assets	926	(160)	1,086
Other Assets	357	(5)	362
	4,722	(118)	4,840

Accounts Payable — Trade	381	(83)	464
Compensation and Benefits	356	(30)	386
Debt, Finance Leases and Notes Payable and Overdrafts	151	—	151
Deferred Tax Liabilities, net	290	(57)	347
Other Liabilities	426	52	374
Minority Equity	21	—	21
	1,625	(118)	1,743
Merger Consideration	$3,097	$—	$3,097

The estimated value of Inventory includes adjustments totaling $232 million, comprised of $122 million primarily to adjust inventory valued on a last-in, first-out ("LIFO") basis to a current cost basis and $110 million to step-up inventory to estimated fair value. The fair value step-up was fully amortized to Cost of Goods Sold ("CGS") in 2021 as the related inventory was sold. We have eliminated the LIFO reserve on Cooper Tire’s U.S. inventories as we predominately determine the value of our inventory using the first-in, first-out ("FIFO") method. To estimate the fair value of inventory, we considered the components of Cooper

Tire’s inventory, as well as estimates of selling prices and selling and distribution costs that were based on Cooper Tire’s historical experience.

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

The estimated fair values of the identifiable intangible assets acquired, their weighted average estimated useful lives and the related valuation methodology are as follows:

(In millions, except years)	Updated Fair Value	Cumulative Measurement Period Changes	Initial Fair Value	Weighted Average Useful Lives	Valuation Methodology
Trade names (indefinite-lived)	$560	$250	$310	N/A	Relief-from-royalty
Trade names (definite-lived)	10	(30)	40	14 years	Relief-from-royalty
Customer relationships	350	(380)	730	12 years	Multi-period excess earnings
Non-compete and other	6	—	6	2 years	Discounted cash flow
	$926	$(160)	$1,086

At the Closing Date, all of the calculated Goodwill of $625 million was allocated to our Americas segment. The goodwill consists of expected future economic benefits that will arise from expected future product sales, operating efficiencies and other synergies that may result from the acquisition, including income tax synergies, and is not deductible for tax purposes.

Net sales and CGS related to Cooper Tire’s operations that have been included in our Consolidated Statements of Operations for the three months ended March 31, 2022 are $869 million and $719 million, respectively. As a result of our ongoing integration efforts, particularly as it relates to administrative functions and financing activities, we did not present stand-alone Income before Income Taxes or Net Income for Cooper Tire for the three months ended March 31, 2022.

During the three months ended March 31, 2021, we incurred transaction and other costs related to the acquisition of $8 million, which were included in Other (Income) Expense.

Pro forma financial information

The following table summarizes, on a pro forma basis, the combined results of operations of Goodyear and Cooper Tire for the three months ended March 31, 2021, as though the acquisition and the related financing had occurred as of January 1, 2020. The pro forma results are not necessarily indicative of either the actual consolidated results had the acquisition of Cooper Tire occurred on January 1, 2020, nor are they indicative of future consolidated operating results.

(In millions)	Three Months Ended March 31, 2021
Net Sales	$4,181
Income before Income Taxes	100
Goodyear Net Income	63

These pro forma amounts have been calculated after applying Goodyear’s accounting policies and making certain adjustments, which primarily include: (i) depreciation adjustments relating to fair value step-ups to property, plant and equipment; (ii) amortization adjustments relating to fair value estimates of acquired intangible assets; (iii) incremental interest expense associated with the $1.45 billion senior note issuance and additional borrowings under our first lien revolving credit facility used, in part, to fund the acquisition, related debt issuance costs, and fair value adjustments related to Cooper Tire's debt; (iv) CGS adjustments relating to the change from LIFO to FIFO; (v) fair value adjustments for certain Cooper Tire stock-based compensation; and (vi) transaction related costs of both Goodyear and Cooper Tire.

NOTE 3. NET SALES

The following tables show disaggregated net sales from contracts with customers by major source:

	Three Months Ended March 31, 2022
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$2,433	$1,275	$533	$4,241
Other tire and related sales	171	117	22	310
Retail services and service related sales	140	34	11	185
Chemical sales	165	—	—	165
Other	6	—	1	7
Net Sales by reportable segment	$2,915	$1,426	$567	$4,908

	Three Months Ended March 31, 2021
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$1,394	$1,122	$454	$2,970
Other tire and related sales	140	79	22	241
Retail services and service related sales	136	28	16	180
Chemical sales	113	—	—	113
Other	4	2	1	7
Net Sales by reportable segment	$1,787	$1,231	$493	$3,511

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

When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue included in Other Current Liabilities in the Consolidated Balance Sheets totaled $21 million and $23 million at March 31, 2022 and December 31, 2021, respectively. Deferred revenue included in Other Long Term Liabilities in the Consolidated Balance Sheets totaled $19 million and $21 million at March 31, 2022 and December 31, 2021, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.

The following table presents the balance of deferred revenue related to contracts with customers, and changes during the three months ended March 31, 2022:

(In millions)
Balance at December 31, 2021	$44
Revenue deferred during period	12
Revenue recognized during period	(16)
Impact of foreign currency translation	—
Balance at March 31, 2022	$40

NOTE 4. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS

In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce high-cost and excess manufacturing capacity and operating and administrative costs.

The following table presents a roll-forward of the liability balance between periods:

	Associate-
(In millions)	Related Costs	Other Costs	Total
Balance at December 31, 2021	$88	$—	$88
2022 Charges	5	7	12
Incurred, net of foreign currency translation of $(2) million and $0 million, respectively	(31)	(7)	(38)
Reversed to the Statement of Operations	(1)	—	(1)
Balance at March 31, 2022	$61	$—	$61

The accrual balance at March 31, 2022 is expected to be substantially utilized in the next 12 months and includes $24 million related to global plans to reduce Selling, Administrative and General Expense ("SAG") headcount, $10 million related to the permanent closure of our Gadsden, Alabama tire manufacturing facility ("Gadsden"), $8 million to modernize two of our tire manufacturing facilities in Germany, and $5 million related to the closed Amiens, France tire manufacturing facility. The remainder of the accrual balance is comprised of various other plans to reduce headcount and improve operating efficiency.

The following table shows net rationalization charges included in Income before Income Taxes:

	Three Months Ended
	March 31,
(In millions)	2022	2021
Current Year Plans
Associate Severance and Other Related Costs	$—	$20
Current Year Plans - Net Charges	$—	$20

Prior Year Plans
Associate Severance and Other Related Costs	$4	$20
Benefit Plan Curtailments/Settlements/Termination Benefits	—	—
Other Exit Costs	7	10
Prior Year Plans - Net Charges	$11	$30
Total Net Charges	$11	$50

Substantially all of the new charges for the three months ended March 31, 2022 and 2021 relate to future cash outflows. There were no net current year plan charges for the three months ended March 31, 2022. Net current year plan charges for the three months ended March 31, 2021 primarily related to a plan to reduce SAG headcount in Europe, Middle East and Africa (“EMEA”).

Net prior year plan charges for the three months ended March 31, 2022 included $7 million related to the permanent closure of Gadsden, $5 million related to the modernization of two of our tire manufacturing facilities in Germany and reversals of $1 million for actions no longer needed for their originally intended purpose. Net prior year plan charges for the three months ended March 31, 2021 included $14 million related to the modernization of two of our tire manufacturing facilities in Germany, $8 million related to the permanent closure of Gadsden and $8 million related to various other plans to reduce headcount and improve operating efficiency.

Ongoing rationalization plans had approximately $830 million in charges incurred prior to 2022 and approximately $30 million is expected to be incurred in future periods.

In the first three months of 2022, approximately 50 associates were released under plans initiated in prior years. Approximately 150 associates remain to be released under all ongoing rationalization plans.

NOTE 5. OTHER (INCOME) EXPENSE

	Three Months Ended
	March 31,
(In millions)	2022	2021
Non-service related pension and other postretirement benefits cost	$13	$17
Financing fees and financial instruments expense	7	7
Net foreign currency exchange (gains) losses	2	11
General and product liability expense - discontinued products	2	1
Royalty income	(11)	(5)
Net (gains) losses on asset sales	(4)	—
Interest income	(5)	(5)
Transaction costs	—	8
Miscellaneous (income) expense	1	—
	$5	$34

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

Royalty income of $11 million in the first quarter of 2022 increased $6 million compared to the first quarter of 2021 primarily due to an increase in chemical royalties in Americas.

Net gains on asset sales of $4 million in the first quarter of 2022 primarily relate to the sale of an equity investment in Americas.

Transaction costs include legal, consulting and other expenses incurred by us in connection with the Cooper Tire acquisition in 2021.

Other (Income) Expense also includes financing fees and financial instruments expense which consists of commitment fees and charges incurred in connection with financing transactions; general and product liability expense - discontinued products, which consists of charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries; and interest income.

NOTE 6. INCOME TAXES

For the first quarter of 2022, we recorded income tax expense of $38 million on income before income taxes of $134 million. Income tax expense for the three months ended March 31, 2022 includes net discrete tax expense of $4 million. Discrete tax expense includes a charge of $11 million to establish a full valuation allowance on our net deferred tax assets in Russia, partially offset by a net benefit of $7 million for various other items.

For the first quarter of 2021, we recorded income tax expense of $15 million on income before income taxes of $33 million. Income tax expense for the three months ended March 31, 2021 includes net discrete tax expense of $3 million.

We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for both the three months ended March 31, 2022 and March 31, 2021 primarily relates to losses in foreign jurisdictions in which no tax benefits are recorded and the discrete items noted above.

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

At both March 31, 2022 and December 31, 2021, we had approximately $1.2 billion of U.S. federal, state and local net deferred tax assets, net of valuation allowances totaling $26 million primarily for state tax loss carryforwards with limited lives. In the U.S., we have a cumulative loss for the three-year period ending March 31, 2022. However, as the three-year cumulative loss in the U.S. is driven by business disruptions created by the COVID-19 pandemic, primarily in 2020, and only include the favorable impact of the Cooper Tire acquisition since the Closing Date, we also considered other objectively verifiable information in assessing our ability to utilize our net deferred tax assets, including continued favorable recovery trends in the tire industry and our tire volume as well as expected continued improvement. In addition, the Cooper Tire acquisition has generated significant incremental domestic earnings since the Closing Date and provides opportunities for cost and other operating synergies to further improve our U.S. profitability.

At both March 31, 2022 and December 31, 2021, our U.S. net deferred tax assets include $339 million of foreign tax credits with limited lives, net of valuation allowances of $3 million. Our earnings and forecasts of future profitability, taking into consideration recent trends, along with three significant sources of foreign income, provide us sufficient positive evidence that we will be able to utilize these net foreign tax credits which expire through 2030. Our sources of foreign income are (1) 100% of our domestic profitability can be re-characterized as foreign source income under current U.S. tax law to the extent domestic losses have offset foreign source income in prior years, (2) annual net foreign source income, exclusive of dividends, primarily from royalties, and (3) tax planning strategies, including capitalizing research and development costs, accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, and reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, all of which would increase our domestic profitability.

We consider our current forecasts of future profitability in assessing our ability to realize our deferred tax assets, including our foreign tax credits. These forecasts include the impact of recent trends, including various macroeconomic factors such as the impact of higher raw material, transportation, labor and energy costs, on our profitability, as well as the impact of tax planning strategies. These macroeconomic factors possess a high degree of volatility and can significantly impact our profitability. As such, there is a risk that future earnings will not be sufficient to fully utilize our U.S. net deferred tax assets, including our foreign tax credits. However, we believe our forecasts of future profitability along with the three significant sources of foreign income described above provide us sufficient positive, objectively verifiable evidence to conclude that it is more likely than not that, at March 31, 2022, our U.S. net deferred tax assets, including our foreign tax credits, net of valuation allowances, will be fully utilized.

At both March 31, 2022 and December 31, 2021, we also had approximately $1.3 billion of foreign net deferred tax assets, and related valuation allowances of $1.0 billion. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of approximately $860 million on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances having a significant impact on our financial position or results of operations will exist within the next twelve months.

For the three months ended March 31, 2022, changes to our unrecognized tax benefits did not, and for the full year of 2022 are not expected to, have a significant impact on our financial position or results of operations.

We are open to examination in the United States for 2021 and in Germany from 2018 onward. Generally, for our remaining tax jurisdictions, years from 2017 onward are still open to examination.

NOTE 7. EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are calculated to reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock.

Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2022	2021
Earnings per share — basic:
Goodyear net income	$96	$12
Weighted average shares outstanding	284	235
Earnings per common share — basic	$0.34	$0.05

Earnings per share — diluted:
Goodyear net income	$96	$12
Weighted average shares outstanding	284	235
Dilutive effect of stock options and other dilutive securities	3	3
Weighted average shares outstanding — diluted	287	238
Earnings per common share — diluted	$0.33	$0.05

Weighted average shares outstanding — diluted for both the three months ended March 31, 2022 and March 31, 2021 excludes approximately 2 million equivalent shares related to options with exercise prices greater than the average market price of our common shares (i.e., "underwater" options).

NOTE 8. BUSINESS SEGMENTS

	Three Months Ended
	March 31,
(In millions)	2022	2021
Sales:
Americas	$2,915	$1,787
Europe, Middle East and Africa	1,426	1,231
Asia Pacific	567	493
Net Sales	$4,908	$3,511
Segment Operating Income:
Americas	$216	$114
Europe, Middle East and Africa	59	74
Asia Pacific	28	38
Total Segment Operating Income	$303	$226
Less:
Rationalizations (Note 4)	$11	$50
Interest expense	104	79
Other (income) expense (Note 5)	5	34
Corporate incentive compensation plans	19	9
Retained expenses of divested operations	3	3
Other(1)	27	18
Income before Income Taxes	$134	$33
(1)
Increase for the three months ended March 31, 2022 was driven by the acquisition of Cooper Tire in 2021.

Rationalizations, as described in Note to the Consolidated Financial Statements No. 4, Costs Associated with Rationalization Programs, and net (gains) losses on asset sales, as described in Note to the Consolidated Financial Statements No. 5, Other (Income) Expense, were not charged to the strategic business units ("SBUs") for performance evaluation purposes but were attributable to the SBUs as follows:

	Three Months Ended
	March 31,
(In millions)	2022	2021
Rationalizations:
Americas	$7	$10
Europe, Middle East and Africa	5	36
Asia Pacific	(1)	—
Total Segment Rationalizations	$11	$46
Corporate	—	4
	$11	$50

Net (Gains) Losses on Asset Sales:
Americas	$(4)	$—
Total Segment Net (Gains) Losses on Asset Sales	$(4)	$—

NOTE 9. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

At March 31, 2022, we had total credit arrangements of $11,611 million, of which $3,374 million were unused. At that date, approximately 25% of our debt was at variable interest rates averaging 3.38%.

Notes Payable and Overdrafts, Long Term Debt and Finance Leases due Within One Year and Short Term Financing Arrangements

At March 31, 2022, we had short term committed and uncommitted credit arrangements totaling $991 million, of which $407 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.

The following table presents amounts due within one year:

	March 31,	December 31,
(In millions)	2022	2021
Chinese credit facilities	$47	$37
Other foreign and domestic debt	523	369
Notes Payable and Overdrafts	$570	$406
Weighted average interest rate	3.25%	2.78%

Chinese credit facilities	$185	$124
Other foreign and domestic debt (including finance leases)	165	219
Long Term Debt and Finance Leases due Within One Year	$350	$343
Weighted average interest rate	5.20%	5.25%
Total obligations due within one year	$920	$749

Long Term Debt and Finance Leases and Financing Arrangements

At March 31, 2022, we had long term credit arrangements totaling $10,620 million, of which $2,967 million were unused.

The following table presents long term debt and finance leases, net of unamortized discounts, and interest rates:

	March 31, 2022		December 31, 2021
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
9.5% due 2025	$802		$802
5% due 2026	900		900
4.875% due 2027	700		700
7.625% due 2027	134		135
7% due 2028	150		150
2.75% Euro Notes due 2028	444		454
5% due 2029	850		850
5.25% due April 2031	550		550
5.25% due July 2031	600		600
5.625% due 2033	450		450
Credit Facilities:
First lien revolving credit facility due 2026	615	1.52%	—	—
European revolving credit facility due 2024	102	1.78%	—	—
Pan-European accounts receivable facility	213	1.15%	279	1.08%
Mexican credit facility	200	1.88%	158	1.85%
Chinese credit facilities	369	4.27%	333	4.34%
Other foreign and domestic debt(1)	530	6.33%	430	6.05%
	7,609		6,791
Unamortized deferred financing fees	(52)		(55)
	7,557		6,736
Finance lease obligations(2)	243		255
	7,800		6,991
Less portion due within one year	(350)		(343)
	$7,450		$6,648

(1)
Interest rates are weighted average interest rates primarily related to various foreign credit facilities with customary terms and conditions.
(2)
Includes non-cash financing additions of $3 million and $14 million during the three month period ended March 31, 2022 and the twelve months ended December 31, 2021, respectively.

NOTES

At March 31, 2022, we had $5,580 million of outstanding notes, compared to $5,591 million at December 31, 2021.

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

Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under the facility and our subsidiaries' obligations under the related guarantees are secured by first priority security interests in a variety of collateral. Based on our current liquidity, amounts drawn under this facility bear interest at LIBOR plus 125 basis points.

Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks in an amount not to exceed $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion. As of March 31, 2022, our borrowing base, and therefore our availability, under this facility was $321 million below the facility's stated amount of $2.75 billion.

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

At March 31, 2022, we had $615 million of borrowings and $3 million of letters of credit issued under the revolving credit facility. At December 31, 2021, we had no borrowings and $19 million of letters of credit issued under the revolving credit facility.

€800 million Amended and Restated Senior Secured European Revolving Credit Facility due 2024

Our amended and restated European revolving credit facility consists of (i) a €180 million German tranche that is available only to Goodyear Germany GmbH and (ii) a €620 million all-borrower tranche that is available to Goodyear Europe B.V. ("GEBV"), Goodyear Germany and Goodyear Operations S.A. Up to €175 million of swingline loans and €75 million in letters of credit are available for issuance under the all-borrower tranche. Amounts drawn under this facility will bear interest at LIBOR plus 150 basis points for loans denominated in U.S. dollars, EURIBOR plus 150 basis points for loans denominated in euros, and SONIA plus 150 basis points for loans denominated in pounds sterling. Undrawn amounts under the facility are subject to an annual commitment fee of 25 basis points.

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

At March 31, 2022, there were no borrowings outstanding under the German tranche, $102 million (€92 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility. At December 31, 2021, we had no borrowings and no letters of credit outstanding under the European revolving credit facility.

Accounts Receivable Securitization Facilities (On-Balance Sheet)

GEBV and certain other of our European subsidiaries are parties to a pan-European accounts receivable securitization facility that expires in 2027. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €30 million and not more than €450 million. For the period from October 19, 2021 through October 19, 2022, the designated maximum amount of the facility is €300 million.

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

At March 31, 2022, the amounts available and utilized under this program totaled $213 million (€192 million). At December 31, 2021, the amounts available and utilized under this program totaled $279 million (€246 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

For a description of the collateral securing the credit facilities described above as well as the covenants applicable to them, refer to Note to the Consolidated Financial Statements No. 16, Financing Arrangements and Derivative Financial Instruments, in our 2021 Form 10-K.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At March 31, 2022, the gross amount of receivables sold was $537 million, compared to $605 million at December 31, 2021.

Other Foreign Credit Facilities

A Mexican subsidiary and a U.S. subsidiary have a revolving credit facility in Mexico. At March 31, 2022, the amounts available and utilized under this facility were $200 million. At December 31, 2021, the amounts available and utilized under this facility were $200 million and $158 million, respectively. The facility has covenants relating to the Mexican and U.S. subsidiary, and has customary representations and warranties and defaults relating to the Mexican and U.S. subsidiary’s ability to perform its respective obligations under the facility. The facility matures in 2022; however, our subsidiaries have received a commitment to renew and extend the facility under substantially the same customary representations, warranties and default provisions with a maturity in 2024.

A Chinese subsidiary has several financing arrangements in China. At March 31, 2022 and December 31, 2021, the amounts available under these facilities were $916 million and $958 million, respectively. At March 31, 2022, the amount utilized under these facilities was $407 million, of which $38 million represented notes payable and $369 million represented long term debt. At March 31, 2022, $185 million of the long term debt was due within a year. At December 31, 2021, the amount utilized under these facilities was $365 million, of which $32 million represented notes payable and $333 million represented long term debt. At December 31, 2021, $124 million of the long term debt was due within a year. The facilities contain covenants relating to the Chinese subsidiary and have customary representations and warranties and defaults relating to the Chinese subsidiary’s ability to perform its obligations under the facilities. Certain of the facilities can only be used to finance the expansion of one of our manufacturing facilities in China and, at March 31, 2022 and December 31, 2021, the unused amounts available under these facilities were $80 million and $81 million, respectively. Following the Cooper Tire acquisition, three of Cooper Tire's Chinese credit facilities remain outstanding. At March 31, 2022, the amounts available and utilized under these facilities were $59 million and $9 million, respectively. At December 31, 2021, the amounts available and utilized under these facilities were $75 million and $5 million, respectively.

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

The following table presents the fair values for foreign currency hedge contracts that do not meet the criteria to be accounted for as cash flow hedging instruments:

	March 31,	December 31,
(In millions)	2022	2021
Fair Values — Current asset (liability):
Accounts receivable	$20	$9
Other current liabilities	(11)	(4)

At March 31, 2022 and December 31, 2021, these outstanding foreign currency derivatives had notional amounts of $1,055 million and $993 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction gains on derivatives of $10 million and $55 million for the three months ended March 31, 2022 and 2021, respectively. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.

The following table presents fair values for foreign currency hedge contracts that meet the criteria to be accounted for as cash flow hedging instruments:

	March 31,	December 31,
(In millions)	2022	2021
Fair Values — Current asset (liability):
Accounts receivable	$—	$1
Other current liabilities	(3)	(1)

At March 31, 2022 and December 31, 2021, these outstanding foreign currency derivatives had notional amounts of $68 million and $63 million, respectively, and primarily related to U.S. dollar denominated intercompany transactions. Based on our current forecasts, we believe that it is probable that the underlying hedge transactions will occur within an appropriate time frame in order to continue to qualify for cash flow hedge accounting treatment.

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

The following table presents the classification of changes in fair values of foreign currency contracts that meet the criteria to be accounted for as cash flow hedging instruments (before tax and minority):

	Three Months Ended
	March 31,
(In millions)	2022	2021
Amount of gains (losses) deferred to Accumulated Other Comprehensive Loss ("AOCL")	$(2)	$1
Reclassification adjustment for amounts recognized in CGS	(1)	(2)

The estimated net amount of deferred losses at March 31, 2022 that are expected to be reclassified to earnings within the next twelve months is $1 million.

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

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheets at March 31, 2022 and December 31, 2021:

	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2022	2021	2022	2021	2022	2021	2022	2021
Assets:
Investments	$9	$10	$9	$10	$—	$—	$—	$—
Foreign Exchange Contracts	20	10	—	—	20	10	—	—
Total Assets at Fair Value	$29	$20	$9	$10	$20	$10	$—	$—

Liabilities:
Foreign Exchange Contracts	$14	$5	$—	$—	$14	$5	$—	$—
Total Liabilities at Fair Value	$14	$5	$—	$—	$14	$5	$—	$—

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding finance leases, at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
(In millions)	2022	2021
Fixed Rate Debt:(1)
Carrying amount — liability	$5,780	$5,781
Fair value — liability	5,559	6,149

Variable Rate Debt:(1)
Carrying amount — liability	$1,777	$955
Fair value — liability	1,763	955
(1)
Excludes Notes Payable and Overdrafts of $570 million and $406 million at March 31, 2022 and December 31, 2021, respectively, of which $254 million and $227 million, respectively, are at fixed rates and $316 million and $179 million, respectively, are at variable rates. The carrying value of Notes Payable and Overdrafts approximates fair value due to the short term nature of the facilities.

Long term debt with fair values of $5,308 million and $5,905 million at March 31, 2022 and December 31, 2021, respectively, were estimated using quoted Level 1 market prices. The carrying value of the remaining debt was based upon internal estimates of fair value derived from market prices for similar debt.

NOTE 11. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS

We provide employees with defined benefit pension or defined contribution savings plans.

Defined benefit pension cost follows:

	U.S.
	Three Months Ended
	March 31,
(In millions)	2022	2021
Service cost	$3	$1
Interest cost	31	20
Expected return on plan assets	(52)	(42)
Amortization of net losses	26	28
Net periodic pension cost	$8	$7

	Non-U.S.
	Three Months Ended
	March 31,
(In millions)	2022	2021
Service cost	$6	$7
Interest cost	16	11
Expected return on plan assets	(18)	(10)
Amortization of net losses	6	8
Net periodic pension cost	$10	$16

Service cost is recorded in CGS or SAG. Other components of net periodic pension cost are recorded in Other (Income) Expense. Net curtailments, settlements and termination benefits, if any, are recorded in Other (Income) Expense or Rationalizations if related to a rationalization plan.

In the first quarter of 2022, we communicated the termination of a Cooper Tire U.S. salaried defined benefit pension plan, which was frozen in 2009, to applicable participants. The termination of the plan, which had $506 million in assets and $458 million in obligations as of December 31, 2021, is expected to be completed in the first half of 2023.

We also provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Other postretirement benefits expense for the three months ended March 31, 2022 and 2021 was $4 million and $2 million, respectively.

We expect to contribute $25 million to $50 million to our funded non-U.S. pension plans in 2022. For the three months ended March 31, 2022, we contributed $9 million to our non-U.S. plans.

The expense recognized for our contributions to defined contribution savings plans for the three months ended March 31, 2022 and 2021 was $35 million and $28 million, respectively.

NOTE 12. STOCK COMPENSATION PLANS

Our Board of Directors granted 0.6 million restricted stock units and 0.4 million performance share units during the three months ended March 31, 2022 under our stock compensation plans. We measure the fair value of grants of restricted stock units and performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $15.75 for restricted stock units and $15.60 for performance share units granted during the three months ended March 31, 2022.

We recognized stock-based compensation expense of $5 million and $4 million during the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $45 million and is expected to be recognized over the remaining vesting period of the respective grants, through the first quarter of 2025.

NOTE 13. COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters

We have recorded liabilities totaling $80 million at both March 31, 2022 and December 31, 2021 for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $20 million and $21 million were included in Other Current Liabilities at March 31, 2022 and December 31, 2021, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.

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

Workers’ Compensation

We have recorded liabilities, on a discounted basis, totaling $195 million and $194 million for anticipated costs related to workers’ compensation at March 31, 2022 and December 31, 2021, respectively. Of these amounts, $39 million and $38 million were included in Current Liabilities as part of Compensation and Benefits at March 31, 2022 and December 31, 2021, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At March 31, 2022 and December 31, 2021, the liability was discounted using a risk-free rate of return. At March 31, 2022, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $25 million.

General and Product Liability and Other Litigation

We have recorded liabilities totaling $399 million and $390 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at March 31, 2022 and December 31, 2021, respectively. Of these amounts, $45 million and $41 million were included in Other Current Liabilities at March 31, 2022 and December 31, 2021, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at March 31, 2022, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.

We have recorded an indemnification asset within Accounts Receivable of $1 million and within Other Assets of $20 million for Sumitomo Rubber Industries, Ltd.'s ("SRI") obligation to indemnify us for certain product liability claims related to products manufactured by a formerly consolidated joint venture entity, subject to certain caps and restrictions.

Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and federal courts. To date, we have disposed of approximately 155,900 claims by defending, obtaining the dismissal thereof, or entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $565 million through March 31, 2022 and $560 million through December 31, 2021.

A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by settlement or dismissal in large numbers, the amount and timing of filings, settlements and dismissals and the number of open claims during a particular period can fluctuate significantly.

	Three Months Ended	Year Ended
(Dollars in millions)	March 31, 2022	December 31, 2021
Pending claims, beginning of period	38,200	38,700
New claims filed	200	1,000
Claims settled/dismissed	(200)	(1,500)
Pending claims, end of period	38,200	38,200
Payments(1)	$5	$15
(1)
Represents cash payments made during the period by us and our insurers for asbestos litigation defense and claim resolution.

We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $131 million at both March 31, 2022 and December 31, 2021. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future may result in an increase in the recorded obligation, and that increase could be significant.

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

We recorded an insurance receivable related to asbestos claims of $77 million at both March 31, 2022 and December 31, 2021. We expect that approximately 60% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $12 million was included in Current Assets as part of Accounts Receivable at both March 31, 2022 and December 31, 2021. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.

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

Binding Commitments and Guarantees

We have off-balance sheet financial guarantees and other commitments totaling $34 million at both March 31, 2022 and December 31, 2021. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. We generally do not require collateral in connection with the issuance of these guarantees.

In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of $46 million to an insurance company related to SRI's obligation to pay certain outstanding workers' compensation claims of a formerly consolidated joint venture entity. As of March 31, 2022, this guarantee amount has been reduced to $20 million. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to continue to decrease over time as the formerly consolidated joint venture entity pays its outstanding claims.

If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor, customer or SRI. We are unable to estimate the extent to which our lessors’, customers’ or SRI's assets would be adequate to recover any payments made by us under the related guarantees.

We have an agreement to provide a revolving loan commitment to TireHub, LLC of up to $100 million. At March 31, 2022, $35 million was drawn on this commitment. At December 31, 2021, no funds were drawn on this commitment.

NOTE 14. CAPITAL STOCK

Common Stock Repurchases

We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During the first quarter of 2022, we did not repurchase any shares from employees.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present changes in AOCL, by component, for the three months ended March 31, 2022 and 2021, after tax and minority interest.

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2021	$(1,402)	$(2,565)	$4	$(3,963)
Other comprehensive income (loss) before reclassifications	11	16	(2)	25
Amounts reclassified from accumulated other comprehensive loss	—	24	(1)	23
Balance at March 31, 2022	$(1,391)	$(2,525)	$1	$(3,915)

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2020	$(1,284)	$(2,856)	$5	$(4,135)
Other comprehensive income (loss) before reclassifications	(32)	9	1	(22)
Amounts reclassified from accumulated other comprehensive loss	—	27	(2)	25
Balance at March 31, 2021	$(1,316)	$(2,820)	$4	$(4,132)

The following table presents reclassifications out of AOCL:

	Three Months Ended March 31,
	2022	2021
(In millions) (Income) Expense	Amount Reclassified		Affected Line Item in the Consolidated
Component of AOCL	from AOCL		Statements of Operations
Amortization of prior service cost and unrecognized gains and losses	$32	$36	Other (Income) Expense
Tax effect	(8)	(9)	United States and Foreign Taxes
Net of tax	$24	$27	Goodyear Net Income (Loss)

Deferred derivative (gains) losses, before tax	$(1)	$(2)	Cost of Goods Sold
Tax effect	—	—	United States and Foreign Taxes
Net of tax	$(1)	$(2)	Goodyear Net Income (Loss)
Total reclassifications	$23	$25	Goodyear Net Income (Loss)

The following table presents the details of comprehensive income (loss) attributable to minority shareholders:

	Three Months Ended
	March 31,
(In millions)	2022	2021
Net Income Attributable to Minority Shareholders	$—	$6
Other Comprehensive Income (Loss):
Foreign currency translation	(8)	(7)
Other Comprehensive Income (Loss)	$(8)	$(7)
Comprehensive Income (Loss) Attributable to Minority Shareholders	$(8)	$(1)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All per share amounts are diluted and refer to Goodyear net income.

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

Results of Operations

During the first quarter of 2022, our operating results significantly improved compared to 2021, driven by the acquisition of Cooper Tire & Rubber Company ("Cooper Tire") on June 7, 2021 (the "Closing Date"). While we experienced continued recovery from the impacts of the COVID-19 pandemic, particularly as it relates to the global replacement market, our results for the first quarter of 2022 were still influenced by the direct and indirect macroeconomic effects of the ongoing pandemic. Our global businesses are experiencing varying stages of recovery, as national and local efforts in many countries to contain the spread of COVID-19 and its related variants, including renewed stay-at-home orders, continue to impact economic conditions. Increased demand for consumer products and supply chain disruptions as a result of the pandemic and other global events, including port congestion and container shortages, has led to inflationary cost pressures, including higher costs for certain raw materials, higher transportation costs and higher energy costs. Also, shortages of certain automobile parts, such as semiconductors, have affected OE manufacturers’ ability to produce consumer and commercial vehicles consistently.

Most of our global tire manufacturing facilities operated at or near full capacity during the first quarter of 2022 to meet current demand, as well as to increase the level of our finished goods inventory as we continue to restock in order to fulfill anticipated near-term demand. However, more recently, some of our facilities, including our facilities in Pulandian and Kunshan, China, have had to temporarily shut down or limit production as a result of renewed stay-at-home orders or other events. Additionally, we continue to experience increased labor-related costs and manufacturing inefficiencies associated with the ongoing tight labor supply, particularly in the U.S. Our decisions to change production levels in the future will be based on an evaluation of market demand signals and inventory and supply levels, as well as the availability of sufficient qualified labor and our ability to continue to safeguard the health of our associates.

We continue to monitor the pandemic on a local basis, taking actions to protect the health and wellbeing of our associates, customers and communities, which remain our top priority. We also continue to follow guidance from the Centers for Disease Control and Prevention, which include preventative measures at our facilities, as appropriate, including limiting visitor access and business travel, remote and hybrid working, masking and social distancing practices, and frequent disinfection.

We remain largely unable to operate our business in Ukraine and suspended all shipments of tires to Russia during the first quarter of 2022. Goodyear’s sales in Ukraine and Russia represented 0.3% and 1.2%, respectively, of our total 2021 net sales of $17.5 billion. We do not have manufacturing operations in either Ukraine or Russia, and we are taking numerous actions to ensure continuity of supply for raw materials used in manufacturing, some of which are sourced from the impacted area. These actions include increasing our safety stocks when possible, identifying substitutes where appropriate and building alternate supplier relationships where necessary. Nonetheless, the ongoing conflict has aggravated the already challenging macroeconomic trends discussed above, including global supply chain disruptions, higher costs for certain raw materials and higher transportation and energy costs. The situation continues to be very dynamic, and we are continually assessing all potential impacts on our associates and business.

Our results for the first quarter of 2022 include a 28.7% increase in tire unit shipments compared to 2021, reflecting the addition of the operating results of Cooper Tire and continued strength in the global replacement market. In the first quarter of 2022, we incurred $151 million of additional costs related to inflation and other cost pressures, primarily higher transportation and energy costs.

Net sales in the first quarter of 2022 were $4,908 million, compared to $3,511 million in the first quarter of 2021. Net sales increased in 2022 primarily due to the addition of Cooper Tire's net sales of $869 million, global improvements in price and product mix, higher tire volume, primarily in EMEA and Asia Pacific, and higher sales in other tire-related businesses, driven by increased third-party chemical sales in Americas and higher global aviation sales. These increases were partially offset by unfavorable foreign currency translation, primarily in EMEA, driven by the weakening of the Turkish lira and euro.

In the first quarter of 2022, Goodyear net income was $96 million, or $0.33 per share, compared to $12 million, or $0.05 per share, in the first quarter of 2021. The increase in Goodyear net income was primarily due to higher segment operating income and lower rationalization expense, partially offset by higher interest expense. Additionally, our results in 2021 included the impact of a severe winter storm in the U.S. estimated to negatively impact earnings for the first quarter of 2021 by $23 million ($17 million after-tax and minority).

Total segment operating income for the first quarter of 2022 was $303 million, compared to $226 million in the first quarter of 2021. The increase was primarily due to global improvements in price and product mix of $511 million, which more than offset higher raw material costs of $378 million, higher tire volume of $28 million, primarily in EMEA, and the net impact of out of period adjustments in 2021 totaling $13 million ($12 million after-tax and minority) of expense in Americas. These increases were partially offset by increased conversion costs of $68 million, higher transportation costs of $52 million, and higher Selling, Administrative and General Expense ("SAG") of $46 million, all driven by the inflationary cost trends discussed above. The remainder of the change was driven by the addition of Cooper Tire's operating results. Refer to "Results of Operations — Segment Information" for additional information.

Liquidity

At March 31, 2022, we had $1,053 million of cash and cash equivalents as well as $3,374 million of unused availability under our various credit agreements, compared to $1,088 million and $4,345 million, respectively, at December 31, 2021. The decrease in cash and cash equivalents of $35 million was primarily due to cash used by operating activities of $711 million and capital expenditures of $276 million, partially offset by net borrowings of $972 million. Cash used by operating activities reflects cash used for working capital of $1,002 million and rationalization payments of $36 million, partially offset by net income for the period of $96 million, which includes non-cash charges for depreciation and amortization of $244 million.

Outlook

While our first quarter operating results for our legacy Goodyear business were significantly better than pre-pandemic 2019 levels, we continue to face macroeconomic uncertainty. In China, recent governmental measures to slow the resurgence of COVID-19 have reduced economic activity and mobility. Our facilities in China are operating, although not yet at normalized levels of production. We estimate the negative impact of COVID-related plant closures in China to be approximately $10 million in the second quarter of 2022, although this estimate could trend higher and is dependent on our ability to continue to increase production and a recovery in commercial activity. Similarly, OE manufacturers continue to be affected by shortages of components and materials, which are limiting vehicle production. In addition, the conflict in Ukraine has exacerbated continuing supply chain challenges and increases in the cost of certain raw materials, as well as in energy and transportation costs. Our ability to ship products, including to locations where we do not have manufacturing as well as from certain Cooper Tire consumer and commercial manufacturing facilities, could be impacted by ongoing disruptions in global logistics.

In the second quarter, we expect continued volume recovery in EMEA. We expect our raw material costs to increase approximately $400 million in the second quarter of 2022 compared to 2021, excluding the raw material cost increases related to Cooper Tire through June 7, 2022. We anticipate price and product mix to more than offset raw material costs in the second quarter of 2022 based on selling price increases we have already implemented. At today’s spot rates, the increase in raw material costs during the second half of 2022 would be similar to the increase we expect to experience in the first half. Natural and synthetic rubber prices and other commodity prices historically have been volatile, and this estimate could change significantly based on future cost fluctuations and changes in foreign exchange rates. We continue to focus on price and product mix, to substitute lower cost materials where possible, to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials to minimize the impact of higher raw material costs.

In addition to the impact of raw material costs, we expect the impact of other inflationary cost pressures as compared to 2021 to continue to persist, particularly with respect to transportation, labor and energy costs. We continue to focus on actions to offset costs other than raw materials through cost savings initiatives, further price actions and improvements in product mix.

During 2022, we expect to reinvest approximately $300 million in working capital as we continue to build our inventory levels to meet customer demand and support service levels. We expect our capital expenditures to be between $1.3 billion and $1.4 billion, focusing on long term sustainable growth in our business including our recently announced plans to modernize our consumer tire manufacturing facility in Amiens, France. Our capital expenditures in 2022 will be focused on projects to modernize certain of our manufacturing facilities and expand others to address supply constraints and growing demand, in addition to capital expenditures sustaining our facilities.

Our results in 2022 will also be impacted by approximately $40 million of amortization of intangible assets related to the Cooper Tire acquisition.

Refer to “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in the 2021 Form 10-K for a discussion of the factors that may impact our business, results of operations, financial condition or liquidity and “Forward-Looking Information — Safe Harbor Statement” in this Quarterly Report on Form 10-Q for a discussion of our use of forward-looking statements.

RESULTS OF OPERATIONS

CONSOLIDATED

Three Months Ended March 31, 2022 and 2021

Net sales in the first quarter of 2022 were $4,908 million, increasing $1,397 million, or 39.8%, from $3,511 million in the first quarter of 2021. Goodyear net income was $96 million, or $0.33 per share, in the first quarter of 2022, compared to $12 million, or $0.05 per share, in the first quarter of 2021.

Net sales increased in the first quarter of 2022, primarily due to the addition of Cooper Tire's net sales of $869 million, global improvements in price and product mix of $509 million, higher tire volume of $103 million, primarily in EMEA and Asia Pacific, and higher sales in other tire-related businesses of $102 million, driven by increased third-party chemical sales in Americas and higher global aviation sales. These increases were partially offset by unfavorable foreign currency translation of $186 million, primarily in EMEA, driven by the weakening of the Turkish lira and euro.

Worldwide tire unit sales in the first quarter of 2022 were 45.0 million units, increasing 10.0 million units, or 28.7%, from 35.0 million units in the first quarter of 2021. Replacement tire volume increased globally by 9.2 million units, or 35.4%. OE tire volume increased by 0.8 million units, or 9.1%, reflecting increases in Asia Pacific and Americas, partially offset by a decrease in EMEA. The increase in both replacement and OE tire volume was driven by the addition of Cooper Tire's units and continued strength in the global replacement market.

Cost of Goods Sold ("CGS") in the first quarter of 2022 was $3,966 million, increasing $1,215 million, or 44.2%, from $2,751 million in the first quarter of 2021. CGS increased primarily due to the addition of Cooper Tire's CGS of $719 million, higher raw material costs of $378 million, higher costs in other tire-related businesses of $93 million, driven by higher third-party chemical sales in Americas, higher tire volume of $75 million, primarily in EMEA and Asia Pacific, and higher conversion costs of $68 million, driven by inflation and higher energy costs. These increases were partially offset by foreign currency translation of $146 million, primarily in EMEA, driven by the weakening of the Turkish lira and euro. CGS in the first quarter of 2021 was impacted by net out of period adjustments totaling $13 million of expense in Americas.

CGS in the first quarter of 2022 and 2021 included pension expense of $5 million and $4 million, respectively. CGS in the first quarter of 2022 included $1 million of incremental savings from rationalization plans compared to $33 million in 2021. CGS was 80.8% of sales in the first quarter of 2022, compared to 78.4% in the first quarter of 2021.

SAG in the first quarter of 2022 was $688 million, increasing $124 million, or 22.0%, from $564 million in the first quarter of 2021. SAG included increases related to higher wages and benefits of $30 million, including the impact of higher incentive compensation, and $37 million of other net cost increases reflecting the inflationary cost pressures discussed above, partially offset by foreign currency translation of $28 million, primarily in EMEA. The remainder of the change was driven by the addition of Cooper Tire's operating results.

SAG in the first quarter of 2022 and 2021 included pension expense of $4 million for each period. SAG in the first quarter of 2022 included $1 million of incremental savings from rationalization plans compared to $2 million in 2021. SAG was 14.0% of sales in the first quarter of 2022, compared to 16.1% in the first quarter of 2021.

We recorded net rationalization charges of $11 million ($9 million after-tax and minority) in the first quarter of 2022 and $50 million ($45 million after-tax and minority) in the first quarter of 2021. Net rationalization charges in the first quarter of 2022 primarily related to the permanent closure of our Gadsden, Alabama tire manufacturing facility ("Gadsden") and the modernization of two of our tire manufacturing facilities in Germany. Net rationalization charges in the first quarter of 2021 primarily related to a plan to reduce SAG headcount in EMEA, the modernization of two of our tire manufacturing facilities in Germany and the permanent closure of Gadsden. For further information, refer to Note to the Consolidated Financial Statements No. 4, Costs Associated with Rationalization Programs.

Interest expense in the first quarter of 2022 was $104 million, increasing $25 million, or 31.6%, from $79 million in the first quarter of 2021. The average interest rate was 5.28% in the first quarter of 2022 compared to 5.23% in the first quarter of 2021. The average debt balance was $7,884 million in the first quarter of 2022 compared to $6,046 million in the first quarter of 2021. The increase in average debt is primarily due to the additional borrowings that were used to partially fund the Cooper Tire acquisition in the second quarter of 2021.

Other (Income) Expense in the first quarter of 2022 was $5 million of expense, compared to $34 million of expense in the first quarter of 2021. Other (Income) Expense for the three months ended March 31, 2022 includes net gains on asset sales of $4 million ($4 million after-tax and minority), primarily related to the sale of an equity investment in Americas. Other (Income) Expense for the three months ended March 31, 2021 includes $8 million ($6 million after-tax and minority) of transaction costs related to the Cooper Tire acquisition and an out of period adjustment of $7 million ($7 million after-tax and minority) of expense related to foreign currency exchange in Americas. The remainder of the change was driven by a $6 million increase in royalty income, primarily due to an increase in chemical royalties in Americas.

For the first quarter of 2022, we recorded income tax expense of $38 million on income before income taxes of $134 million. Income tax expense for the three months ended March 31, 2022 includes net discrete tax expense of $4 million ($4 million after minority interest). Discrete tax expense includes a charge of $11 million to establish a full valuation allowance on our net deferred tax assets in Russia, partially offset by a net benefit of $7 million for various other items.

In the first quarter of 2021, we recorded income tax expense of $15 million on income before income taxes of $33 million. Income tax expense for the three months ended March 31, 2021 includes net discrete tax expense of $3 million ($3 million after minority interest).

We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for both the three months ended March 31, 2022 and March 31, 2021 primarily relates to losses in foreign jurisdictions in which no tax benefits are recorded and the discrete items noted above.

At both March 31, 2022 and December 31, 2021, we had approximately $1.2 billion of U.S. federal, state and local net deferred tax assets, net of valuation allowances totaling $26 million primarily for state tax loss carryforwards with limited lives. In the U.S., we have a cumulative loss for the three-year period ending March 31, 2022. However, as the three-year cumulative loss in the U.S. is driven by business disruptions created by the COVID-19 pandemic, primarily in 2020, and only include the favorable impact of the Cooper Tire acquisition since the Closing Date, we also considered other objectively verifiable information in assessing our ability to utilize our net deferred tax assets, including continued favorable recovery trends in the tire industry and our tire volume as well as expected continued improvement. In addition, the Cooper Tire acquisition has generated significant incremental domestic earnings since the Closing Date and provides opportunities for cost and other operating synergies to further improve our U.S. profitability.

At both March 31, 2022 and December 31, 2021, our U.S. net deferred tax assets include $339 million of foreign tax credits with limited lives, net of valuation allowances of $3 million. Our earnings and forecasts of future profitability, taking into consideration recent trends, along with three significant sources of foreign income, provide us sufficient positive evidence that we will be able to utilize these net foreign tax credits which expire through 2030. Our sources of foreign income are (1) 100% of our domestic profitability can be re-characterized as foreign source income under current U.S. tax law to the extent domestic losses have offset foreign source income in prior years, (2) annual net foreign source income, exclusive of dividends, primarily from royalties, and (3) tax planning strategies, including capitalizing research and development costs, accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, and reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, all of which would increase our domestic profitability.

We consider our current forecasts of future profitability in assessing our ability to realize our deferred tax assets, including our foreign tax credits. These forecasts include the impact of recent trends, including various macroeconomic factors such as the impact of higher raw material, transportation, labor and energy costs, on our profitability, as well as the impact of tax planning strategies. These macroeconomic factors possess a high degree of volatility and can significantly impact our profitability. As such, there is a risk that future earnings will not be sufficient to fully utilize our U.S. net deferred tax assets, including our foreign tax credits. However, we believe our forecasts of future profitability along with the three significant sources of foreign income described above provide us sufficient positive, objectively verifiable evidence to conclude that it is more likely than not that, at March 31, 2022, our U.S. net deferred tax assets, including our foreign tax credits, net of valuation allowances, will be fully utilized.

At both March 31, 2022 and December 31, 2021, we also had approximately $1.3 billion of foreign net deferred tax assets, and related valuation allowances of $1.0 billion. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of approximately $860 million on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances having a significant impact on our financial position or results of operations will exist within the next twelve months.

For further information regarding income taxes and the realizability of our deferred tax assets, including our foreign tax credits, refer to Note to the Consolidated Financial Statements No. 6, Income Taxes.

Minority shareholders’ net income in the first quarter of 2022 was breakeven compared to $6 million in 2021.

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

Total segment operating income for the first quarter of 2022 was $303 million, an increase of $77 million, or 34.1%, from $226 million in the first quarter of 2021. Total segment operating margin in the first quarter of 2022 was 6.2% compared to 6.4% in the first quarter of 2021.

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

Americas

	Three Months Ended March 31,
(In millions)	2022	2021	Change	Percent Change
Tire Units	22.2	15.5	6.7	43.8%
Net Sales	$2,915	$1,787	$1,128	63.1%
Operating Income	216	114	102	89.5%
Operating Margin	7.4%	6.4%

Three Months Ended March 31, 2022 and 2021

Americas unit sales in the first quarter of 2022 increased 6.7 million units, or 43.8%, to 22.2 million units. Replacement tire volume increased 6.6 million units, or 54.8%, due to the addition of Cooper Tire's units. OE tire volume increased 0.1 million units, or 4.5%, despite the ongoing negative impacts to vehicle production as a result of global supply chain disruptions, including shortages of key manufacturing components, such as semiconductors, and was driven by the addition of Cooper Tire's units.

Net sales in the first quarter of 2022 were $2,915 million, increasing $1,128 million, or 63.1%, from $1,787 million in the first quarter of 2021. The increase in net sales was primarily due to the addition of Cooper Tire’s net sales of $756 million, favorable price and product mix of $331 million, driven by price increases, and higher sales in other tire-related businesses of $72 million, primarily due to an increase in third-party sales of chemical products and higher aviation sales.

Operating income in the first quarter of 2022 was $216 million, increasing $102 million, or 89.5%, from $114 million in the first quarter of 2021. The increase in operating income was due to improvements in price and product mix of $322 million, which more than offset higher raw material costs of $204 million, and the net impact of out of period adjustments in 2021 totaling $13 million of expense. These increases were partially offset by increased transportation costs of $40 million, higher SAG of $23 million, primarily due to higher wages and benefits and inflation, and higher conversion costs of $14 million, driven by inflation. The remainder of the change was driven by the addition of Cooper Tire's operating results. We estimate that the severe winter storm in the U.S. negatively impacted Americas operating income in 2021 by approximately $17 million.

Operating income in the first quarter of 2022 excluded net rationalization charges of $7 million and net gains on asset sales of $4 million. Operating income in the first quarter of 2021 excluded net rationalization charges of $10 million.

Europe, Middle East and Africa

	Three Months Ended March 31,
(In millions)	2022	2021	Change	Percent Change
Tire Units	14.5	12.7	1.8	14.4%
Net Sales	$1,426	$1,231	$195	15.8%
Operating Income	59	74	(15)	(20.3)%
Operating Margin	4.1%	6.0%

Three Months Ended March 31, 2022 and 2021

EMEA unit sales in the first quarter of 2022 increased 1.8 million units, or 14.4%, to 14.5 million units. Replacement tire volume increased 2.1 million units, or 22.4%, primarily in our consumer business, reflecting increased industry demand due to continued recovery from the COVID-19 pandemic, our ongoing initiative to align distribution in Europe and the addition of Cooper Tire’s units. OE tire volume decreased 0.3 million units, or 9.4%, reflecting the negative impact on vehicle production of global supply chain disruptions, including shortages of key manufacturing components, such as semiconductors. This was partially offset by share gains driven by new consumer fitments.

Net sales in the first quarter of 2022 were $1,426 million, increasing $195 million, or 15.8%, from $1,231 million in the first quarter of 2021. Net sales increased primarily due to improvements in price and product mix of $164 million, driven by price increases, higher tire volume of $103 million, the addition of Cooper Tire's net sales of $62 million and higher sales in other tire-related businesses of $31 million, primarily due to growth in our Fleet Solutions business and an increase in motorcycle, retread and aviation sales. These increases were partially offset by unfavorable foreign currency translation of $166 million, driven by a weaker Turkish lira and euro.

Operating income in the first quarter of 2022 was $59 million, decreasing $15 million, or 20.3%, from $74 million in the first quarter of 2021. The decrease in operating income was primarily due to higher conversion costs of $49 million, reflecting higher energy costs and other inflationary cost pressures, higher SAG of $26 million, primarily related to higher wages and benefits and inflation, and unfavorable foreign currency translation of $10 million, driven by a weaker Turkish lira, Russian ruble and euro. These decreases were partially offset by improvements in price and product mix of $166 million, which more than offset higher raw material costs of $127 million, and higher tire volume of $28 million. Conversion costs and SAG each include incremental savings from rationalization plans of $1 million.

Operating income in the first quarter of 2022 excluded net rationalization charges of $5 million. Operating income in the first quarter of 2021 excluded net rationalization charges of $36 million.

Asia Pacific

	Three Months Ended March 31,
(In millions)	2022	2021	Change	Percent Change
Tire Units	8.3	6.8	1.5	21.5%
Net Sales	$567	$493	$74	15.0%
Operating Income	28	38	(10)	(26.3)%
Operating Margin	4.9%	7.7%

Three Months Ended March 31, 2022 and 2021

Asia Pacific unit sales in the first quarter of 2022 increased 1.5 million units, or 21.5%, to 8.3 million units. OE tire volume increased 1.0 million units, or 42.2%. Replacement tire volume increased 0.5 million units, or 11.1%. These increases were primarily due to the addition of Cooper Tire’s units and were partially offset by the unfavorable impact of renewed stay-at-home orders in China, as well as the negative impact on vehicle production of global supply chain disruptions, including shortages of key manufacturing components, such as semiconductors.

Net sales in the first quarter of 2022 were $567 million, increasing $74 million, or 15.0%, from $493 million in the first quarter of 2021. Net sales increased due to the addition of Cooper Tire’s net sales of $51 million, higher tire volume of $26 million and favorable price and product mix of $14 million, driven by price increases. These increases were partially offset by unfavorable foreign currency translation of $16 million, primarily related to the weakening of the Japanese yen and Australian dollar.

Operating income in the first quarter of 2022 was $28 million, decreasing $10 million, or 26.3%, from $38 million in the first quarter of 2021. The decrease in operating income was primarily due to higher raw material costs of $47 million and higher conversion costs of $5 million, driven by higher energy costs. These decreases were partially offset by favorable price and product mix of $23 million, higher tire volume of $7 million, and lower SAG of $3 million, primarily related to lower bad debt expense. The remainder of the change was driven by the addition of Cooper Tire's operating results.

Operating income in 2022 excluded net rationalization reversals of $1 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.

At March 31, 2022, we had $1,053 million in cash and cash equivalents, compared to $1,088 million at December 31, 2021. For the three months ended March 31, 2022, net cash used by operating activities was $711 million, reflecting cash used for working capital of $1,002 million and rationalization payments of $36 million, partially offset by net income for the period of $96 million, which includes non-cash charges for depreciation and amortization of $244 million. Net cash used by investing activities was $300 million, primarily representing capital expenditures of $276 million. Cash provided by financing activities was $982 million, primarily due to net borrowings of $972 million.

At March 31, 2022, we had $3,374 million of unused availability under our various credit agreements, compared to $4,345 million at December 31, 2021. The table below presents unused availability under our credit facilities at those dates:

(In millions)	March 31, 2022	December 31, 2021
First lien revolving credit facility	$1,811	$2,314
European revolving credit facility	786	908
Chinese credit facilities	347	374
Mexican credit facility	—	42
Other foreign and domestic debt	23	147
Short term credit arrangements	407	560
	$3,374	$4,345

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

Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, South Africa, Serbia and Argentina, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our

Chinese, South African, Serbian and Argentinian subsidiaries, which are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At March 31, 2022, approximately $960 million of net assets, including approximately $194 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China, South Africa, Serbia and Argentina have not adversely impacted our ability to make transfers out of those countries.

Operating Activities

Net cash used by operating activities was $711 million in the first quarter of 2022, compared to net cash used by operating activities of $282 million in the first quarter of 2021. The increase in net cash used by operating activities was primarily due to a net increase in cash used for working capital of $439 million and an unfavorable year-over-year change in Compensation and Benefits on the Balance Sheet of $101 million, primarily due to higher incentive compensation payments and a decrease in pension liabilities, which were partially offset by higher earnings in our SBUs of $77 million and lower cash payments for rationalizations of $47 million.

The net increase in cash used for working capital reflects increases in cash used for Accounts Receivable of $316 million and Inventory of $178 million, partially offset by an increase in cash provided by Accounts Payable - Trade of $55 million. These changes were driven by the acquisition of Cooper Tire, higher sales volume and an increase in finished goods inventory as we continue to restock in order to meet anticipated near-term demand, as well as the impact of current year inflationary cost pressures on our manufacturing operations and our pricing.

Investing Activities

Net cash used by investing activities was $300 million in the first quarter of 2022, compared to $180 million in the first quarter of 2021. Capital expenditures were $276 million in the first quarter of 2022, including $66 million related to Cooper Tire, compared to $185 million in the first quarter of 2021. Beyond expenditures required to sustain our facilities, capital expenditures in 2022 and 2021 primarily related to the modernization and expansion of tire manufacturing facilities around the world.

Financing Activities

Net cash provided by financing activities was $982 million in the first quarter of 2022, compared to net cash provided by financing activities of $144 million in the first quarter of 2021. Financing activities in the first quarter of 2022 included net borrowings of $972 million and net cash provided by other financing transactions of $15 million, primarily due to an increase in our liability to remit cash from factored accounts receivables to the purchaser of those receivables. Financing activities in 2021 included net borrowings of $175 million, partially offset by $40 million of net cash used by other financing transactions, primarily due to a decrease in our liability to remit cash from factored account receivables to the purchaser of those receivables.

Credit Sources

In aggregate, we had total credit arrangements of $11,611 million available at March 31, 2022, of which $3,374 million were unused, compared to $11,628 million available at December 31, 2021, of which $4,345 million were unused. At March 31, 2022, we had long term credit arrangements totaling $10,620 million, of which $2,967 million were unused, compared to $10,624 million and $3,785 million, respectively, at December 31, 2021. At March 31, 2022, we had short term committed and uncommitted credit arrangements totaling $991 million, of which $407 million were unused, compared to $1,004 million and $560 million, respectively, at December 31, 2021. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.

Outstanding Notes

At March 31, 2022, we had $5,580 million of outstanding notes compared to $5,591 million at December 31, 2021.

$2.75 billion Amended and Restated First Lien Revolving Credit Facility due 2026

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

Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks in an amount not to exceed $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below

$2.75 billion. As of March 31, 2022, our borrowing base, and therefore our availability, under this facility was $321 million below the facility's stated amount of $2.75 billion.

At March 31, 2022, we had $615 million of borrowings and $3 million of letters of credit issued under the revolving credit facility. At December 31, 2021, we had no borrowings and $19 million of letters of credit issued under the revolving credit facility.

€800 million Amended and Restated Senior Secured European Revolving Credit Facility due 2024

Our amended and restated European revolving credit facility consists of (i) a €180 million German tranche that is available only to Goodyear Germany GmbH and (ii) a €620 million all-borrower tranche that is available to Goodyear Europe B.V. ("GEBV"), Goodyear Germany and Goodyear Operations S.A. Up to €175 million of swingline loans and €75 million in letters of credit are available for issuance under the all-borrower tranche. Amounts drawn under this facility will bear interest at LIBOR plus 150 basis points for loans denominated in U.S. dollars, EURIBOR plus 150 basis points for loans denominated in euros, and SONIA plus 150 basis points for loans denominated in pounds sterling. Undrawn amounts under the facility are subject to an annual commitment fee of 25 basis points. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to €200 million.

At March 31, 2022, there were no borrowings outstanding under the German tranche, $102 million (€92 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility. At December 31, 2021, we had no borrowings and no letters of credit outstanding under the European revolving credit facility.

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

Accounts Receivable Securitization Facilities (On-Balance Sheet)

GEBV and certain other of our European subsidiaries are parties to a pan-European accounts receivable securitization facility that expires in 2027. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €30 million and not more than €450 million. For the period from October 19, 2021 through October 19, 2022, the designated maximum amount of the facility is €300 million.

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

At March 31, 2022, the amounts available and utilized under this program totaled $213 million (€192 million). At December 31, 2021, the amounts available and utilized under this program totaled $279 million (€246 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At March 31, 2022, the gross amount of receivables sold was $537 million, compared to $605 million at December 31, 2021.

Letters of Credit

At March 31, 2022, we had $228 million in letters of credit issued under bilateral letter of credit agreements and other foreign credit facilities.

Supplier Financing

We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institution acts as our paying agent with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers'

decisions to sell their receivables under the programs. Agreements for such financing programs totaled up to $750 million and $630 million at March 31, 2022 and December 31, 2021, respectively.

Further Information

On March 5, 2021, the ICE Benchmark Administration, the administrator of LIBOR (“IBA”), confirmed its previously announced plans to cease publication of USD LIBOR on December 31, 2021 for the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. In addition, the IBA ceased publication of all tenors of euro and Swiss franc LIBOR and most tenors of Japanese yen and British pound LIBOR on December 31, 2021. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee that has been convened by the Federal Reserve Board and the Federal Reserve Bank of New York to encourage market participants' use of the Secured Overnight Financing Rate, known as SOFR. Additionally, the International Swaps and Derivatives Association, Inc. published amendments to its definition book to incorporate new benchmark fallbacks for derivative contracts that reference certain interbank offered rates, including LIBOR. We cannot currently predict the effect of the discontinuation of, or other changes to, LIBOR or any establishment of alternative reference rates in the United States, the United Kingdom, the European Union or elsewhere on the global capital markets. The uncertainty regarding the future of LIBOR, as well as the transition from LIBOR to any alternative reference rate or rates, could have adverse impacts on floating rate obligations, loans, deposits, derivatives and other financial instruments that currently use LIBOR as a benchmark rate. We have identified and evaluated our financing obligations and other contracts that refer to LIBOR and expect to be able to transition those obligations and contracts to an alternative reference rate upon the discontinuation of LIBOR. Our first lien revolving credit facility and our European revolving credit facility, which constitute the most significant of our LIBOR-based debt obligations, contain "fallback" provisions that address the potential discontinuation of LIBOR and facilitate the adoption of an alternate rate of interest. We have not issued any long term floating rate notes. Our first lien revolving credit facility also contain express provisions for the use, at our option, of an alternative base rate (the higher of (a) the prime rate, (b) the federal funds effective rate or the overnight bank funding rate plus 50 basis points or (c) LIBOR plus 100 basis points). We do not believe that the discontinuation of LIBOR, or its replacement with an alternative reference rate or rates, will have a material impact on our results of operations, financial position or liquidity.

For a further description of the terms of our outstanding notes, first lien revolving credit facility, European revolving credit facility and pan-European accounts receivable securitization facility, refer to Note to the Consolidated Financial Statements No. 16, Financing Arrangements and Derivative Financial Instruments, in our 2021 Form 10‑K and Note to the Consolidated Financial Statements No. 9, Financing Arrangements and Derivative Financial Instruments, in this Form 10-Q.

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

We have an additional financial covenant in our first lien revolving credit facility that is currently not applicable. We become subject to that financial covenant when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $275 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for the most recent period of four consecutive fiscal quarters. As of March 31, 2022, our unused availability under this facility of $1,811 million, plus our Available Cash of $317 million, totaled $2,128 million, which is in excess of $275 million.

In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first lien revolving credit facility that are described above and a financial covenant applicable only to GEBV and its subsidiaries. This financial covenant provides that we are not permitted to allow GEBV’s ratio of Consolidated Net GEBV Indebtedness to Consolidated GEBV EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net GEBV Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GEBV and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries, and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net GEBV Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At March 31, 2022, we were in compliance with this financial covenant.

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

At March 31, 2022, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.

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

We do not currently pay a quarterly dividend on our common stock.

We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During the first quarter of 2022, we did not repurchase any shares from employees.

The restrictions imposed by our credit facilities and indentures are not expected to significantly affect our ability to pay dividends or repurchase our capital stock in the future.

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

	Summarized Balance Sheets
(In millions)	March 31, 2022	December 31, 2021
Total Current Assets(1)	$5,600	$5,161
Total Non-Current Assets	8,494	8,406

Total Current Liabilities	$2,871	$2,932
Total Non-Current Liabilities	9,534	8,967
(1)
Includes receivables due from Non-Guarantor Subsidiaries of $1,396 million and $1,618 million as of March 31, 2022 and December 31, 2021, respectively.

	Summarized Statements of Operations
(In millions)	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Net Sales	$2,726	$9,549
Cost of Goods Sold	2,249	7,623
Selling, Administrative and General Expense	378	1,457
Rationalizations	7	37
Interest Expense	79	322
Other (Income) Expense	(8)	(93)
Income before Income Taxes(2)	$21	$203

Net Income	$25	$542
Goodyear Net Income	$25	$542
(2)
Includes income from intercompany transactions with Non-Guarantor Subsidiaries of $119 million for the three months ended March 31, 2022, primarily from royalties, intercompany product sales, dividends and interest, and $588 million for the year ended December 31, 2021, primarily from royalties, dividends, interest and intercompany product sales.

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
•
if we are unable to attract and retain key personnel, our business could be materially adversely affected; and
•
we may be impacted by economic and supply disruptions associated with events beyond our control, such as war, including the current conflict between Russia and Ukraine, acts of terror, political unrest, public health concerns, labor disputes or natural disasters.

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

Interest Rate Risk

We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At March 31, 2022, approximately 25% of our debt was at variable interest rates averaging 3.38%.

The following table presents information about long term fixed rate debt, excluding finance leases, at March 31, 2022:

(In millions)
Carrying amount — liability	$5,780
Fair value — liability	5,559
Pro forma fair value — liability	5,811

The pro forma information assumes a 100 basis point decrease in market interest rates at March 31, 2022, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.

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

The following table presents net foreign currency contract information at March 31, 2022:

(In millions)
Fair value — asset (liability)	$6
Pro forma decrease in fair value	(104)
Contract maturities	4/22-3/23

The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at March 31, 2022, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

Fair values are recognized on the Consolidated Balance Sheet at March 31, 2022 as follows:

(In millions)
Current asset (liability):
Accounts receivable	$20
Other current liabilities	(14)

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

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2022 (the end of the period covered by this Quarterly Report on Form 10-Q).

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Asbestos Litigation

As reported in our Form 10-K for the year ended December 31, 2021, we were one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 38,200 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the first three months of 2022, approximately 200 claims were filed against us and approximately 200 were settled or dismissed. The amounts expended on asbestos defense and claim resolution by us and our insurers during the first three months of 2022 was $5 million. At March 31, 2022, there were approximately 38,200 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. Refer to Note to the Consolidated Financial Statements No. 13, Commitments and Contingent Liabilities, for additional information on asbestos litigation.

Reference is made to Item 3 of Part I of our 2021 Form 10-K for additional discussion of legal proceedings.

ITEM 1A. RISK FACTORS.

Russia’s recent invasion of Ukraine and the resulting government sanctions could result in significant macroeconomic consequences, including increased inflationary pressures, market volatility, economic restrictions and business disruptions, which could negatively impact our business, financial condition and results of operations.

We have suspended all shipments of tires to Russia and remain largely unable to operate our business in Ukraine. These actions have not had and are not expected to have a direct material impact on our financial results. Nonetheless, the ongoing conflict has aggravated already challenging macroeconomic trends, including global supply chain disruptions, higher costs for certain raw materials and higher energy and transportation costs. The conflict has also increased geopolitical tension that could result in further sanctions and embargoes, regional instability and potential retaliatory action by the Russian government, including cyber-attacks. While we continue to take actions to ensure the safety of our associates and the continuity of our business operations, the extent of the conflict’s impact on the global economy cannot be predicted.

To the extent the current conflict between Russia and Ukraine adversely affects our business, it may also have the effect of heightening many of the other risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, any of which could materially and adversely affect our business, financial condition and results of operations. Such risks include, but are not limited to, adverse effects from the deterioration of macroeconomic conditions, including higher raw material, energy and transportation costs; disruptions in our supply chain; financial difficulties impacting major customers, dealers or suppliers; reduced access to capital markets; disruptions in our information technology systems, including potential cyber-attacks or ransomware; and exposure to foreign currency fluctuations.

Refer to “Item 1A. Risk Factors” in our 2021 Form 10-K for a discussion of our risk factors.

ITEM 6. EXHIBITS.

Refer to the Index of Exhibits, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2022

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

The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	May 6, 2022	By	/s/ EVAN M. SCOCOS
Evan M. Scocos, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the Principal Accounting Officer of the Registrant.)