Form 10-Q
period 2022-06-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2022-08-05
CIK 42582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at July 31, 2022:	282,802,845

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
EX-101.CAL CALCULATION LINKBASE DOCUMENT
EX-101.DEF DEFINITION LINKBASE DOCUMENT
EX-101.LAB LABELS LINKBASE DOCUMENT
EX-101.PRE PRESENTATION LINKBASE DOCUMENT
EX-104

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2022	2021	2022	2021
Net Sales (Note 3)	$5,212	$3,979	$10,120	$7,490
Cost of Goods Sold	4,172	3,078	8,138	5,829
Selling, Administrative and General Expense	717	658	1,405	1,222
Rationalizations (Note 4)	26	18	37	68
Interest Expense	110	97	214	176
Other (Income) Expense (Note 5)	(65)	30	(60)	64
Income before Income Taxes	252	98	386	131
United States and Foreign Tax Expense (Note 6)	82	27	120	42
Net Income	170	71	266	89
Less: Minority Shareholders’ Net Income	4	4	4	10
Goodyear Net Income	$166	$67	$262	$79
Goodyear Net Income — Per Share of Common Stock
Basic	$0.58	$0.27	$0.92	$0.33
Weighted Average Shares Outstanding (Note 7)	284	244	284	239
Diluted	$0.58	$0.27	$0.91	$0.32
Weighted Average Shares Outstanding (Note 7)	286	247	286	242

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Net Income	$170	$71	$266	$89
Other Comprehensive Income:
Foreign currency translation, net of tax of ($6) and ($6) in 2022 ($2 and $1 in 2021)	(187)	33	(184)	(6)
Unrealized gain from securities, net of tax of $0 and $0 in 2022 ($0 and $0 in 2021)	—	8	—	8
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $7 and $15 in 2022 ($8 and $17 in 2021)	24	26	48	53
Change in net actuarial losses, net of tax of ($2) and $3 in 2022 ($2 and $5 in 2021)	(2)	7	14	16
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures, net of tax of $5 and $5 in 2022 ($4 and $4 in 2021)	13	15	13	15
Deferred derivative gains (losses), net of tax of $0 and $0 in 2022 ($0 and $0 in 2021)	3	(1)	1	—
Reclassification adjustment for amounts recognized in income, net of tax of $0 and $0 in 2022 ($0 and $0 in 2021)	—	—	(1)	(2)
Other Comprehensive Income (Loss)	(149)	88	(109)	84
Comprehensive Income	21	159	157	173
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	(3)	3	(11)	2
Goodyear Comprehensive Income	$24	$156	$168	$171

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In millions, except share data)	2022	2021
Assets:
Current Assets:
Cash and Cash Equivalents	$1,248	$1,088
Accounts Receivable, less Allowance — $112 ($123 in 2021)	3,306	2,387
Inventories:
Raw Materials	1,119	958
Work in Process	208	191
Finished Products	3,062	2,445
	4,389	3,594
Prepaid Expenses and Other Current Assets	280	262
Total Current Assets	9,223	7,331
Goodwill	995	1,004
Intangible Assets	1,023	1,039
Deferred Income Taxes (Note 6)	1,512	1,596
Other Assets	1,099	1,106
Operating Lease Right-of-Use Assets	1,008	981
Property, Plant and Equipment, less Accumulated Depreciation — $11,045 ($11,130 in 2021)	8,041	8,345
Total Assets	$22,901	$21,402

Liabilities:
Current Liabilities:
Accounts Payable — Trade	$4,593	$4,148
Compensation and Benefits (Notes 11 and 12)	657	689
Other Current Liabilities	830	822
Notes Payable and Overdrafts (Note 9)	519	406
Operating Lease Liabilities due Within One Year	206	204
Long Term Debt and Finance Leases due Within One Year (Note 9)	316	343
Total Current Liabilities	7,121	6,612
Operating Lease Liabilities	844	819
Long Term Debt and Finance Leases (Note 9)	7,569	6,648
Compensation and Benefits (Notes 11 and 12)	1,293	1,445
Deferred Income Taxes (Note 6)	134	135
Other Long Term Liabilities	593	559
Total Liabilities	17,554	16,218
Commitments and Contingent Liabilities (Note 13)
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 282 million in 2022 (282 million in 2021)	282	282
Capital Surplus	3,114	3,107
Retained Earnings	5,835	5,573
Accumulated Other Comprehensive Loss	(4,057)	(3,963)
Goodyear Shareholders’ Equity	5,174	4,999
Minority Shareholders’ Equity — Nonredeemable	173	185
Total Shareholders’ Equity	5,347	5,184
Total Liabilities and Shareholders’ Equity	$22,901	$21,402

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(Dollars in millions, except per share amounts)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2021
(after deducting 42,494,684 common treasury shares)	281,793,223	$282	$3,107	$5,573	$(3,963)	$4,999	$185	$5,184
Net income				96		96		96
Other comprehensive income (loss)					48	48	(8)	40
Total comprehensive income (loss)						144	(8)	136
Stock-based compensation plans			7			7		7
Common stock issued from treasury	635,149		(5)			(5)		(5)
Balance at March 31, 2022
(after deducting 41,859,535 common treasury shares)	282,428,372	$282	$3,109	$5,669	$(3,915)	$5,145	$177	$5,322
Net income				166		166	4	170
Other comprehensive loss					(142)	(142)	(7)	(149)
Total comprehensive income (loss)						24	(3)	21
Stock-based compensation plans			5			5		5
Dividends declared							(1)	(1)
Common stock issued from treasury	42,861
Balance at June 30, 2022
(after deducting 41,816,674 common treasury shares)	282,471,233	$282	$3,114	$5,835	$(4,057)	$5,174	$173	$5,347

There were no dividends declared or paid during the three and six months ended June 30, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(Dollars in millions, except per share amounts)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2020
(after deducting 45,243,329 common treasury shares)	233,220,098	$233	$2,171	$4,809	$(4,135)	$3,078	$181	$3,259
Net income				12		12	6	18
Other comprehensive income (loss)					3	3	(7)	(4)
Total comprehensive income (loss)						15	(1)	14
Stock-based compensation plans			4			4		4
Common stock issued from treasury	1,759,931	2	7			9		9
Balance at March 31, 2021
(after deducting 43,483,398 common treasury shares)	234,980,029	$235	$2,182	$4,821	$(4,132)	$3,106	$180	$3,286
Net income				67		67	4	71
Other comprehensive income (loss)					89	89	(1)	88
Total comprehensive income						156	3	159
Common stock issued	45,824,480	46	892			938		938
Stock-based compensation plans			6			6		6
Dividends declared							(5)	(5)
Common stock issued from treasury	387,763		6			6		6
Acquisition of Cooper Tire's minority interests							21	21
Balance at June 30, 2021
(after deducting 43,095,635 common treasury shares)	281,192,272	$281	$3,086	$4,888	$(4,043)	$4,212	$199	$4,411

There were no dividends declared or paid during the three and six months ended June 30, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In millions)	2022	2021
Cash Flows from Operating Activities:
Net Income	$266	$89
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and Amortization	481	405
Amortization and Write-Off of Debt Issuance Costs	8	9
Amortization of Inventory Fair Value Adjustment Related to the Cooper Tire Acquisition (Note 2)	—	38
Transaction and Other Costs Related to the Cooper Tire Acquisition (Note 2)	—	55
Cash Payments for Transaction and Other Costs Related to the Cooper Tire Acquisition	(2)	(33)
Provision for Deferred Income Taxes (Note 6)	42	(66)
Net Pension Curtailments and Settlements	18	19
Net Rationalization Charges (Note 4)	37	68
Rationalization Payments	(59)	(123)
Net (Gains) Losses on Asset Sales (Note 5)	(98)	—
Operating Lease Expense	150	143
Operating Lease Payments	(139)	(133)
Pension Contributions and Direct Payments	(33)	(22)
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(1,024)	(545)
Inventories	(890)	(542)
Accounts Payable — Trade	672	547
Compensation and Benefits	(44)	90
Other Current Liabilities	21	(42)
Other Assets and Liabilities	61	(28)
Total Cash Flows from Operating Activities	(533)	(71)
Cash Flows from Investing Activities:
Acquisition of Cooper Tire, net of cash and restricted cash acquired	—	(1,856)
Capital Expenditures	(511)	(385)
Cash Proceeds from Sale and Leaseback Transaction (Note 5)	108	—
Asset Dispositions	24	—
Short Term Securities Acquired	(41)	(57)
Short Term Securities Redeemed	44	58
Notes Receivable	(24)	(7)
Other Transactions	(3)	14
Total Cash Flows from Investing Activities	(403)	(2,233)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	723	522
Short Term Debt and Overdrafts Paid	(579)	(446)
Long Term Debt Incurred	5,312	4,855
Long Term Debt Paid	(4,327)	(3,042)
Common Stock Issued	(5)	9
Transactions with Minority Interests in Subsidiaries	(1)	(5)
Debt Related Costs and Other Transactions	9	(73)
Total Cash Flows from Financing Activities	1,132	1,820
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(33)	(6)
Net Change in Cash, Cash Equivalents and Restricted Cash	163	(490)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	1,164	1,624
Cash, Cash Equivalents and Restricted Cash at End of the Period	$1,327	$1,134

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

Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2022.

Recently Issued Accounting Standards

In November 2021, the Financial Accounting Standards Board issued an accounting standards update on the disclosure of certain types of government assistance. Specifically, on an annual basis, entities will be required to make certain disclosures for transactions with a government that are accounted for by analogizing to a grant model. The standards update is effective either prospectively or retrospectively for annual periods beginning after December 15, 2021, with early adoption permitted. We are currently assessing the impact of this standards update on our disclosures in the notes to consolidated financial statements.

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

Restricted Cash

The following table provides a reconciliation of Cash, Cash Equivalents and Restricted Cash as reported within the Consolidated Statements of Cash Flows:

	June 30,
(In millions)	2022	2021
Cash and Cash Equivalents	$1,248	$1,030
Restricted Cash(1)	79	104
Total Cash, Cash Equivalents and Restricted Cash	$1,327	$1,134

(1) Includes remaining Cooper Tire & Rubber Company ("Cooper Tire") restricted cash acquired of $21 million and $50 million at June 30, 2022 and June 30, 2021, respectively.

Restricted Cash primarily represents amounts required to be set aside in relation to (i) accounts receivable factoring programs and (ii) change-in-control provisions of certain Cooper Tire compensation plans. The restrictions lapse when cash from factored accounts receivable is remitted to the purchaser of those receivables or as the compensation payments are made, respectively. At June 30, 2022, $65 million and $14 million were recorded in Prepaid Expenses and Other Current Assets and Other Assets in the Consolidated Balance Sheets, respectively. At June 30, 2021, $86 million and $18 million were recorded in Prepaid Expenses and Other Current Assets and Other Assets in the Consolidated Balance Sheets, respectively.

Reclassifications and Adjustments

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation. In the second quarter of 2021, we recorded an out of period adjustment of $8 million of income related to accrued freight charges in Americas. Additionally, in the first quarter of 2021, we recorded out of period adjustments totaling $20 million of expense, primarily related to the valuation of inventory in Americas. The adjustments related to the years, and interim periods therein, of 2016 to 2020. The adjustments did not have a material effect on any of the periods impacted.

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

During the second quarter of 2022, we finalized our valuation of the identified assets acquired and liabilities assumed. No significant measurement period changes were recorded during the three or six months ended June 30, 2022. Principal changes since our initial measurement in the second quarter of 2021 include (i) decreasing the value attributed to customer relationships primarily to reflect updated assumptions related to customer attrition rates, (ii) updating the value attributed to trade names to reflect our long-term view of how each acquired brand fits into the overall product portfolio of the combined company and the appropriate royalty rate to value each acquired brand based on expected profitability, (iii) decreasing the value attributed to Property, Plant and Equipment primarily to reflect updated assumptions related to the estimated economic value of certain underlying assets, (iv) decreasing the value attributed to pension and other postretirement benefit liabilities primarily to reflect updated plan population data, (v) increasing the value attributed to a liability for environmental matters primarily to reflect updated estimated lifecycle remediation cost data and recording other liabilities identified during the measurement period, and (vi) a reclassification between Accounts Receivable and Accounts Payable to conform to Goodyear's classification of customer rebate and discount program liabilities. These adjustments were recorded net of adjustments to Deferred Tax Liabilities with the corresponding offset recorded to Goodwill, as applicable.

The following table sets forth cumulative measurement period changes since the Closing Date, as well as the final and initial allocation of the Merger Consideration to the estimated fair value of the identifiable tangible and intangible assets acquired and liabilities assumed of Cooper Tire, with the excess recorded to Goodwill as of the Closing Date:

(In millions)	Final Purchase Price Allocation	Cumulative Measurement Period Changes	Initial Purchase Price Allocation
Cash and Cash Equivalents	$231	$—	$231
Accounts Receivable	538	(83)	621
Inventories	708	15	693
Property, Plant and Equipment	1,346	(26)	1,372
Goodwill	633	158	475
Intangible Assets	926	(160)	1,086
Other Assets	360	(2)	362
	4,742	(98)	4,840

Accounts Payable — Trade	384	(80)	464
Compensation and Benefits	356	(30)	386
Debt, Finance Leases and Notes Payable and Overdrafts	151	—	151
Deferred Tax Liabilities, net	292	(55)	347
Other Liabilities	441	67	374
Minority Equity	21	—	21
	1,645	(98)	1,743
Merger Consideration	$3,097	$—	$3,097

The estimated value of Inventory includes adjustments totaling $245 million, comprised of $135 million primarily to adjust inventory valued on a last-in, first-out ("LIFO") basis to a current cost basis and $110 million to step-up inventory to estimated fair value. The fair value step-up was fully amortized to Cost of Goods Sold ("CGS") in 2021, including $38 million during the second quarter of 2021, as the related inventory was sold. We eliminated the LIFO reserve on Cooper Tire’s U.S. inventories as we predominately determine the value of our inventory using the first-in, first-out ("FIFO") method. To estimate the fair value of inventory, we considered the components of Cooper Tire’s inventory, as well as estimates of selling prices and selling and distribution costs that were based on Cooper Tire’s historical experience.

The estimated value of Property, Plant and Equipment includes adjustments totaling $138 million to increase the net book value of $1,208 million to the final fair value estimate of $1,346 million. This estimate is based on a combination of cost and market approaches, including appraisals, and expectations as to the duration of time we expect to realize benefits from those assets.

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

The estimated fair values of the identifiable intangible assets acquired, their weighted average estimated useful lives and the related valuation methodology are as follows:

(In millions, except years)	Final Fair Value	Cumulative Measurement Period Changes	Initial Fair Value	Weighted Average Useful Lives	Valuation Methodology
Trade names (indefinite-lived)	$560	$250	$310	N/A	Relief-from-royalty
Trade names (definite-lived)	10	(30)	40	14 years	Relief-from-royalty
Customer relationships	350	(380)	730	12 years	Multi-period excess earnings
Non-compete and other	6	—	6	2 years	Discounted cash flow
	$926	$(160)	$1,086

All of the Goodwill was allocated to our Americas segment. The goodwill consists of expected future economic benefits that will arise from expected future product sales, operating efficiencies and other synergies that may result from the acquisition, including income tax synergies, and is not deductible for tax purposes.

Net sales and CGS related to Cooper Tire’s operations that have been included in our Consolidated Statements of Operations for the three months ended June 30, 2022 are $919 million and $710 million, respectively, and for the six months ended June 30, 2022 are $1,788 million and $1,429 million, respectively. Net Sales and CGS related to Cooper Tire's operations that have been included in our Consolidated Statements of Operations for both the three and six months ended June 30, 2021 are $256 million and $236 million, respectively. As a result of our ongoing integration efforts, particularly as it relates to administrative functions and financing activities, we did not present stand-alone Income before Income Taxes or Net Income for Cooper Tire for these periods.

During the three and six months ended June 30, 2021, we incurred transaction and other costs in connection with the acquisition of Cooper Tire totaling $48 million and $55 million, respectively, including $10 million for a commitment fee related to a bridge term loan facility that was not utilized to finance the transaction and $6 million related to the post-combination settlement of certain Cooper Tire incentive compensation awards during the second quarter of 2021. In the three and six months ended June 30, 2021, $42 million and $49 million of these costs, respectively, are included in Other (Income) Expense, with the remainder included in CGS and Selling, Administrative and General Expense ("SAG") in our Consolidated Statements of Operations. There were no related transaction costs incurred during the three and six months ended June 30, 2022.

Pro forma financial information

The following table summarizes, on a pro forma basis, the combined results of operations of Goodyear and Cooper Tire for the three and six months ended June 30, 2021, as though the acquisition and the related financing had occurred as of January 1, 2020. The pro forma results are not necessarily indicative of either the actual consolidated results had the acquisition of Cooper Tire occurred on January 1, 2020, nor are they indicative of future consolidated operating results.

(In millions)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Net Sales	$4,563	$8,744
Income before Income Taxes	244	344
Goodyear Net Income	178	241

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

NOTE 3. NET SALES

The following tables show disaggregated net sales from contracts with customers by major source:

	Three Months Ended June 30, 2022
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$2,626	$1,301	$536	$4,463
Other tire and related sales	194	164	19	377
Retail services and service related sales	166	32	12	210
Chemical sales	154	—	—	154
Other	7	—	1	8
Net Sales by reportable segment	$3,147	$1,497	$568	$5,212

	Three Months Ended June 30, 2021
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$1,777	$1,085	$455	$3,317
Other tire and related sales	170	114	22	306
Retail services and service related sales	155	29	15	199
Chemical sales	149	—	—	149
Other	5	2	1	8
Net Sales by reportable segment	$2,256	$1,230	$493	$3,979

	Six Months Ended June 30, 2022
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$5,059	$2,576	$1,069	$8,704
Other tire and related sales	365	281	41	687
Retail services and service related sales	306	66	23	395
Chemical sales	319	—	—	319
Other	13	—	2	15
Net Sales by reportable segment	$6,062	$2,923	$1,135	$10,120

	Six Months Ended June 30, 2021
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$3,171	$2,207	$909	$6,287
Other tire and related sales	310	193	44	547
Retail services and service related sales	291	57	31	379
Chemical sales	262	—	—	262
Other	9	4	2	15
Net Sales by reportable segment	$4,043	$2,461	$986	$7,490

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

When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue included in Other Current Liabilities in the Consolidated Balance Sheets totaled $21 million and $23 million at June 30, 2022 and December 31, 2021, respectively. Deferred revenue included in Other Long Term Liabilities in the Consolidated Balance Sheets totaled $18 million and $21 million at June 30, 2022 and December 31, 2021, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.

The following table presents the balance of deferred revenue related to contracts with customers, and changes during the six months ended June 30, 2022:

(In millions)
Balance at December 31, 2021	$44
Revenue deferred during period	44
Revenue recognized during period	(48)
Impact of foreign currency translation	(1)
Balance at June 30, 2022	$39

NOTE 4. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS

In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce high-cost and excess manufacturing capacity and operating and administrative costs.

The following table presents a roll-forward of the liability balance between periods:

	Associate-
(In millions)	Related Costs	Other Costs	Total
Balance at December 31, 2021	$88	$—	$88
2022 Charges	27	12	39
Incurred, net of foreign currency translation of $(2) million and $0 million, respectively	(49)	(12)	(61)
Reversed to the Statement of Operations	(2)	—	(2)
Balance at June 30, 2022	$64	$—	$64

During the second quarter of 2022, we approved a plan related to the integration of Cooper Tire aimed at reducing duplicative global SAG headcount and closing redundant Cooper Tire warehouse locations in Americas in line with previously announced planned synergies. Total expected charges related to the plan are $54 million, of which $44 million represents cash charges primarily for associate severance and other exit benefits. The remainder of the charges represent primarily accelerated depreciation. The plan will result in approximately 490 job reductions. We have $19 million accrued related to this plan at June 30, 2022, which is expected to be substantially paid through 2023.

The remainder of the accrual balance at June 30, 2022 is expected to be substantially utilized in the next 12 months and includes $21 million related to plans to reduce SAG headcount, $5 million related to the permanent closure of our Gadsden, Alabama tire manufacturing facility ("Gadsden"), $5 million related to the closed Amiens, France tire manufacturing facility, and various other plans to reduce headcount and improve operating efficiency.

The following table shows net rationalization charges included in Income before Income Taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Current Year Plans
Associate Severance and Other Related Costs	$22	$—	$22	$20
Current Year Plans - Net Charges	$22	$—	$22	$20

Prior Year Plans
Associate Severance and Other Related Costs	$—	$8	$4	$28
Other Exit Costs	4	10	11	20
Prior Year Plans - Net Charges	$4	$18	$15	$48
Total Net Charges	$26	$18	$37	$68

Substantially all of the new charges for the three and six months ended June 30, 2022 and 2021 relate to future cash outflows. Net current year plan charges for the three and six months ended June 30, 2022 are primarily due to the Cooper Tire integration related plan discussed above. Net current year plan charges for the six months ended June 30, 2021 primarily relate to a plan to reduce SAG headcount in Europe, Middle East and Africa (“EMEA”).

Net prior year plan charges for the three and six months ended June 30, 2022 included $4 million and $11 million, respectively, related to the permanent closure of Gadsden, $1 million and $6 million, respectively, related to the modernization of two of our tire manufacturing facilities in Germany, and reversals of $1 million and $2 million, respectively, for actions no longer needed for their originally intended purpose. Net prior year plan charges for the three and six months ended June 30, 2021 included $7 million and $21 million, respectively, related to the modernization of two of our tire manufacturing facilities in Germany, $9 million and $17 million, respectively, related to the permanent closure of Gadsden, and $2 million and $10 million, respectively, related to various other plans to reduce headcount and improve operating efficiency.

Ongoing rationalization plans had approximately $830 million in charges incurred prior to 2022 and approximately $60 million is expected to be incurred in future periods.

Approximately 490 associates will be released under the new plan initiated in the second quarter of 2022, of which approximately 60 were released through June 30, 2022. In the first six months of 2022, approximately 100 associates were released under plans initiated in prior years. Approximately 550 associates remain to be released under all ongoing rationalization plans.

NOTE 5. OTHER (INCOME) EXPENSE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Non-service related pension and other postretirement benefits cost	$29	$32	$42	$49
Interest income on a favorable indirect tax ruling in Brazil	—	(48)	—	(48)
Financing fees and financial instruments expense	10	17	17	25
Net foreign currency exchange (gains) losses	(1)	—	1	10
General and product liability expense - discontinued products	2	2	3	3
Royalty income	(6)	(5)	(17)	(10)
Net (gains) losses on asset sales	(95)	—	(98)	—
Interest income	(6)	(5)	(11)	(11)
Transaction costs	—	32	—	39
Miscellaneous (income) expense	2	5	3	7
	$(65)	$30	$(60)	$64

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

We, along with other companies, had previously filed various claims with the Brazilian tax authorities challenging the legality of the government's calculation of certain indirect taxes dating back to 2001. During the second quarter of 2021, the Brazilian Supreme Court rendered a final ruling that was favorable to companies on the remaining open aspects of these claims. As a result of the ruling, we recorded a gain in CGS of $69 million and related interest income of $48 million in Other (Income) Expense.

Financing fees and financial instruments expense consists of commitment fees and charges incurred in connection with financing transactions. Financing fees and financial instruments expense for the three and six months ended June 30, 2021 includes a $10 million charge for a commitment fee on a bridge term loan facility related to the Cooper Tire acquisition that was not utilized and was terminated upon the closing of the transaction.

Net foreign currency exchange (gains) losses include $7 million of expense in the first quarter of 2021 related to the out of period adjustments discussed in Note to the Consolidated Financial Statements No. 1, Accounting Policies.

Royalty income of $6 million and $17 million, respectively, for the three and six months ended June 30, 2022 increased compared to 2021 primarily due to an increase in chemical royalties in Americas.

Net gains on asset sales for the three and six months ended June 30, 2022 include a $95 million one-time gain related to a sale and leaseback transaction for certain consumer and commercial retail locations in Americas. Cash proceeds, which were received during the second quarter of 2022, related to this transaction totaled $108 million. Leaseback terms for all locations include a 15-year initial term with up to six 5-year renewal options. We have determined it is not probable that we will exercise any of the renewal options. The transaction resulted in the recognition of Operating Lease Right-of-Use Assets totaling $57 million.

Transaction costs include legal, consulting and other expenses incurred by us in connection with the Cooper Tire acquisition in 2021.

Other (Income) Expense also includes general and product liability expense - discontinued products, which consists of charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries, and interest income.

NOTE 6. INCOME TAXES

For the second quarter of 2022, we recorded income tax expense of $82 million on income before income taxes of $252 million. For the first six months of 2022, we recorded income tax expense of $120 million on income before income taxes of $386 million. Income tax expense for the three and six months ended June 30, 2022 includes net discrete tax expense of $14 million and $18 million, respectively. Discrete tax expense for the second quarter of 2022 includes a charge of $14 million to write off deferred tax assets related to tax loss carryforwards in the UK. Discrete tax expense for the first six months of 2022 also includes a charge of $11 million to establish a full valuation allowance on our net deferred tax assets in Russia, partially offset by a net benefit of $7 million for various other items.

For the second quarter of 2021, we recorded income tax expense of $27 million on income before income taxes of $98 million. For the first six months of 2021, we recorded income tax expense of $42 million on income before income taxes of $131 million. Income tax expense for the three and six months ended June 30, 2021 includes net discrete tax benefits of $32 million and $29 million, respectively, primarily related to adjusting our deferred tax assets in England for an enacted increase in the tax rate, partially offset by net discrete charges for various other items, including the settlement of a tax audit in Poland.

We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for both the three and six months ended June 30, 2022 primarily relates to losses in foreign jurisdictions in which no tax benefits are recorded and the discrete items noted above. The difference between our effective tax rate and the U.S. statutory tax rate of 21% for both the three and six months ended June 30, 2021 primarily relates to the tax on a favorable indirect tax ruling in Brazil, losses in foreign jurisdictions in which no tax benefits are recorded, and the discrete items noted above.

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

At both June 30, 2022 and December 31, 2021, we had approximately $1.2 billion of U.S. federal, state and local net deferred tax assets, net of valuation allowances totaling $26 million primarily for state tax loss carryforwards with limited lives. In the U.S., we have a cumulative loss for the three-year period ending June 30, 2022. However, as the three-year cumulative loss in the U.S. is driven by business disruptions created by the COVID-19 pandemic, primarily in 2020, and only include the favorable impact of the Cooper Tire acquisition since the Closing Date, we also considered other objectively verifiable information in assessing our ability to utilize our net deferred tax assets, including continued favorable overall volume trends in the tire industry and our tire volume compared to 2020 levels. In addition, the Cooper Tire acquisition has generated significant incremental domestic earnings since the Closing Date and provides opportunities for cost and other operating synergies to further improve our U.S. profitability.

At both June 30, 2022 and December 31, 2021, our U.S. net deferred tax assets include $339 million of foreign tax credits with limited lives, net of valuation allowances of $3 million. Our earnings and forecasts of future profitability, taking into consideration recent trends, along with three significant sources of foreign income, provide us sufficient positive evidence that we will be able to utilize these net foreign tax credits which expire through 2030. Our sources of foreign income are (1) 100% of our domestic profitability can be re-characterized as foreign source income under current U.S. tax law to the extent domestic losses have offset foreign source income in prior years, (2) annual net foreign source income, exclusive of dividends, primarily from royalties, and (3) tax planning strategies, including capitalizing research and development costs, accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, and reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, all of which would increase our domestic profitability.

We consider our current forecasts of future profitability in assessing our ability to realize our deferred tax assets, including our foreign tax credits. These forecasts include the impact of recent trends, including various macroeconomic factors such as the impact of higher raw material, transportation, labor and energy costs, on our profitability, as well as the impact of tax planning strategies. These macroeconomic factors possess a high degree of volatility and can significantly impact our profitability. As such, there is a risk that future earnings will not be sufficient to fully utilize our U.S. net deferred tax assets, including our foreign tax credits. However, we believe our forecasts of future profitability along with the three significant sources of foreign income described above provide us sufficient positive, objectively verifiable evidence to conclude that it is more likely than not that, at June 30, 2022, our U.S. net deferred tax assets, including our foreign tax credits, net of valuation allowances, will be fully utilized.

At June 30, 2022 and December 31, 2021, we also had approximately $1.2 billion and $1.3 billion of foreign net deferred tax assets, respectively, and related valuation allowances of $1.0 billion. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of approximately $800 million on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances having a significant impact on our financial position or results of operations will exist within the next twelve months.

For the six months ended June 30, 2022, changes to our unrecognized tax benefits did not, and for the full year of 2022 are not expected to, have a significant impact on our financial position or results of operations.

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

Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2022	2021	2022	2021
Earnings per share — basic:
Goodyear net income	$166	$67	$262	$79
Weighted average shares outstanding	284	244	284	239
Earnings per common share — basic	$0.58	$0.27	$0.92	$0.33

Earnings per share — diluted:
Goodyear net income	$166	$67	$262	$79
Weighted average shares outstanding	284	244	284	239
Dilutive effect of stock options and other dilutive securities	2	3	2	3
Weighted average shares outstanding — diluted	286	247	286	242
Earnings per common share — diluted	$0.58	$0.27	$0.91	$0.32

Weighted average shares outstanding — diluted for both the three and six months ended June 30, 2022 and the three and six months ended June 30, 2021 excludes approximately 2 million equivalent shares related to options with exercise prices greater than the average market price of our common shares (i.e., "underwater" options).

NOTE 8. BUSINESS SEGMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Sales:
Americas	$3,147	$2,256	$6,062	$4,043
Europe, Middle East and Africa	1,497	1,230	2,923	2,461
Asia Pacific	568	493	1,135	986
Net Sales	$5,212	$3,979	$10,120	$7,490
Segment Operating Income:
Americas	$293	$233	$509	$347
Europe, Middle East and Africa	52	43	111	117
Asia Pacific	19	23	47	61
Total Segment Operating Income	$364	$299	$667	$525
Less:
Rationalizations (Note 4)	$26	$18	$37	$68
Interest expense	110	97	214	176
Other (income) expense (Note 5)	(65)	30	(60)	64
Corporate incentive compensation plans	21	24	40	33
Retained expenses of divested operations	4	4	7	7
Other	16	28	43	46
Income before Income Taxes	$252	$98	$386	$131

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Rationalizations:
Americas	$11	$8	$18	$18
Europe, Middle East and Africa	9	7	14	44
Asia Pacific	1	—	—	—
Total Segment Rationalizations	$21	$15	$32	$62
Corporate	5	3	5	6
	$26	$18	$37	$68

Net (Gains) Losses on Asset Sales:
Americas	$(95)	$—	$(98)	$—
Total Segment Net (Gains) Losses on Asset Sales	$(95)	$—	$(98)	$—

NOTE 9. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

At June 30, 2022, we had total credit arrangements of $11,475 million, of which $3,210 million were unused. At that date, approximately 27% of our debt was at variable interest rates averaging 4.07%.

Notes Payable and Overdrafts, Long Term Debt and Finance Leases due Within One Year and Short Term Financing Arrangements

At June 30, 2022, we had short term committed and uncommitted credit arrangements totaling $826 million, of which $294 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.

The following table presents amounts due within one year:

	June 30,	December 31,
(In millions)	2022	2021
Chinese credit facilities	$71	$37
Other foreign and domestic debt	448	369
Notes Payable and Overdrafts	$519	$406
Weighted average interest rate	4.46%	2.78%

Chinese credit facilities	$154	$124
Other foreign and domestic debt (including finance leases)	162	219
Long Term Debt and Finance Leases due Within One Year	$316	$343
Weighted average interest rate	5.45%	5.25%
Total obligations due within one year	$835	$749

Long Term Debt and Finance Leases and Financing Arrangements

At June 30, 2022, we had long term credit arrangements totaling $10,649 million, of which $2,916 million were unused.

The following table presents long term debt and finance leases, net of unamortized discounts, and interest rates:

	June 30, 2022		December 31, 2021
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
9.5% due 2025	$802		$802
5% due 2026	900		900
4.875% due 2027	700		700
7.625% due 2027	133		135
7% due 2028	150		150
2.75% Euro Notes due 2028	416		454
5% due 2029	850		850
5.25% due April 2031	550		550
5.25% due July 2031	600		600
5.625% due 2033	450		450
Credit Facilities:
First lien revolving credit facility due 2026	570	2.48%	—	—
European revolving credit facility due 2024	310	3.10%	—	—
Pan-European accounts receivable facility	246	1.31%	279	1.08%
Mexican credit facility	200	3.26%	158	1.85%
Chinese credit facilities	294	4.25%	333	4.34%
Other foreign and domestic debt(1)	507	6.91%	430	6.05%
	7,678		6,791
Unamortized deferred financing fees	(50)		(55)
	7,628		6,736
Finance lease obligations(2)	257		255
	7,885		6,991
Less portion due within one year	(316)		(343)
	$7,569		$6,648

(1)
Interest rates are weighted average interest rates primarily related to various foreign credit facilities with customary terms and conditions.
(2)
Includes non-cash financing additions of $22 million and $14 million during the six month period ended June 30, 2022 and the twelve months ended December 31, 2021, respectively.

NOTES

At June 30, 2022, we had $5,551 million of outstanding notes, compared to $5,591 million at December 31, 2021.

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

Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks in an amount not to exceed $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion. As of June 30, 2022, our borrowing base, and therefore our availability, under this facility was $108 million below the facility's stated amount of $2.75 billion.

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

At June 30, 2022, we had $570 million of borrowings and $3 million of letters of credit issued under the revolving credit facility. At December 31, 2021, we had no borrowings and $19 million of letters of credit issued under the revolving credit facility.

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

At June 30, 2022, there were no borrowings outstanding under the German tranche, $310 million (€298 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility. At December 31, 2021, we had no borrowings and no letters of credit outstanding under the European revolving credit facility.

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

At June 30, 2022, the amounts available and utilized under this program totaled $246 million (€237 million). At December 31, 2021, the amounts available and utilized under this program totaled $279 million (€246 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

For a description of the collateral securing the credit facilities described above as well as the covenants applicable to them, refer to Note to the Consolidated Financial Statements No. 16, Financing Arrangements and Derivative Financial Instruments, in our 2021 Form 10-K.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At June 30, 2022, the gross amount of receivables sold was $597 million, compared to $605 million at December 31, 2021.

Other Foreign Credit Facilities

A Mexican subsidiary and a U.S. subsidiary have a revolving credit facility in Mexico. At June 30, 2022, the amounts available and utilized under this facility were $200 million. At December 31, 2021, the amounts available and utilized under this facility were $200 million and $158 million, respectively. The facility ultimately matures on November 22, 2024, has covenants relating to the Mexican and U.S. subsidiary, and has customary representations and warranties and defaults relating to the Mexican and U.S. subsidiary’s ability to perform its respective obligations under the facility.

A Chinese subsidiary has several financing arrangements in China. At June 30, 2022 and December 31, 2021, the amounts available under these facilities were $812 million and $958 million, respectively. At June 30, 2022, the amount utilized under these facilities was $358 million, of which $64 million represented notes payable and $294 million represented long term debt. At June 30, 2022, $154 million of the long term debt was due within one year. At December 31, 2021, the amount utilized under these facilities was $365 million, of which $32 million represented notes payable and $333 million represented long term debt. At December 31, 2021, $124 million of the long term debt was due within one year. The facilities contain covenants relating to the Chinese subsidiary and have customary representations and warranties and defaults relating to the Chinese subsidiary’s ability to perform its obligations under the facilities. Certain of the facilities can only be used to finance the expansion of one of our manufacturing facilities in China and, at June 30, 2022 and December 31, 2021, the unused amounts available under these facilities were $86 million and $81 million, respectively. Following the Cooper Tire acquisition, three of Cooper Tire's Chinese credit facilities remain outstanding. At June 30, 2022, the amounts available and utilized under these facilities were $45 million and $7 million, respectively. At December 31, 2021, the amounts available and utilized under these facilities were $75 million and $5 million, respectively.

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

The following table presents the fair values for foreign currency hedge contracts that do not meet the criteria to be accounted for as cash flow hedging instruments:

	June 30,	December 31,
(In millions)	2022	2021
Fair Values — Current asset (liability):
Accounts receivable	$27	$9
Other current liabilities	(2)	(4)

At June 30, 2022 and December 31, 2021, these outstanding foreign currency derivatives had notional amounts of $1,228 million and $993 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction gains on derivatives of $24 million and $34 million for the three and six months ended June 30, 2022, respectively. Other (Income) Expense included net transaction losses on derivatives of $14 million and net transaction gains on derivatives of $41 million for the three and six months ended June 30, 2021, respectively. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.

The following table presents fair values for foreign currency hedge contracts that meet the criteria to be accounted for as cash flow hedging instruments:

	June 30,	December 31,
(In millions)	2022	2021
Fair Values — Current asset (liability):
Accounts receivable	$2	$1
Other current liabilities	(1)	(1)

At June 30, 2022 and December 31, 2021, these outstanding foreign currency derivatives had notional amounts of $70 million and $63 million, respectively, and primarily related to U.S. dollar denominated intercompany transactions. Based on our current forecasts, we believe that it is probable that the underlying hedge transactions will occur within an appropriate time frame in order to continue to qualify for cash flow hedge accounting treatment.

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

The following table presents the classification of changes in fair values of foreign currency contracts that meet the criteria to be accounted for as cash flow hedging instruments (before tax and minority):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Amount of gains (losses) deferred to Accumulated Other Comprehensive Loss ("AOCL")	$3	$(1)	$1	$—
Reclassification adjustment for amounts recognized in CGS	—	—	(1)	(2)

The estimated net amount of deferred gains at June 30, 2022 that are expected to be reclassified to earnings within the next twelve months is $2 million.

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

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheets at June 30, 2022 and December 31, 2021:

	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2022	2021	2022	2021	2022	2021	2022	2021
Assets:
Investments	$8	$10	$8	$10	$—	$—	$—	$—
Foreign Exchange Contracts	29	10	—	—	29	10	—	—
Total Assets at Fair Value	$37	$20	$8	$10	$29	$10	$—	$—

Liabilities:
Foreign Exchange Contracts	$3	$5	$—	$—	$3	$5	$—	$—
Total Liabilities at Fair Value	$3	$5	$—	$—	$3	$5	$—	$—

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding finance leases, at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
(In millions)	2022	2021
Fixed Rate Debt:(1)
Carrying amount — liability	$5,682	$5,781
Fair value — liability	5,081	6,149

Variable Rate Debt:(1)
Carrying amount — liability	$1,946	$955
Fair value — liability	1,887	955
(1)
Excludes Notes Payable and Overdrafts of $519 million and $406 million at June 30, 2022 and December 31, 2021, respectively, of which $222 million and $227 million, respectively, are at fixed rates and $297 million and $179 million, respectively, are at variable rates. The carrying value of Notes Payable and Overdrafts approximates fair value due to the short term nature of the facilities.

Long term debt with fair values of $4,899 million and $5,905 million at June 30, 2022 and December 31, 2021, respectively, were estimated using quoted Level 1 market prices. The carrying value of the remaining debt was based upon internal estimates of fair value derived from market prices for similar debt.

NOTE 11. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS

We provide employees with defined benefit pension or defined contribution savings plans.

Defined benefit pension cost follows:

	U.S.		U.S.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Service cost	$4	$2	$7	$3
Interest cost	29	22	60	42
Expected return on plan assets	(53)	(46)	(105)	(88)
Amortization of net losses	25	26	51	54
Net periodic pension cost	$5	$4	$13	$11
Net curtailments/settlements/termination benefits	18	19	18	19
Total defined benefit pension cost	$23	$23	$31	$30

	Non-U.S.		Non-U.S.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Service cost	$6	$8	$12	$15
Interest cost	16	11	32	22
Expected return on plan assets	(17)	(12)	(35)	(22)
Amortization of prior service cost	1	1	1	1
Amortization of net losses	5	9	11	17
Total defined benefit pension cost	$11	$17	$21	$33

Service cost is recorded in CGS or SAG. Other components of net periodic pension cost are recorded in Other (Income) Expense. Net curtailments, settlements and termination benefits, if any, are recorded in Other (Income) Expense or Rationalizations if related to a rationalization plan.

In the second quarter and first six months of 2022 and 2021, pension settlement charges of $18 million and $19 million, respectively, were recorded in Other (Income) Expense. The settlement charges resulted from total lump sum payments exceeding annual service and interest cost of the applicable plans.

In the first quarter of 2022, we communicated the termination of a Cooper Tire U.S. salaried defined benefit pension plan, which was frozen in 2009, to applicable participants. The termination of the plan, which had $416 million in assets and $403 million in estimated obligations on a termination accounting basis as of June 30, 2022, is expected to be completed in the first half of 2023.

We also provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Other postretirement benefits expense for the three months ended June 30, 2022 and 2021 was $4 million and $1 million, respectively, and for the six months ended June 30, 2022 and 2021 was $8 million and $3 million, respectively.

We expect to contribute $25 million to $50 million to our funded non-U.S. pension plans in 2022. For the three and six months ended June 30, 2022, we contributed $8 million and $17 million, respectively, to our non-U.S. plans.

The expense recognized for our contributions to defined contribution savings plans for the three months ended June 30, 2022 and 2021 was $31 million and $27 million, respectively, and for the six months ended June 30, 2022 and 2021 was $66 million and $55 million, respectively.

NOTE 12. STOCK COMPENSATION PLANS

Stock based awards are made pursuant to stock compensation plans that are approved by our shareholders. The 2022 Performance Plan was adopted by our shareholders on April 11, 2022 and will expire on February 28, 2032 unless earlier terminated. The 2022 Performance Plan replaced the 2017 Performance Plan, which was terminated on April 11, 2022, except with respect to outstanding awards.

Our Board of Directors granted 0.6 million restricted stock units and 0.4 million performance share units during the six months ended June 30, 2022 under our stock compensation plans. We measure the fair value of grants of restricted stock units and performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $15.66 for restricted stock units and $15.60 for performance share units granted during the six months ended June 30, 2022.

We recognized stock-based compensation expense of $8 million and $13 million during the three and six months ended June 30, 2022, respectively. At June 30, 2022, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $39 million and is expected to be recognized over the remaining vesting period of the respective grants, through the first quarter of 2025. We recognized stock-based compensation of $7 million and $11 million during the three and six months ended June 30, 2021, respectively.

NOTE 13. COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters

We have recorded liabilities totaling $80 million at both June 30, 2022 and December 31, 2021 for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $19 million and $21 million were included in Other Current Liabilities at June 30, 2022 and December 31, 2021, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.

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

Workers’ Compensation

We have recorded liabilities, on a discounted basis, totaling $195 million and $194 million for anticipated costs related to workers’ compensation at June 30, 2022 and December 31, 2021, respectively. Of these amounts, $34 million and $38 million were included in Current Liabilities as part of Compensation and Benefits at June 30, 2022 and December 31, 2021, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At June 30, 2022 and December 31, 2021, the liability was discounted using a risk-free rate of return. At June 30, 2022, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $25 million.

General and Product Liability and Other Litigation

We have recorded liabilities totaling $407 million and $390 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at June 30, 2022 and December 31, 2021, respectively. Of these amounts, $38 million and $41 million were included in Other Current Liabilities at June 30, 2022 and December 31, 2021, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at June 30, 2022, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.

We have recorded an indemnification asset within Accounts Receivable of $1 million and within Other Assets of $19 million for Sumitomo Rubber Industries, Ltd.'s ("SRI") obligation to indemnify us for certain product liability claims related to products manufactured by a formerly consolidated joint venture entity, subject to certain caps and restrictions.

Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and federal courts. To date, we have disposed of approximately 156,200 claims by defending, obtaining the dismissal thereof, or entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $569 million through June 30, 2022 and $560 million through December 31, 2021.

A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by settlement or dismissal in large numbers, the amount and timing of filings, settlements and dismissals and the number of open claims during a particular period can fluctuate significantly.

	Six Months Ended	Year Ended
(Dollars in millions)	June 30, 2022	December 31, 2021
Pending claims, beginning of period	38,200	38,700
New claims filed	500	1,000
Claims settled/dismissed	(500)	(1,500)
Pending claims, end of period	38,200	38,200
Payments(1)	$8	$15
(1)
Represents cash payments made during the period by us and our insurers for asbestos litigation defense and claim resolution.

We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $132 million and $131 million at June 30, 2022 and December 31, 2021, respectively. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future may result in an increase in the recorded obligation, and that increase could be significant.

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

We recorded an insurance receivable related to asbestos claims of $77 million at both June 30, 2022 and December 31, 2021. We expect that approximately 60% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $12 million was included in Current Assets as part of Accounts Receivable at both June 30, 2022 and December 31, 2021. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.

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

Binding Commitments and Guarantees

We have off-balance sheet financial guarantees and other commitments totaling $34 million at both June 30, 2022 and December 31, 2021. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. We generally do not require collateral in connection with the issuance of these guarantees.

In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of $46 million to an insurance company related to SRI's obligation to pay certain outstanding workers' compensation claims of a formerly consolidated joint venture entity. As of June 30, 2022, this guarantee amount has been reduced to $20 million. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to continue to decrease over time as the formerly consolidated joint venture entity pays its outstanding claims.

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

We have an agreement to provide a revolving loan commitment to TireHub, LLC of up to $100 million. At June 30, 2022, $25 million was drawn on this commitment. At December 31, 2021, no funds were drawn on this commitment.

NOTE 14. CAPITAL STOCK

Common Stock Repurchases

We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During the first six month of 2022, we did not repurchase any shares from employees.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present changes in AOCL, by component, for the six months ended June 30, 2022 and 2021, after tax and minority interest.

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2021	$(1,402)	$(2,565)	$4	$(3,963)
Other comprehensive income (loss) before reclassifications	(169)	14	1	(154)
Amounts reclassified from accumulated other comprehensive loss	—	61	(1)	60
Balance at June 30, 2022	$(1,571)	$(2,490)	$4	$(4,057)

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) from Securities	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2020	$(1,284)	$—	$(2,856)	$5	$(4,135)
Other comprehensive income (loss) before reclassifications	2	8	16	—	26
Amounts reclassified from accumulated other comprehensive loss	—	—	68	(2)	66
Balance at June 30, 2021	$(1,282)	$8	$(2,772)	$3	$(4,043)

The following table presents reclassifications out of AOCL:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(In millions) (Income) Expense	Amount Reclassified		Amount Reclassified		Affected Line Item in the Consolidated
Component of AOCL	from AOCL		from AOCL		Statements of Operations
Amortization of prior service cost and unrecognized gains and losses	$31	$34	$63	$70	Other (Income) Expense
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures	18	19	18	19	Other (Income) Expense / Rationalizations
Unrecognized net actuarial losses and prior service costs, before tax	49	53	81	89
Tax effect	(12)	(12)	(20)	(21)	United States and Foreign Taxes
Net of tax	$37	$41	$61	$68	Goodyear Net Income

Deferred derivative (gains) losses, before tax	$—	$—	$(1)	$(2)	Cost of Goods Sold
Tax effect	—	—	—	—	United States and Foreign Taxes
Net of tax	$—	$—	$(1)	$(2)	Goodyear Net Income
Total reclassifications	$37	$41	$60	$66	Goodyear Net Income

The following table presents the details of comprehensive income (loss) attributable to minority shareholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Net Income Attributable to Minority Shareholders	$4	$4	$4	$10
Other Comprehensive Income:
Foreign currency translation	(7)	(1)	(15)	(8)
Comprehensive Income (loss) Attributable to Minority Shareholders	$(3)	$3	$(11)	$2

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

Results of Operations

During the second quarter and first six months of 2022, our operating results significantly improved compared to 2021 despite a continued difficult macroeconomic environment, including the strengthening of the U.S. dollar against most foreign currencies, as we continue to realize the benefits of our acquisition of Cooper Tire & Rubber Company ("Cooper Tire") on June 7, 2021 (the "Closing Date"). While we experienced continued recovery from the impacts of the COVID-19 pandemic, our results for the second quarter and first six months of 2022 were still negatively influenced by the direct and indirect macroeconomic effects of the ongoing pandemic. Our global businesses are experiencing varying stages of recovery, as ongoing national and local efforts in certain countries to contain the spread of COVID-19 and its related variants, including renewed stay-at-home orders and other restrictions on mobility, continue to impact economic conditions. Increased demand for consumer products and supply chain disruptions as a result of the pandemic and other global events, including port congestion and container shortages, has led to inflationary cost pressures, including higher costs for certain raw materials, higher transportation costs and higher energy costs. Also, shortages of certain automobile parts, such as semiconductors, continue to affect OE manufacturers’ ability to produce consumer and commercial vehicles consistently.

Currently, most of our global tire manufacturing facilities are operating at or near full capacity to meet current demand, as well as to increase the level of our finished goods inventory as we continue to restock in order to fulfill anticipated near-term demand. Earlier in the second quarter of 2022, some of our facilities, including our facilities in Pulandian and Kunshan, China, had to temporarily shut down or limit production as a result of renewed stay-at-home orders or other events. Additionally, we continue to experience increased labor-related costs and manufacturing inefficiencies associated with the ongoing tight labor supply, particularly in the U.S. Our decisions to change production levels in the future will be based on an evaluation of market demand signals and inventory and supply levels, as well as the availability of sufficient qualified labor and our ability to continue to safeguard the health of our associates.

We continue to monitor the pandemic on a local basis, taking actions to protect the health and wellbeing of our associates, customers and communities, which remain our top priority. We also continue to follow guidance from the Centers for Disease Control and Prevention, which include preventative measures at our facilities, as appropriate.

On July 30, 2022, we reached a tentative agreement with the United Steelworkers ("USW") on a new four-year master labor contract covering nearly 5,900 workers at four plants in the United States. The tentative agreement is subject to a ratification vote by USW members at the plants covered by the contract.

While it remains challenging to operate our business in Ukraine, we were able to resume shipments of tires into the country on a limited basis during the second quarter of 2022. In addition, we previously suspended all shipments of tires to Russia during the first quarter of 2022. Goodyear’s sales in Ukraine and Russia represented 0.3% and 1.2%, respectively, of our total 2021 net sales of $17.5 billion. We do not have manufacturing operations in either Ukraine or Russia, and we continue to take numerous actions to ensure continuity of supply for raw materials used in manufacturing, some of which are sourced from the impacted area. These actions include increasing our safety stocks when possible, identifying substitutes where appropriate and building alternate supplier relationships where necessary. Nonetheless, the ongoing conflict has aggravated the already challenging macroeconomic trends discussed above, including global supply chain disruptions, higher costs for certain raw materials and higher transportation and energy costs. The situation continues to be very dynamic, and we are continually assessing all potential impacts on our associates and business.

Our results for the second quarter of 2022 include a 21.5% increase in tire unit shipments compared to 2021, reflecting the addition of the operating results of Cooper Tire and continued recovery from the impacts of the COVID-19 pandemic. In the second quarter of 2022, we incurred approximately $262 million of additional costs related to inflation and other cost pressures, primarily higher transportation and energy costs.

Net sales in the second quarter of 2022 were $5,212 million, compared to $3,979 million in the second quarter of 2021. Net sales increased in 2022 primarily due to the addition of an incremental $663 million of net sales from Cooper Tire, global improvements in price and product mix, higher tire volume in EMEA and Asia Pacific, partially offset by lower tire volume in our legacy business in Americas, and higher sales in other tire-related businesses, driven by higher aviation sales, primarily in Americas and EMEA, increased retail sales in Americas and growth in EMEA's Fleet Solutions. These increases were partially offset by unfavorable foreign currency translation, primarily in EMEA, driven by the weakening of the euro and Turkish lira.

In the second quarter of 2022, Goodyear net income was $166 million, or $0.58 per share, compared to $67 million, or $0.27 per share, in the second quarter of 2021. The increase in Goodyear net income was primarily due to an increase in Other Income driven by a one-time gain in the second quarter of 2022 for a sale and leaseback transaction involving certain consumer and commercial retail properties in Americas and higher segment operating income. These increases were partially offset by higher U.S. and Foreign Tax Expense reflecting higher pre-tax earnings and higher interest expense. Additionally, our results in the second quarter of 2021 included the impact of a severe winter storm in the U.S. estimated to negatively impact earnings by $27 million ($22 million after-tax and minority).

Total segment operating income for the second quarter of 2022 was $364 million, compared to $299 million in the second quarter of 2021. The increase was primarily due to global improvements in price and product mix of $560 million, which more than offset higher raw material costs of $419 million, higher tire volume of $43 million in EMEA and Asia Pacific, partially offset by lower tire volume in our legacy business in Americas, and increased earnings in other-tire related businesses of $19 million, driven by higher aviation sales in Americas and EMEA. These increases were partially offset by increased conversion costs of $100 million, higher transportation and import duty costs of $58 million and higher Selling, Administrative and General Expense ("SAG") of $37 million, all driven by the inflationary cost trends discussed above, as well as a favorable indirect tax ruling in Brazil of $69 million ($45 million after-tax and minority) in 2021 related to prior periods and a favorable out of period adjustment of $8 million ($6 million after-tax and minority) in 2021 related to accrued freight charges in Americas. The remainder of the change was driven by the addition of Cooper Tire's operating results. Refer to "Results of Operations — Segment Information" for additional information.

Net sales in the first six months of 2022 were $10,120 million, compared to $7,490 million in the first six months of 2021. Net sales increased in 2022 primarily due to the addition of an incremental $1,532 million of net sales from Cooper Tire, global improvements in price and product mix, higher tire volume in EMEA and Asia Pacific, partially offset by lower tire volume in our legacy business in Americas, and higher sales in other tire-related businesses, driven by increased third-party chemical sales in Americas, higher aviation sales, primarily in Americas and EMEA, growth in EMEA's Fleet Solutions, and increased retail sales in Americas. These increases were partially offset by unfavorable foreign currency translation, primarily in EMEA, driven by the weakening of the euro and Turkish lira.

In the first six months of 2022, Goodyear net income was $262 million, or $0.91 per share, compared to $79 million, or $0.32 per share, in the first six months of 2021. The increase in Goodyear net income was primarily due to higher segment operating income, an increase in Other Income driven by the one-time gain in the second quarter of 2022 for the sale and leaseback transaction in Americas, and lower rationalization expense. These increases were partially offset by higher U.S. and Foreign Tax Expense reflecting higher pre-tax earnings and higher interest expense. Additionally, our results in the first half of 2021 included the impact of a severe winter storm in the U.S. estimated to negatively impact earnings by $50 million ($40 million after-tax and minority).

Total segment operating income for the first six months of 2022 was $667 million, compared to $525 million in the first six months of 2021. The increase was primarily due to global improvements in price and product mix of $1,071 million, which more than offset higher raw material costs of $797 million, higher tire volume of $71 million in EMEA and Asia Pacific, partially offset by lower tire volume in our legacy business in Americas, and higher earnings in other tire-related businesses of $28 million, primarily driven by higher aviation sales in Americas and EMEA. These increases were partially offset by increased conversion costs of $168 million, higher transportation and import duty costs of $124 million and higher SAG of $83 million, all driven by the inflationary cost trends discussed above, as well as the favorable indirect tax ruling in Brazil of $69 million in 2021, of which $66 million ($43 million after-tax and minority) related to prior periods. The remainder of the change was driven by the addition of Cooper Tire's operating results. Refer to "Results of Operations — Segment Information" for additional information.

Liquidity

At June 30, 2022, we had $1,248 million of cash and cash equivalents as well as $3,210 million of unused availability under our various credit agreements, compared to $1,088 million and $4,345 million, respectively, at December 31, 2021. The increase in cash and cash equivalents of $160 million was primarily due to net borrowings of $1,129 million and cash proceeds of $108 million received from the sale and leaseback transaction in Americas, partially offset by cash used by operating activities of $533 million and capital expenditures of $511 million. Cash used by operating activities reflects cash used for working capital of $1,242 million and rationalization payments of $59 million, partially offset by net income for the period of $266 million, which includes non-cash charges for depreciation and amortization of $481 million, a non-cash gain of $95 million on the sale and leaseback transaction in Americas, and the impact of other non-cash changes to various assets and liabilities on the Balance Sheet.

Outlook

In the second quarter of 2022, consumer replacement tire industry volume exceeded pre-pandemic levels in the Americas and in Europe, while the Asia Pacific industry remained below 2019 levels given continuing impacts related to the COVID-19 pandemic. Globally, OE manufacturers continue to be affected by shortages of components and materials, which are limiting vehicle production. In addition, the conflict in Ukraine has exacerbated continuing supply chain challenges and increases in the cost of certain raw materials, as well as in energy and transportation costs.

In the third quarter of 2022, we expect continued volume growth in EMEA and Asia Pacific. We expect our raw material costs to increase approximately $1.0 billion in the second half of 2022 compared to 2021, including Cooper Tire, with approximately $600 million of those increases occurring in the third quarter of 2022. We anticipate price and product mix to continue to more than offset raw material costs in the third quarter of 2022, with a similar net impact on our earnings that we experienced in the first and second quarters. Natural and synthetic rubber prices and other commodity prices historically have been volatile, and our raw material costs could change based on future cost fluctuations and changes in foreign exchange rates. We continue to focus on price and product mix, to substitute lower cost materials where possible, to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials to minimize the impact of higher raw material costs.

In addition to higher raw material costs, we expect the impact of other inflationary cost pressures to continue to persist, particularly with respect to transportation, labor and energy costs with increases in the third quarter of 2022 compared to 2021 being similar to the levels we experienced in the second quarter of 2022. We continue to focus on actions to offset costs other than raw materials through cost savings initiatives, further price actions and improvements in product mix.

We expect our operating results to be negatively impacted by foreign currency translation by $25 million to $30 million in the third quarter of 2022 due to the strength of the U.S. dollar at current spot rates.

During 2022, we expect to reinvest approximately $300 million in working capital to rebuild inventory levels to meet customer demand and support service levels. We expect our capital expenditures to be between $1.1 billion and $1.2 billion. Our capital expenditures in 2022 will be focused on projects to modernize certain of our manufacturing facilities and expand others to address supply constraints and growing demand, in addition to capital expenditures sustaining our facilities.

Refer to “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K") and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 for a discussion of the factors that may impact our business, results of operations, financial condition or liquidity and “Forward-Looking Information — Safe Harbor Statement” in this Quarterly Report on Form 10-Q for a discussion of our use of forward-looking statements.

RESULTS OF OPERATIONS

CONSOLIDATED

Three Months Ended June 30, 2022 and 2021

Net sales in the second quarter of 2022 were $5,212 million, increasing $1,233 million, or 31.0%, from $3,979 million in the second quarter of 2021. Goodyear net income was $166 million, or $0.58 per share, in the second quarter of 2022, compared to $67 million, or $0.27 per share, in the second quarter of 2021.

Net sales increased in the second quarter of 2022, primarily due to the addition of an incremental $663 million of net sales from Cooper Tire, global improvements in price and product mix of $539 million, higher tire volume of $193 million in EMEA and Asia Pacific, partially offset by lower tire volume in our legacy business in Americas, and higher sales in other tire-related businesses of $47 million, driven by higher aviation sales, primarily in Americas and EMEA, increased retail sales in Americas and growth in EMEA's Fleet Solutions. These increases were partially offset by unfavorable foreign currency translation of $207 million, primarily in EMEA, driven by the weakening of the euro and Turkish lira.

Worldwide tire unit sales in the second quarter of 2022 were 45.6 million units, increasing 8.1 million units, or 21.5%, from 37.5 million units in the second quarter of 2021. Replacement tire volume increased globally by 6.6 million units, or 22.6%, driven by the addition of Cooper Tire's units. OE tire volume increased globally by 1.5 million units, or 17.5%, reflecting continued recovery from the COVID-19 pandemic and the addition of Cooper Tire's units, despite ongoing challenges to vehicle production as a result of global supply chain disruptions, including shortages of key manufacturing components, such as semiconductors.

Cost of Goods Sold ("CGS") in the second quarter of 2022 was $4,172 million, increasing $1,094 million, or 35.5%, from $3,078 million in the second quarter of 2021. CGS increased primarily due to the addition of an incremental $474 million of CGS from Cooper Tire, higher raw material costs of $419 million, higher tire volume of $150 million in EMEA and Asia Pacific, partially offset by lower tire volume in our legacy business in Americas, higher conversion costs of $100 million, driven by inflation and higher energy costs, the favorable indirect tax ruling in Brazil of $69 million in 2021, and higher transportation and import duty costs of $58 million. These increases were partially offset by foreign currency translation of $176 million, primarily in EMEA, driven by the weakening of the euro and Turkish lira. CGS in the second quarter of 2022 included a gain of $14 million ($11 million after-tax and minority) due to a reduction in U.S. duty rates on certain commercial tires that were imported during 2020. CGS in the second quarter of 2021 included $38 million ($29 million after-tax and minority) of amortization expense related to a fair value adjustment to the Closing Date inventory of Cooper Tire that was acquired by Goodyear.

CGS in the second quarter of 2022 and 2021 included pension expense of $6 million and $5 million, respectively. CGS in the second quarter of 2021 included $25 million of incremental year-over-year savings from rationalization plans. CGS was 80.0% of sales in the second quarter of 2022, compared to 77.4% in the second quarter of 2021.

SAG in the second quarter of 2022 was $717 million, increasing $59 million, or 9.0%, from $658 million in the second quarter of 2021. SAG increased primarily due to the addition of Cooper Tire's operating results. SAG also included increases related to higher wages and benefits of $12 million and $27 million of other net cost increases reflecting the inflationary cost pressures discussed above, partially offset by foreign currency translation of $34 million, primarily in EMEA, driven by the weakening of the euro and Turkish lira.

SAG in the second quarter of 2022 and 2021 included pension expense of $4 million and $5 million, respectively. SAG in the second quarter of 2022 included $1 million of incremental year-over-year savings from rationalization plans, compared to $3 million in 2021. SAG was 13.8% of sales in the second quarter of 2022, compared to 16.5% in the second quarter of 2021.

SAG and CGS in the second quarter of 2021 included a total of $6 million ($4 million after-tax and minority) of transaction costs related to the Cooper Tire acquisition.

We recorded net rationalization charges of $26 million ($20 million after-tax and minority) in the second quarter of 2022, primarily related to a current year plan to reduce duplicative global SAG headcount and close redundant warehouse locations in Americas as part of our ongoing Cooper Tire integration efforts, in line with previously announced planned synergies. We recorded $18 million ($16 million after-tax and minority) of net rationalization charges in the second quarter of 2021 primarily related to the permanent closure of our Gadsden, Alabama tire manufacturing facility ("Gadsden") and the modernization of two of our tire manufacturing facilities in Germany. For further information, refer to Note to the Consolidated Financial Statements No. 4, Costs Associated with Rationalization Programs.

Interest expense in the second quarter of 2022 was $110 million, increasing $13 million, or 13.4%, from $97 million in the second quarter of 2021. Interest expense in the second quarter of 2021 included a $5 million ($4 million after-tax and minority) charge related to the redemption of our $1.0 billion 5.125% senior notes due 2023. The average interest rate was 5.25% in the second quarter of 2022, compared to 5.51% in the second quarter of 2021. The average debt balance was $8,387 million in the second quarter of 2022, compared to $7,037 million in the second quarter of 2021. The increase in average debt is primarily due to additional borrowings that were used to partially fund the Cooper Tire acquisition in the second quarter of 2021 and support our working capital requirements in 2022.

Other (Income) Expense in the second quarter of 2022 was $65 million of income, compared to $30 million of expense in the second quarter of 2021. Other (Income) Expense for the second quarter of 2022 includes a gain on asset sales of $95 million ($71 million after-tax and minority) related to the sale and leaseback transaction in Americas and pension settlement charges of $18 million ($13 million after-tax and minority). Other (Income) Expense for the second quarter of 2021 includes $48 million ($32 million after-tax and minority) of interest income related to the favorable indirect tax ruling in Brazil, $42 million ($35 million after-tax and minority) of transaction and other costs related to the Cooper Tire acquisition, and pension settlement charges of $19 million ($14 million after-tax and minority).

For the second quarter of 2022, we recorded income tax expense of $82 million on income before income taxes of $252 million. Income tax expense for the three months ended June 30, 2022 includes net discrete tax expense of $14 million ($14 million after minority interest), primarily related to the write off of deferred tax assets for tax loss carryforwards in the UK.

In the second quarter of 2021, we recorded income tax expense of $27 million on income before income taxes of $98 million. Income tax expense for the three months ended June 30, 2021 includes a net discrete tax benefit of $32 million ($32 million after minority interest), primarily related to adjusting our deferred tax assets in England for an enacted increase in the tax rate, partially offset by a net discrete charge for various other items, including the settlement of a tax audit in Poland.

For further information regarding income taxes, refer to Note to the Consolidated Financial Statements No. 6, Income Taxes.

Minority shareholders’ net income in both the second quarter of 2022 and 2021 was $4 million.

Six Months Ended June 30, 2022 and 2021

Net sales in the first six months of 2022 were $10,120 million, increasing $2,630 million, or 35.1%, from $7,490 million in the first six months of 2021. Goodyear net income was $262 million, or $0.91 per share, in the first six months of 2022, compared to $79 million, or $0.32 per share, in the first six months of 2021.

Net sales increased in the first six months of 2022, primarily due to the addition of an incremental $1,532 million of net sales from Cooper Tire, global improvements in price and product mix of $1,048 million, higher tire volume of $296 million in EMEA and Asia Pacific, partially offset by lower tire volume in our legacy business in Americas, and higher sales in other tire-related businesses of $149 million, driven by increased third-party chemical sales in Americas, higher aviation sales, primarily in Americas and EMEA, growth in EMEA's Fleet Solutions and increased retail sales in Americas. These increases were partially offset by unfavorable foreign currency translation of $393 million, primarily in EMEA, driven by the weakening of the euro and Turkish lira.

Worldwide tire unit sales in the first six months of 2022 were 90.6 million units, increasing 18.1 million units, or 25.0%, from 72.5 million units in the first six months of 2021. Replacement tire volume increased globally by 15.8 million units, or 28.6%, driven by the addition of Cooper Tire's units. OE tire volume increased by 2.3 million units, or 13.2%, primarily in Asia Pacific and Americas, reflecting continued recovery from the COVID-19 pandemic and the addition of Cooper Tire's units, despite ongoing challenges to vehicle production as a result of global supply chain disruptions, including shortages of key manufacturing components, such as semiconductors.

CGS in the first six months of 2022 was $8,138 million, increasing $2,309 million, or 39.6%, from $5,829 million in the first six months of 2021. CGS increased primarily due to the addition of an incremental $1,193 million of CGS from Cooper Tire, higher raw material costs of $797 million, higher tire volume of $225 million in EMEA and Asia Pacific, partially offset by lower tire volume in our legacy business in Americas, higher conversion costs of $168 million, driven by inflation and higher energy costs, higher transportation and import duty costs of $124 million, higher costs in other tire-related businesses of $121 million, driven by increased third-party chemical sales and retail sales in Americas as well as growth in EMEA's Fleet Solutions, and the favorable indirect tax ruling in Brazil of $69 million in 2021. These increases were partially offset by foreign currency translation of $322 million, primarily in EMEA, driven by the weakening of the euro and Turkish lira. CGS in the first six months of 2022 included a gain of $14 million ($11 million after-tax and minority) due to a reduction in U.S. duty rates on certain commercial tires that were imported during 2020. CGS in the first six months of 2021 included $38 million ($29 million after-tax and minority) of amortization expense related to a fair value adjustment to the Closing Date inventory of Cooper Tire that was acquired by Goodyear.

CGS in the first six months of 2022 and 2021 included pension expense of $11 million and $9 million, respectively. CGS in the first six months of 2022 included $1 million of incremental year-over-year savings from rationalization plans, compared to $57 million in 2021. CGS was 80.4% of sales in the first six months of 2022, compared to 77.8% in the first six months of 2021.

SAG in the first six months of 2022 was $1,405 million, increasing $183 million, or 15.0%, from $1,222 million in the first six months of 2021. SAG increased primarily due to the addition of Cooper Tire's operating results. SAG also included increases related to higher wages and benefits of $42 million, including the impact of higher incentive compensation, and $64 million of other net cost increases reflecting the inflationary cost pressures discussed above, partially offset by foreign currency translation of $62 million, primarily in EMEA, driven by the weakening of the euro and Turkish lira.

SAG in the first six months of 2022 and 2021 included pension expense of $8 million and $9 million, respectively. SAG in the first six months of 2022 included $2 million of incremental year-over-year savings from rationalization plans, compared to $5 million in 2021. SAG was 13.9% of sales in the first six months of 2022, compared to 16.3% in the first six months of 2021.

SAG and CGS in the first six months of 2021 included a total of $6 million ($4 million after-tax and minority) of transaction costs related to the Cooper Tire acquisition.

We recorded net rationalization charges of $37 million ($29 million after-tax and minority) in the first six months of 2022 and $68 million ($61 million after-tax and minority) in the first six months of 2021. Net rationalization charges in the first six months of 2022 primarily related to the plan to reduce duplicative global SAG headcount and close redundant warehouse locations in Americas as part of our ongoing Cooper Tire integration efforts. Net rationalization charges in the first six months of 2021 primarily related to the modernization of two of our tire manufacturing facilities in Germany, a plan to reduce SAG headcount in EMEA, and the permanent closure of Gadsden. For further information, refer to Note to the Consolidated Financial Statements No. 4, Costs Associated with Rationalization Programs.

Interest expense in the first six months of 2022 was $214 million, increasing $38 million, or 21.6%, from $176 million in the first six months of 2021. Interest expense in the first six months of 2021 included a $5 million ($4 million after-tax and minority) charge related to the redemption of our $1.0 billion 5.125% senior notes due 2023. The average interest rate was 5.26% in the first six months of 2022 compared to 5.38% in the first six months of 2021. The average debt balance was $8,135 million in the first six months of 2022 compared to $6,542 million in the first six months of 2021. The increase in average debt is primarily due to additional borrowings that were used to partially fund the Cooper Tire acquisition in the second quarter of 2021 and support our working capital requirements in 2022.

Other (Income) Expense in the first six months of 2022 was $60 million of income, compared to $64 million of expense in the first six months of 2021. Other (Income) Expense for the first six months of 2022 includes net gains on asset sales of $98 million ($75 million after-tax and minority), primarily related to the sale and leaseback transaction in Americas and pension settlement charges of $18 million ($13 million after-tax and minority). Other (Income) Expense for the first six months of 2021 includes $49 million ($41 million after-tax and minority) of transaction and other costs related to the Cooper Tire acquisition, $48 million ($32 million after-tax and minority) of interest income related to the favorable indirect tax ruling in Brazil, pension settlement charges of $19 million ($14 million after-tax and minority) and an out of period adjustment of $7 million ($7 million after-tax and minority) of expense related to foreign currency exchange in Americas. The remainder of the change was driven by a $7 million increase in royalty income, primarily due to an increase in chemical royalties in Americas.

For the first six months of 2022, we recorded income tax expense of $120 million on income before income taxes of $386 million. Income tax expense for the six months ended June 30, 2022 includes net discrete tax expense of $18 million ($18 million after minority interest), including charges of $14 million to write off deferred tax assets related to tax loss carryforwards in the UK and $11 million to establish a full valuation allowance on our net deferred tax assets in Russia, partially offset by a net benefit of $7 million for various other items.

In the first six months of 2021, we recorded income tax expense of $42 million on income before income taxes of $131 million. Income tax expense for the six months ended June 30, 2021 includes a net discrete tax benefit of $29 million ($29 million after minority interest), primarily related to adjusting our deferred tax assets in England for an enacted increase in the tax rate, partially offset by a net discrete charge for various other items, including the settlement of a tax audit in Poland.

We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for the six months ended June 30, 2022 primarily relates to losses in foreign jurisdictions in which no tax benefits are recorded and the discrete items noted above. The difference between our effective tax rate and the U.S. statutory rate of 21% for the six months ended June 30, 2021 primarily relates to the tax on the favorable indirect tax ruling in Brazil, losses in foreign jurisdictions in which no tax benefits are recorded, and the discrete items noted above.

At both June 30, 2022 and December 31, 2021, we had approximately $1.2 billion of U.S. federal, state and local net deferred tax assets, net of valuation allowances totaling $26 million primarily for state tax loss carryforwards with limited lives. In the U.S., we have a cumulative loss for the three-year period ending June 30, 2022. However, as the three-year cumulative loss in the U.S. is driven by business disruptions created by the COVID-19 pandemic, primarily in 2020, and only include the favorable impact of the Cooper Tire acquisition since the Closing Date, we also considered other objectively verifiable information in assessing our ability to utilize our net deferred tax assets, including continued favorable overall volume trends in the tire industry and our tire volume compared to 2020 levels. In addition, the Cooper Tire acquisition has generated significant incremental domestic earnings since the Closing Date and provides opportunities for cost and other operating synergies to further improve our U.S. profitability.

At both June 30, 2022 and December 31, 2021, our U.S. net deferred tax assets include $339 million of foreign tax credits with limited lives, net of valuation allowances of $3 million. Our earnings and forecasts of future profitability, taking into consideration recent trends, along with three significant sources of foreign income, provide us sufficient positive evidence that we will be able to utilize these net foreign tax credits which expire through 2030. Our sources of foreign income are (1) 100% of our domestic profitability can be re-characterized as foreign source income under current U.S. tax law to the extent domestic losses have offset foreign source income in prior years, (2) annual net foreign source income, exclusive of dividends, primarily from royalties, and (3) tax planning strategies, including capitalizing research and development costs, accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, and reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, all of which would increase our domestic profitability.

We consider our current forecasts of future profitability in assessing our ability to realize our deferred tax assets, including our foreign tax credits. These forecasts include the impact of recent trends, including various macroeconomic factors such as the impact of higher raw material, transportation, labor and energy costs, on our profitability, as well as the impact of tax planning strategies. These macroeconomic factors possess a high degree of volatility and can significantly impact our profitability. As such, there is a risk that future earnings will not be sufficient to fully utilize our U.S. net deferred tax assets, including our foreign tax credits. However, we believe our forecasts of future profitability along with the three significant sources of foreign income described above provide us sufficient positive, objectively verifiable evidence to conclude that it is more likely than not that, at June 30, 2022, our U.S. net deferred tax assets, including our foreign tax credits, net of valuation allowances, will be fully utilized.

At June 30, 2022 and December 31, 2021, we also had approximately $1.2 billion and $1.3 billion of foreign net deferred tax assets, respectively, and related valuation allowances of $1.0 billion. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of approximately $800 million on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances having a significant impact on our financial position or results of operations will exist within the next twelve months.

For further information regarding income taxes and the realizability of our deferred tax assets, including our foreign tax credits, refer to Note to the Consolidated Financial Statements No. 6, Income Taxes.

Minority shareholders’ net income in the first six months of 2022 was $4 million, compared to $10 million in 2021.

SEGMENT INFORMATION

Segment information reflects our strategic business units (“SBUs”), which are organized to meet customer requirements and global competition and are segmented on a regional basis. Since the Closing Date, Cooper Tire's operating results have been incorporated into each of our SBUs. We discuss the impact of Cooper Tire's net sales and operating income separately within each SBU for periods presented that are not fully comparable.

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

Total segment operating income for the second quarter of 2022 was $364 million, an increase of $65 million, or 21.7%, from $299 million in the second quarter of 2021. Total segment operating margin in the second quarter of 2022 was 7.0%, compared to 7.5% in the second quarter of 2021. Total segment operating income for the first six months of 2022 was $667 million, an increase of $142 million, or 27.0%, from $525 million in the first six months of 2021. Total segment operating margin in the first six months of 2022 was 6.6%, compared to 7.0% in the first six months of 2021.

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

Americas

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2022	2021	Change	Percent Change	2022	2021	Change	Percent Change
Tire Units	23.3	19.0	4.3	22.4%	45.5	34.5	11.0	32.0%
Net Sales	$3,147	$2,256	$891	39.5%	$6,062	$4,043	$2,019	49.9%
Operating Income	293	233	60	25.8%	509	347	162	46.7%
Operating Margin	9.3%	10.3%			8.4%	8.6%

Three Months Ended June 30, 2022 and 2021

Americas unit sales in the second quarter of 2022 increased 4.3 million units, or 22.4%, to 23.3 million units. Replacement tire volume increased 3.8 million units, or 24.4%, primarily due to the addition of Cooper Tire's units, partially offset by a decrease in our consumer business in the United States. OE tire volume increased 0.5 million units, or 12.5%, driven by our consumer business in the United States and Canada and by the addition of Cooper Tire's units.

Net sales in the second quarter of 2022 were $3,147 million, increasing $891 million, or 39.5%, from $2,256 million in the second quarter of 2021. The increase in net sales was primarily due to an incremental $599 million of net sales from Cooper Tire, favorable price and product mix of $319 million, driven by price increases, higher sales in other tire-related businesses of $29 million, primarily due to higher aviation, retail and third-party chemical sales, and favorable foreign currency translation of $24 million, primarily related to a stronger Brazilian real. These increases were partially offset by lower tire volume in our legacy business of $81 million. We estimate that the severe winter storm in the U.S. negatively impacted Americas net sales in the second quarter of 2021 by approximately $11 million.

Operating income in the second quarter of 2022 was $293 million, increasing $60 million, or 25.8%, from $233 million in the second quarter of 2021. The increase in operating income was due to improvements in price and product mix of $311 million, which more than offset higher raw material costs of $183 million, and higher earnings in other tire-related businesses of $6 million. These increases were partially offset by the favorable indirect tax ruling in Brazil of $69 million in 2021, higher conversion costs of $52 million, driven by inflation, increased transportation and import duty costs of $47 million, lower tire volume in our legacy business of $23 million, and a favorable out of period adjustment of $8 million in 2021 related to accrued freight charges. The remainder of the change was driven by the addition of Cooper Tire's operating results. We estimate that the severe winter storm in the U.S. as well as a national strike in Colombia negatively impacted Americas operating income in the second quarter of 2021 by approximately $24 million and $4 million ($4 million after-tax and minority), respectively.

Operating income in the second quarter of 2022 excluded net rationalization charges of $11 million and net gains on asset sales of $95 million, primarily related to the sale and leaseback transaction for certain consumer and commercial retail locations in the United States. Operating income in the second quarter of 2021 excluded net rationalization charges of $8 million.

Six Months Ended June 30, 2022 and 2021

Americas unit sales in the first six months of 2022 increased 11.0 million units, or 32.0%, to 45.5 million units. Replacement tire volume increased 10.4 million units, or 37.6%, primarily due to the addition of Cooper Tire's units, partially offset by a decrease in our consumer business in the United States. OE tire volume increased 0.6 million units, or 8.5%, despite the ongoing negative impacts to vehicle production as a result of global supply chain disruptions, including shortages of key manufacturing components, such as semiconductors, and was driven by our consumer business in Canada and the United States, as well as the addition of Cooper Tire's units.

Net sales in the first six months of 2022 were $6,062 million, increasing $2,019 million, or 49.9%, from $4,043 million in the first six months of 2021. The increase in net sales was primarily due to the addition of an incremental $1,355 million of net sales from Cooper Tire, favorable price and product mix of $650 million, driven by price increases, higher sales in other tire-related businesses of $101 million, primarily due to higher chemical, aviation and retail sales, and favorable foreign currency translation of $20 million, primarily related to a stronger Brazilian real. These increases were partially offset by lower tire volume in our legacy business of $107 million. We estimate that the severe winter storm in the U.S. negatively impacted Americas net sales for the first six months of 2021 by approximately $35 million.

Operating income in the first six months of 2022 was $509 million, increasing $162 million, or 46.7%, from $347 million in the first six months of 2021. The increase in operating income was due to improvements in price and product mix of $633 million, which more than offset higher raw material costs of $387 million, higher earnings in other tire-related businesses of $13 million, and the net impact of out of period adjustments in 2021 totaling $6 million ($6 million after-tax and minority) of expense primarily related to inventory and accrued freight charges. These increases were partially offset by increased transportation and import duty costs of $101 million, the favorable indirect tax ruling in Brazil of $69 million in 2021, higher conversion costs of $66 million, driven by inflation, lower tire volume in our legacy business of $30 million, and higher SAG of $24 million, primarily due to higher wages and benefits and inflation. The remainder of the change was driven by the addition of Cooper Tire's operating results. We estimate that the severe winter storm in the U.S. as well as a national strike in Colombia negatively impacted Americas operating income in 2021 by approximately $41 million and $4 million ($4 million after-tax and minority), respectively.

Operating income in the first six months of 2022 excluded net rationalization charges of $18 million and net gains on asset sales of $98 million, primarily related to the sale and leaseback transaction. Operating income in the first six months of 2021 excluded net rationalization charges of $18 million.

Europe, Middle East and Africa

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2022	2021	Change	Percent Change	2022	2021	Change	Percent Change
Tire Units	14.5	12.0	2.5	20.8%	29.0	24.7	4.3	17.5%
Net Sales	$1,497	$1,230	$267	21.7%	$2,923	$2,461	$462	18.8%
Operating Income	52	43	9	20.9%	111	117	(6)	(5.1)%
Operating Margin	3.5%	3.5%			3.8%	4.8%

Three Months Ended June 30, 2022 and 2021

EMEA unit sales in the second quarter of 2022 increased 2.5 million units, or 20.8%, to 14.5 million units. Replacement tire volume increased 2.3 million units, or 25.2%, primarily in our consumer business, reflecting increased industry demand due to continued recovery from the COVID-19 pandemic, our ongoing initiative to align distribution in Europe and the addition of Cooper Tire’s units. OE tire volume increased 0.2 million units, or 7.0%, reflecting increased demand from improved vehicle production and share gains driven by new consumer fitments. Overall, shortages of certain automobile parts, such as semiconductors, continue to affect OE manufacturers' ability to produce consumer and commercial vehicles consistently.

Net sales in the second quarter of 2022 were $1,497 million, increasing $267 million, or 21.7%, from $1,230 million in the second quarter of 2021. Net sales increased primarily due to improvements in price and product mix of $206 million, driven by price increases, higher tire volume of $205 million, the addition of an incremental $43 million of net sales from Cooper Tire, and higher sales in other tire-related businesses of $23 million, primarily due to growth in Fleet Solutions and an increase in aviation sales. These increases were partially offset by unfavorable foreign currency translation of $207 million, driven by a weaker euro and Turkish lira.

Operating income in the second quarter of 2022 was $52 million, increasing $9 million, or 20.9%, from $43 million in the second quarter of 2021. The increase in operating income was primarily due to improvements in price and product mix of $217 million, which more than offset higher raw material costs of $182 million, higher tire volume of $50 million and higher earnings in other tire related businesses of $12 million. These increases were partially offset by higher conversion costs of $44 million, reflecting higher energy costs and other inflationary cost pressures, higher SAG of $33 million, driven by inflation, and higher transportation costs of $9 million.

Operating income in the second quarter of 2022 excluded net rationalization charges of $9 million. Operating income in the second quarter of 2021 excluded net rationalization charges of $7 million.

Six Months Ended June 30, 2022 and 2021

EMEA unit sales in the first six months of 2022 increased 4.3 million units, or 17.5%, to 29.0 million units. Replacement tire volume increased 4.4 million units, or 23.8%, primarily in our consumer business, reflecting increased industry demand due to continued recovery from the COVID-19 pandemic, our ongoing initiative to align distribution in Europe and the addition of Cooper Tire’s units. OE tire volume decreased 0.1 million units, or 1.7%, reflecting the negative impact on vehicle production of global supply chain disruptions, including shortages of key manufacturing components, such as semiconductors, partially offset by share gains driven by new consumer fitments.

Net sales in the first six months of 2022 were $2,923 million, increasing $462 million, or 18.8%, from $2,461 million in the first six months of 2021. Net sales increased primarily due to improvements in price and product mix of $370 million, driven by price increases, higher tire volume of $308 million, the addition of an incremental $105 million of net sales from Cooper Tire, and higher sales in other tire-related businesses of $54 million, primarily due to growth in Fleet Solutions and an increase in aviation, motorcycle and retread sales. These increases were partially offset by unfavorable foreign currency translation of $373 million, driven by a weaker euro and Turkish lira.

Operating income in the first six months of 2022 was $111 million, decreasing $6 million, or 5.1%, from $117 million in the first six months of 2021. The decrease in operating income was primarily due to higher conversion costs of $93 million, reflecting higher energy costs and other inflationary cost pressures, higher SAG of $59 million, primarily related to higher inflation, wages and benefits and advertising costs, higher transportation costs of $20 million, and unfavorable foreign currency translation of $11 million, driven by a weaker euro and Turkish lira. These decreases were partially offset by improvements in price and product mix of $383 million, which more than offset higher raw material costs of $309 million, higher tire volume of $78 million, higher earnings in other tire-related businesses of $13 million, and $9 million of expense in 2021 related to inventory revaluations. The remainder of the change was driven by the addition of Cooper Tire’s operating results.

Operating income in the first six months of 2022 excluded net rationalization charges of $14 million. Operating income in the first six months of 2021 excluded net rationalization charges of $44 million.

Asia Pacific

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2022	2021	Change	Percent Change	2022	2021	Change	Percent Change
Tire Units	7.8	6.5	1.3	19.9%	16.1	13.3	2.8	20.7%
Net Sales	$568	$493	$75	15.2%	$1,135	$986	$149	15.1%
Operating Income	19	23	(4)	(17.4)%	47	61	(14)	(23.0)%
Operating Margin	3.3%	4.7%			4.1%	6.2%

Three Months Ended June 30, 2022 and 2021

Asia Pacific unit sales in the second quarter of 2022 increased 1.3 million units, or 19.9%, to 7.8 million units. OE tire volume increased 0.8 million units, or 38.3%. Replacement tire volume increased 0.5 million units, or 10.4%. These increases primarily related to our consumer business in India and the addition of Cooper Tire’s units, partially offset by decreases in China as a result of renewed COVID-19 stay-at-home orders earlier in the quarter.

Net sales in the second quarter of 2022 were $568 million, increasing $75 million, or 15.2%, from $493 million in the second quarter of 2021. Net sales increased due to higher tire volume of $69 million, the addition of an incremental $21 million of net sales from Cooper Tire, and favorable price and product mix of $14 million, driven by price increases. These increases were partially offset by unfavorable foreign currency translation of $24 million, primarily related to the weakening of the Japanese yen and Australian dollar.

Operating income in the second quarter of 2022 was $19 million, decreasing $4 million, or 17.4%, from $23 million in the second quarter of 2021. The decrease in operating income was primarily due to higher raw material costs of $54 million, higher conversion costs of $4 million, driven by the stay-at-home orders in China and higher energy costs, partially offset by higher production volume due to business growth in India, Japan and Malaysia, and higher SAG of $3 million, primarily due to inflation. These decreases were partially offset by favorable price and product mix of $32 million, higher tire volume of $16 million and the addition of Cooper Tire's operating results.

Operating income in the second quarter of 2022 excluded net rationalization charges of $1 million.

Six Months Ended June 30, 2022 and 2021

Asia Pacific unit sales in the first six months of 2022 increased 2.8 million units, or 20.7%, to 16.1 million units. OE tire volume increased 1.8 million units, or 40.3%. Replacement tire volume increased 1.0 million units, or 10.7%. These increases primarily related to the addition of Cooper Tire’s units and our consumer business in India.

Net sales in the first six months of 2022 were $1,135 million, increasing $149 million, or 15.1%, from $986 million in the first six months of 2021. Net sales increased due to higher tire volume of $95 million, the addition of an incremental $72 million of net sales from Cooper Tire, and favorable price and product mix of $28 million, driven by price increases. These increases were partially offset by unfavorable foreign currency translation of $40 million, primarily related to the weakening of the Japanese yen and Australian dollar.

Operating income in the first six months of 2022 was $47 million, decreasing $14 million, or 23.0%, from $61 million in the first six months of 2021. The decrease in operating income was primarily due to higher raw material costs of $101 million and higher conversion costs of $9 million, driven by the stay-at-home orders in China and higher energy costs, partially offset by higher production volume due to business growth in India, Japan and Malaysia. These decreases were partially offset by favorable price and product mix of $55 million, higher tire volume of $23 million and the addition of Cooper Tire's operating results.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.

At June 30, 2022, we had $1,248 million in cash and cash equivalents, compared to $1,088 million at December 31, 2021. For the six months ended June 30, 2022, net cash used by operating activities was $533 million, reflecting cash used for working capital of $1,242 million and rationalization payments of $59 million, partially offset by net income for the period of $266 million, which includes non-cash charges for depreciation and amortization of $481 million, a non-cash gain of $95 million on the sale and leaseback transaction in Americas, and the impact of other non-cash changes to various assets and liabilities on the Balance Sheet. Net cash used by investing activities was $403 million, primarily representing capital expenditures of $511 million, partially offset by cash proceeds of $108 million received from the sale and leaseback transaction in Americas. Cash provided by financing activities was $1,132 million, primarily due to net borrowings of $1,129 million.

At June 30, 2022, we had $3,210 million of unused availability under our various credit agreements, compared to $4,345 million at December 31, 2021. The table below presents unused availability under our credit facilities at those dates:

(In millions)	June 30, 2022	December 31, 2021
First lien revolving credit facility	$2,069	$2,314
European revolving credit facility	522	908
Chinese credit facilities	303	374
Mexican credit facility	—	42
Other foreign and domestic debt	22	147
Short term credit arrangements	294	560
	$3,210	$4,345

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

We expect our 2022 cash flow needs to include capital expenditures of $1.1 billion to $1.2 billion. We also expect interest expense to be $450 million to $475 million; rationalization payments to be approximately $100 million; income tax payments to be $150 million to $200 million, excluding one-time items; and contributions to our funded pension plans to be $25 million to $50 million. We expect working capital to be a use of cash for the full year of 2022 of approximately $300 million.

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

Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, South Africa, Serbia and Argentina, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, South African, Serbian and Argentinian subsidiaries, which are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At June 30, 2022, approximately $910 million of net assets, including approximately $246 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China, South Africa, Serbia and Argentina have not adversely impacted our ability to make transfers out of those countries.

Operating Activities

Net cash used by operating activities was $533 million in the first six months of 2022, compared to net cash used by operating activities of $71 million in the first six months of 2021. The $462 million increase in net cash used by operating activities was primarily due to a net increase in cash used for working capital of $702 million, partially offset by higher earnings in our SBUs of $142 million, lower cash payments for rationalizations of $64 million, and a $31 million decrease in cash payments for transaction and other costs related to the Cooper Tire acquisition.

The net increase in cash used for working capital reflects increases in cash used for Accounts Receivable of $479 million and Inventory of $348 million, partially offset by an increase in cash provided by Accounts Payable - Trade of $125 million. These changes were driven by higher sales volume, the impact of current year inflationary cost pressures on our manufacturing operations and pricing, an increase in finished goods inventory as we continue to restock in order to meet anticipated near-term demand and the incremental working capital of Cooper Tire.

Investing Activities

Net cash used by investing activities was $403 million in the first six months of 2022, compared to $2,233 million in the first six months of 2021. Net cash used by investing activities in the first six months of 2021 includes the payment of $1,856 million for the cash portion of the purchase price related to the Cooper Tire acquisition, net of cash and restricted cash acquired. Capital expenditures were $511 million in the first six months of 2022, including $98 million related to Cooper Tire, compared to $385 million in the first six months of 2021, including $17 million related to Cooper Tire. Beyond expenditures required to sustain our facilities, capital expenditures in 2022 and 2021 primarily related to the modernization and expansion of tire manufacturing facilities around the world. Net cash provided by investing activities in the first six months of 2022 also includes $108 million of cash proceeds related to the sale and leaseback transaction in Americas.

Financing Activities

Net cash provided by financing activities was $1,132 million in the first six months of 2022, compared to net cash provided by financing activities of $1,820 million in the first six months of 2021. Financing activities in the first six months of 2022 included net borrowings of $1,129 million. Financing activities in the first six months of 2021 included net borrowings of $1,889 million, partially offset by $73 million of debt-related costs and other financing transactions.

Credit Sources

In aggregate, we had total credit arrangements of $11,475 million available at June 30, 2022, of which $3,210 million were unused, compared to $11,628 million available at December 31, 2021, of which $4,345 million were unused. At June 30, 2022, we had long term credit arrangements totaling $10,649 million, of which $2,916 million were unused, compared to $10,624 million and $3,785 million, respectively, at December 31, 2021. At June 30, 2022, we had short term committed and uncommitted credit arrangements totaling $826 million, of which $294 million were unused, compared to $1,004 million and $560 million, respectively, at December 31, 2021. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.

Outstanding Notes

At June 30, 2022, we had $5,551 million of outstanding notes compared to $5,591 million at December 31, 2021.

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

Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks in an amount not to exceed $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion. As of June 30, 2022, our borrowing base, and therefore our availability, under this facility was $108 million below the facility's stated amount of $2.75 billion.

At June 30, 2022, we had $570 million of borrowings and $3 million of letters of credit issued under the revolving credit facility. At December 31, 2021, we had no borrowings and $19 million of letters of credit issued under the revolving credit facility.

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

At June 30, 2022, there were no borrowings outstanding under the German tranche, $310 million (€298 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility. At December 31, 2021, we had no borrowings and no letters of credit outstanding under the European revolving credit facility.

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

At June 30, 2022, the amounts available and utilized under this program totaled $246 million (€237 million). At December 31, 2021, the amounts available and utilized under this program totaled $279 million (€246 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At June 30, 2022, the gross amount of receivables sold was $597 million, compared to $605 million at December 31, 2021.

Letters of Credit

At June 30, 2022, we had $230 million in letters of credit issued under bilateral letter of credit agreements and other foreign credit facilities.

Supplier Financing

We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institution acts as our paying agent with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under the programs. Agreements for such supplier financing programs totaled up to $810 million and $630 million at June 30, 2022 and December 31, 2021, respectively. The increase from December 31, 2021 is primarily due to the overall increase in our accounts payable base as a result of the Cooper Tire acquisition.

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

We have an additional financial covenant in our first lien revolving credit facility that is currently not applicable. We become subject to that financial covenant when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $275 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for the most recent period of four consecutive fiscal quarters. As of June 30, 2022, our unused availability under this facility of $2,069 million, plus our Available Cash of $342 million, totaled $2,411 million, which is in excess of $275 million.

In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first lien revolving credit facility that are described above and a financial covenant applicable only to GEBV and its subsidiaries. This financial covenant provides that we are not permitted to allow GEBV’s ratio of Consolidated Net GEBV Indebtedness to Consolidated GEBV EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net GEBV Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GEBV and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries, and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net GEBV Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At June 30, 2022, we were in compliance with this financial covenant.

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

At June 30, 2022, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.

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

We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During the first six months of 2022, we did not repurchase any shares from employees.

The restrictions imposed by our credit facilities and indentures are not expected to significantly affect our ability to pay dividends or repurchase our capital stock in the future.

Asset Dispositions

The restrictions on asset sales and sale and leaseback transactions imposed by our material indebtedness have not affected our ability to divest non-core businesses or assets, and those divestitures have not affected our ability to comply with those restrictions.

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

	Summarized Balance Sheets
(In millions)	June 30, 2022	December 31, 2021
Total Current Assets(1)	$6,127	$5,161
Total Non-Current Assets	8,455	8,406

Total Current Liabilities	$3,037	$2,932
Total Non-Current Liabilities	9,469	8,967
(1)
Includes receivables due from Non-Guarantor Subsidiaries of $1,492 million and $1,618 million as of June 30, 2022 and December 31, 2021, respectively.

	Summarized Statements of Operations
(In millions)	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Net Sales	$5,667	$9,549
Cost of Goods Sold	4,655	7,623
Selling, Administrative and General Expense	755	1,457
Rationalizations	22	37
Interest Expense	166	322
Other (Income) Expense	(122)	(93)
Income before Income Taxes(2)	$191	$203

Net Income	$155	$542
Goodyear Net Income	$155	$542
(2)
Includes income from intercompany transactions with Non-Guarantor Subsidiaries of $233 million for the six months ended June 30, 2022, primarily from royalties, intercompany product sales, dividends and interest, and $588 million for the year ended December 31, 2021, primarily from royalties, dividends, interest and intercompany product sales.

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

Interest Rate Risk

We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At June 30, 2022, approximately 27% of our debt was at variable interest rates averaging 4.07%.

The following table presents information about long term fixed rate debt, excluding finance leases, at June 30, 2022:

(In millions)
Carrying amount — liability	$5,682
Fair value — liability	5,081
Pro forma fair value — liability	5,314

The pro forma information assumes a 100 basis point decrease in market interest rates at June 30, 2022, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.

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

The following table presents net foreign currency contract information at June 30, 2022:

(In millions)
Fair value — asset (liability)	$26
Pro forma decrease in fair value	(120)
Contract maturities	7/22-6/23

The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at June 30, 2022, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

Fair values are recognized on the Consolidated Balance Sheet at June 30, 2022 as follows:

(In millions)
Current asset (liability):
Accounts receivable	$29
Other current liabilities	(3)

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

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2022 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

On June 7, 2021, we completed the acquisition of Cooper Tire, which operated under its own set of systems and internal controls. Subsequent to the acquisition, we began the process of integrating certain of Cooper Tire's systems and processes with our systems and internal controls over financial reporting. There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Asbestos Litigation

As reported in our Form 10-K for the year ended December 31, 2021, we were one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 38,200 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the first six months of 2022, approximately 500 claims were filed against us and approximately 500 were settled or dismissed. The amounts expended on asbestos defense and claim resolution by us and our insurers during the first six months of 2022 was $8 million. At June 30, 2022, there were approximately 38,200 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. Refer to Note to the Consolidated Financial Statements No. 13, Commitments and Contingent Liabilities, for additional information on asbestos litigation.

Reference is made to Item 3 of Part I of our 2021 Form 10-K and to Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 for additional discussion of legal proceedings.

ITEM 1A. RISK FACTORS.

Refer to “Item 1A. Risk Factors” in our 2021 Form 10-K and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 for a discussion of our risk factors.

ITEM 6. EXHIBITS.

Refer to the Index of Exhibits, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2022

INDEX OF EXHIBITS

Exhibit Table Item No.	Description of Exhibit	Exhibit Number

10	Material Contracts

(a)	2022 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 15, 2022, File No. 1-1927).

(b)	Form of Non-Qualified Stock Option Grant Agreement (incorporated by reference, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed June 10, 2022, File No. 1-1927).

(c)

Form of Non-Qualified Stock Option with tandem Stock Appreciation Right Grant Agreement (incorporated by reference, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed June 10, 2022, File No. 1-1927).

(d)	Form of Performance Share Grant Agreement (incorporated by reference, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed June 10, 2022, File No. 1-1927).

(e)	Form of Performance Share Continuous Vesting Grant Agreement (incorporated by reference, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, filed June 10, 2022, File No. 1-1927).

(f)	Form of Executive Performance Unit Grant Agreement (incorporated by reference, filed as Exhibit 10.5 to the Company's Current Report on Form 8-K, filed June 10, 2022, File No. 1-1927).

(g)

Form of Executive Performance Unit Continuous Vesting Grant Agreement (incorporated by reference, filed as Exhibit 10.6 to the Company's Current Report on Form 8-K, filed June 10, 2022, File No. 1-1927).

(h)	Form of Restricted Stock Unit Annual Cliff Grant Agreement (incorporated by reference, filed as Exhibit 10.7 to the Company's Current Report on Form 8-K, filed June 10, 2022, File No. 1-1927).

(i)	Form of Restricted Stock Unit Annual Ratable Grant Agreement (incorporated by reference, filed as Exhibit 10.8 to the Company's Current Report on Form 8-K, filed June 10, 2022, File No. 1-1927).

(j)	Form of Restricted Stock Unit Continuous Vesting Grant Agreement (incorporated by reference, filed as Exhibit 10.9 to the Company's Current Report on Form 8-K, filed June 10, 2022, File No. 1-1927).

22	Subsidiary Guarantors of Guaranteed Securities

(a)	List of Subsidiary Guarantors.	22.1

31	Rule 13a-14(a) Certifications

(a)	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.2

32	Section 1350 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.	32.1

Exhibit Table Item No.	Description of Exhibit	Exhibit Number

101	Interactive Data Files

	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	101.INS

	Inline XBRL Taxonomy Extension Schema Document.	101.SCH

	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	101.CAL

	Inline XBRL Taxonomy Extension Definition Linkbase Document.	101.DEF

	Inline XBRL Taxonomy Extension Label Linkbase Document.	101.LAB

	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	101.PRE

104	Cover Page Interactive Data File

The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	August 5, 2022	By	/s/ EVAN M. SCOCOS
Evan M. Scocos, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the Principal Accounting Officer of the Registrant.)