Form 10-Q
period 2022-09-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2022-11-01
CIK 42582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at October 28, 2022:	282,861,018

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-22.1
EX-31.1
EX-31.2
EX-32.1
EX-101.INS INSTANCE DOCUMENT
EX-101.SCH SCHEMA DOCUMENT
EX-101.CAL CALCULATION LINKBASE DOCUMENT
EX-101.DEF DEFINITION LINKBASE DOCUMENT
EX-101.LAB LABELS LINKBASE DOCUMENT
EX-101.PRE PRESENTATION LINKBASE DOCUMENT
EX-104

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2022	2021	2022	2021
Net Sales (Note 3)	$5,311	$4,934	$15,431	$12,424
Cost of Goods Sold	4,305	3,894	12,443	9,723
Selling, Administrative and General Expense	696	727	2,101	1,949
Rationalizations (Note 4)	45	13	82	81
Interest Expense	117	104	331	280
Other (Income) Expense (Note 5)	42	9	(18)	73
Income before Income Taxes	106	187	492	318
United States and Foreign Tax Expense (Note 6)	58	53	178	95
Net Income	48	134	314	223
Less: Minority Shareholders’ Net Income	4	2	8	12
Goodyear Net Income	$44	$132	$306	$211
Goodyear Net Income — Per Share of Common Stock
Basic	$0.16	$0.47	$1.08	$0.83
Weighted Average Shares Outstanding (Note 7)	284	283	284	254
Diluted	$0.16	$0.46	$1.07	$0.82
Weighted Average Shares Outstanding (Note 7)	286	286	286	257

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Net Income	$48	$134	$314	$223
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of ($9) and ($15) in 2022 ($2 and $1 in 2021)	(172)	(75)	(356)	(81)
Unrealized gains (losses) from securities, net of tax of $0 and $0 in 2022 ($0 and $0 in 2021)	—	(7)	—	1
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $8 and $23 in 2022 ($8 and $25 in 2021)	24	26	72	79
Change in net actuarial losses, net of tax of ($1) and $2 in 2022 ($2 and $7 in 2021)	(4)	6	10	22
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures, net of tax of $2 and $7 in 2022 ($3 and $7 in 2021)	8	8	21	23
Deferred derivative gains, net of tax of $0 and $0 in 2022 ($0 and $0 in 2021)	2	2	3	2
Reclassification adjustment for amounts recognized in income, net of tax of $0 and $0 in 2022 ($0 and $0 in 2021)	—	—	(1)	(2)
Other Comprehensive Income (Loss)	(142)	(40)	(251)	44
Comprehensive Income (Loss)	(94)	94	63	267
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	(3)	1	(14)	3
Goodyear Comprehensive Income (Loss)	$(91)	$93	$77	$264

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In millions, except share data)	2022	2021
Assets:
Current Assets:
Cash and Cash Equivalents	$1,243	$1,088
Accounts Receivable, less Allowance — $102 ($123 in 2021)	3,560	2,387
Inventories:
Raw Materials	1,288	958
Work in Process	201	191
Finished Products	3,372	2,445
	4,861	3,594
Prepaid Expenses and Other Current Assets	287	262
Total Current Assets	9,951	7,331
Goodwill	995	1,004
Intangible Assets	1,013	1,039
Deferred Income Taxes (Note 6)	1,487	1,596
Other Assets	1,066	1,106
Operating Lease Right-of-Use Assets	976	981
Property, Plant and Equipment, less Accumulated Depreciation — $10,950 ($11,130 in 2021)	7,890	8,345
Total Assets	$23,378	$21,402

Liabilities:
Current Liabilities:
Accounts Payable — Trade	$4,891	$4,148
Compensation and Benefits (Notes 11 and 12)	670	689
Other Current Liabilities	896	822
Notes Payable and Overdrafts (Note 9)	541	406
Operating Lease Liabilities due Within One Year	195	204
Long Term Debt and Finance Leases due Within One Year (Note 9)	266	343
Total Current Liabilities	7,459	6,612
Operating Lease Liabilities	823	819
Long Term Debt and Finance Leases (Note 9)	7,839	6,648
Compensation and Benefits (Notes 11 and 12)	1,250	1,445
Deferred Income Taxes (Note 6)	132	135
Other Long Term Liabilities	625	559
Total Liabilities	18,128	16,218
Commitments and Contingent Liabilities (Note 13)
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 283 million in 2022 (282 million in 2021)	283	282
Capital Surplus	3,117	3,107
Retained Earnings	5,879	5,573
Accumulated Other Comprehensive Loss (Note 15)	(4,192)	(3,963)
Goodyear Shareholders’ Equity	5,087	4,999
Minority Shareholders’ Equity — Nonredeemable	163	185
Total Shareholders’ Equity	5,250	5,184
Total Liabilities and Shareholders’ Equity	$23,378	$21,402

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(Dollars in millions, except per share amounts)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2021
(after deducting 42,494,684 common treasury shares)	281,793,223	$282	$3,107	$5,573	$(3,963)	$4,999	$185	$5,184
Net income				262		262	4	266
Other comprehensive income (loss)					(94)	(94)	(15)	(109)
Total comprehensive income (loss)						168	(11)	157
Stock-based compensation plans			12			12		12
Dividends declared							(1)	(1)
Common stock issued from treasury	678,010		(5)			(5)		(5)
Balance at June 30, 2022
(after deducting 41,816,674 common treasury shares)	282,471,233	$282	$3,114	$5,835	$(4,057)	$5,174	$173	$5,347
Net income				44		44	4	48
Other comprehensive income (loss)					(135)	(135)	(7)	(142)
Total comprehensive income (loss)						(91)	(3)	(94)
Stock-based compensation plans			4			4		4
Dividends declared							(7)	(7)
Common stock issued from treasury	386,982	1	(1)
Balance at September 30, 2022
(after deducting 41,429,692 common treasury shares)	282,858,215	$283	$3,117	$5,879	$(4,192)	$5,087	$163	$5,250

There were no dividends declared or paid during the three or nine months ended September 30, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(Dollars in millions, except per share amounts)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2020
(after deducting 45,243,329 common treasury shares)	233,220,098	$233	$2,171	$4,809	$(4,135)	$3,078	$181	$3,259
Net income				79		79	10	89
Other comprehensive income (loss)					92	92	(8)	84
Total comprehensive income (loss)						171	2	173
Common stock issued	45,824,480	46	892			938		938
Stock-based compensation plans			10			10		10
Dividends declared							(5)	(5)
Common stock issued from treasury	2,147,694	2	13			15		15
Acquisition of Cooper Tire's minority interests							21	21
Balance at June 30, 2021
(after deducting 43,095,635 common treasury shares)	281,192,272	$281	$3,086	$4,888	$(4,043)	$4,212	$199	$4,411
Net income				132		132	2	134
Other comprehensive income (loss)					(39)	(39)	(1)	(40)
Total comprehensive income (loss)						93	1	94
Stock-based compensation plans			9			9		9
Dividends declared							(8)	(8)
Common stock issued from treasury	55,229
Balance at September 30, 2021
(after deducting 43,040,406 common treasury shares)	281,247,501	$281	$3,095	$5,020	$(4,082)	$4,314	$192	$4,506

There were no dividends declared or paid during the three or nine months ended September 30, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2022	2021
Cash Flows from Operating Activities:
Net Income	$314	$223
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and Amortization	718	645
Amortization and Write-Off of Debt Issuance Costs	11	10
Amortization of Inventory Fair Value Adjustment Related to the Cooper Tire Acquisition (Note 2)	—	110
Transaction and Other Costs Related to the Cooper Tire Acquisition (Note 2)	—	55
Cash Payments for Transaction and Other Costs Related to the Cooper Tire Acquisition	(2)	(41)
Provision for Deferred Income Taxes (Note 6)	42	(69)
Net Pension Curtailments and Settlements	28	30
Net Rationalization Charges (Note 4)	82	81
Rationalization Payments	(72)	(162)
Net (Gains) Losses on Asset Sales (Note 5)	(98)	(10)
Operating Lease Expense	225	223
Operating Lease Payments	(208)	(207)
Pension Contributions and Direct Payments	(45)	(71)
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(1,380)	(963)
Inventories	(1,453)	(797)
Accounts Payable — Trade	1,053	696
Compensation and Benefits	12	134
Other Current Liabilities	102	22
Other Assets and Liabilities	44	89
Total Cash Flows from Operating Activities	(627)	(2)
Cash Flows from Investing Activities:
Acquisition of Cooper Tire, net of cash and restricted cash acquired	—	(1,856)
Capital Expenditures	(765)	(666)
Cash Proceeds from Sale and Leaseback Transaction (Note 5)	108	—
Asset Dispositions	24	9
Short Term Securities Acquired	(72)	(83)
Short Term Securities Redeemed	98	91
Notes Receivable	(15)	6
Other Transactions	(26)	8
Total Cash Flows from Investing Activities	(648)	(2,491)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	1,183	849
Short Term Debt and Overdrafts Paid	(991)	(725)
Long Term Debt Incurred	8,102	7,526
Long Term Debt Paid	(6,794)	(5,393)
Common Stock Issued	(5)	9
Transactions with Minority Interests in Subsidiaries	(9)	(13)
Debt Related Costs and Other Transactions	14	(98)
Total Cash Flows from Financing Activities	1,500	2,155
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(67)	(28)
Net Change in Cash, Cash Equivalents and Restricted Cash	158	(366)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	1,164	1,624
Cash, Cash Equivalents and Restricted Cash at End of the Period	$1,322	$1,258
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

Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2022.

Recently Issued Accounting Standards

In September 2022, the Financial Accounting Standards Board ("FASB") issued an accounting standards update on the disclosure of supplier finance programs. Entities are required to disclose the key terms of each program, including a description of the payment terms and assets pledged as security or other forms of guarantees, if any, provided for the committed payment to the finance provider or intermediary. In addition, on a quarterly basis, entities are required to disclose the related obligations outstanding at each interim reporting period and where those obligations are presented on the balance sheet and, on an annual basis, entities are also required to disclose a rollforward of the amount of the obligations outstanding at the end of the reporting period. The standards update is effective retrospectively for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the rollforward information, which is effective prospectively for fiscal years beginning after December 15, 2023, with early adoption permitted. We are currently assessing the impact of this standards update on our disclosures in the notes to the consolidated financial statements.

In November 2021, the FASB issued an accounting standards update on the disclosure of certain types of government assistance. Specifically, on an annual basis, entities will be required to make certain disclosures for transactions with a government that are accounted for by analogizing to a grant model. The standards update is effective either prospectively or retrospectively for annual periods beginning after December 15, 2021, with early adoption permitted. The additional required annual disclosures are not expected to have a material impact on our disclosures in the notes to the consolidated financial statements.

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

Restricted Cash

The following table provides a reconciliation of Cash, Cash Equivalents and Restricted Cash as reported within the Consolidated Statements of Cash Flows:

	September 30,
(In millions)	2022	2021
Cash and Cash Equivalents	$1,243	$1,187
Restricted Cash(1)	79	71
Total Cash, Cash Equivalents and Restricted Cash	$1,322	$1,258

(1) Includes remaining Cooper Tire & Rubber Company ("Cooper Tire") restricted cash acquired of $17 million and $26 million at September 30, 2022 and September 30, 2021, respectively.

Restricted Cash primarily represents amounts required to be set aside in relation to (i) accounts receivable factoring programs and (ii) change-in-control provisions of certain Cooper Tire compensation plans. The restrictions lapse when cash from factored accounts receivable is remitted to the purchaser of those receivables or as the compensation payments are made, respectively. At

September 30, 2022, $68 million and $11 million were recorded in Prepaid Expenses and Other Current Assets and Other Assets in the Consolidated Balance Sheets, respectively. At September 30, 2021, $56 million and $15 million were recorded in Prepaid Expenses and Other Current Assets and Other Assets in the Consolidated Balance Sheets, respectively.

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

During the second quarter of 2022, we finalized our valuation of the identified assets acquired and liabilities assumed. No significant measurement period changes were recorded during the six months ended June 30, 2022. Principal changes since our initial measurement in the second quarter of 2021 included (i) decreasing the value attributed to customer relationships primarily to reflect updated assumptions related to customer attrition rates, (ii) updating the value attributed to trade names to reflect our long-term view of how each acquired brand fits into the overall product portfolio of the combined company and the appropriate royalty rate to value each acquired brand based on expected profitability, (iii) decreasing the value attributed to Property, Plant and Equipment primarily to reflect updated assumptions related to the estimated economic value of certain underlying assets, (iv) decreasing the value attributed to pension and other postretirement benefit liabilities primarily to reflect updated plan population data, (v) increasing the value attributed to a liability for environmental matters primarily to reflect updated estimated lifecycle remediation cost data and recording other liabilities identified during the measurement period, and (vi) a reclassification between Accounts Receivable and Accounts Payable to conform to Goodyear's classification of customer rebate and discount program liabilities. These adjustments were recorded net of adjustments to Deferred Tax Liabilities with the corresponding offset recorded to Goodwill, as applicable.

The following table sets forth cumulative measurement period changes from the Closing Date to the second quarter of 2022 when our purchase accounting was finalized, as well as the final and initial allocation of the Merger Consideration to the estimated fair value of the identifiable tangible and intangible assets acquired and liabilities assumed of Cooper Tire, with the excess recorded to Goodwill as of the Closing Date:

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

The estimated value of Inventory includes adjustments totaling $245 million, comprised of $135 million primarily to adjust inventory valued on a last-in, first-out ("LIFO") basis to a current cost basis and $110 million to step-up inventory to estimated fair value. The fair value step-up was fully amortized to Cost of Goods Sold ("CGS") in the first nine months of 2021, including $72 million during the third quarter of 2021, as the related inventory was sold. We eliminated the LIFO reserve on Cooper Tire’s U.S. inventories as we predominately determine the value of our inventory using the first-in, first-out ("FIFO") method. To estimate the fair value of inventory, we considered the components of Cooper Tire’s inventory, as well as estimates of selling prices and selling and distribution costs that were based on Cooper Tire’s historical experience.

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

Since the Closing Date, Cooper Tire’s operating results have been included in our Consolidated Statements of Operations. Beginning in the third quarter of 2022, our comparative results for the three months ended September 30, 2022 and 2021 both included the results of Cooper Tire for the entire period. During the nine months ended September 30, 2022, our results included the results of Cooper Tire for the entire period, while the comparable period in 2021 only included the results of Cooper Tire subsequent to the Closing Date. Net sales and CGS related to Cooper Tire’s operations that have been included in our Consolidated Statements of Operations for the six months ended June 30, 2022, which are not comparable to 2021, are $1,788 million and $1,429 million, respectively. As a result of our ongoing integration efforts, particularly as it relates to administrative functions and financing activities, it is not practical to disclose Income before Income Taxes or Net Income separately for Cooper Tire.

During the nine months ended September 30, 2021, we incurred transaction and other costs in connection with the acquisition of Cooper Tire totaling $55 million, including $10 million for a commitment fee related to a bridge term loan facility that was not utilized to finance the transaction and $6 million related to the post-combination settlement of certain Cooper Tire incentive compensation awards during the second quarter of 2021. For the nine months ended September 30, 2021, $49 million of these costs are included in Other (Income) Expense, with the remainder included in CGS and Selling, Administrative and General Expense ("SAG") in our Consolidated Statements of Operations. There were no transaction-related costs incurred during the three and nine months ended September 30, 2022.

Pro forma financial information

The following table summarizes, on a pro forma basis, the combined results of operations of Goodyear and Cooper Tire for the nine months ended September 30, 2021, as though the acquisition and the related financing had occurred as of January 1, 2020. The pro forma results are not necessarily indicative of either the actual consolidated results had the acquisition of Cooper Tire occurred on January 1, 2020, nor are they indicative of future consolidated operating results.

(In millions)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Net Sales	$4,934	$13,678
Income before Income Taxes	251	595
Goodyear Net Income	179	420

These pro forma amounts have been calculated after applying Goodyear’s accounting policies and making certain adjustments, which primarily include: (i) depreciation adjustments relating to fair value step-ups to property, plant and equipment; (ii) amortization adjustments relating to fair value estimates of acquired intangible assets; (iii) incremental interest expense associated with the $1.45 billion senior note issuance and additional borrowings under our first lien revolving credit facility used, in part, to fund the acquisition, related debt issuance costs, and fair value adjustments related to Cooper Tire's debt; (iv) CGS adjustments relating to the change from LIFO to FIFO; (v) fair value adjustments for certain Cooper Tire stock-based compensation; and (vi) transaction-related costs of both Goodyear and Cooper Tire.

NOTE 3. NET SALES

The following tables show disaggregated net sales from contracts with customers by major source:

	Three Months Ended September 30, 2022
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$2,733	$1,171	$609	$4,513
Other tire and related sales	199	155	26	380
Retail services and service related sales	177	32	13	222
Chemical sales	187	—	—	187
Other	8	—	1	9
Net Sales by reportable segment	$3,304	$1,358	$649	$5,311

	Three Months Ended September 30, 2021
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$2,474	$1,244	$530	$4,248
Other tire and related sales	174	122	25	321
Retail services and service related sales	153	30	15	198
Chemical sales	161	—	—	161
Other	5	1	—	6
Net Sales by reportable segment	$2,967	$1,397	$570	$4,934

	Nine Months Ended September 30, 2022
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$7,792	$3,747	$1,678	$13,217
Other tire and related sales	564	436	67	1,067
Retail services and service related sales	483	98	36	617
Chemical sales	506	—	—	506
Other	21	—	3	24
Net Sales by reportable segment	$9,366	$4,281	$1,784	$15,431

	Nine Months Ended September 30, 2021
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$5,645	$3,451	$1,439	$10,535
Other tire and related sales	484	315	69	868
Retail services and service related sales	444	87	46	577
Chemical sales	423	—	—	423
Other	14	5	2	21
Net Sales by reportable segment	$7,010	$3,858	$1,556	$12,424

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

When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue included in Other Current Liabilities in the Consolidated Balance Sheets totaled $20 million and $23 million at September 30, 2022 and December 31, 2021, respectively.

Deferred revenue included in Other Long Term Liabilities in the Consolidated Balance Sheets totaled $16 million and $21 million at September 30, 2022 and December 31, 2021, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.

The following table presents the balance of deferred revenue related to contracts with customers, and changes during the nine months ended September 30, 2022:

(In millions)
Balance at December 31, 2021	$44
Revenue deferred during period	92
Revenue recognized during period	(99)
Impact of foreign currency translation	(1)
Balance at September 30, 2022	$36

NOTE 4. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS

In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce high-cost and excess manufacturing capacity and operating and administrative costs, and, more recently, related to the integration of Cooper Tire.

The following table presents a roll-forward of the liability balance between periods:

	Associate-
(In millions)	Related Costs	Other Costs	Total
Balance at December 31, 2021	$88	$—	$88
2022 Charges	69	18	87
Incurred, net of foreign currency translation of $(8) million and $0 million, respectively	(62)	(18)	(80)
Reversed to the Statement of Operations	(5)	—	(5)
Balance at September 30, 2022	$90	$—	$90

On October 13, 2022, the Company approved a plan that primarily proposes to close Cooper Tire's Melksham, United Kingdom tire manufacturing facility ("Melksham") to address long-standing competitiveness issues at that plant. Total expected charges related to the proposed plan are between $80 million and $90 million, of which $60 million to $70 million are expected to be cash charges primarily for associate-related and other exit costs, with the remainder representing non-cash charges primarily for accelerated depreciation and other asset-related charges. The proposed plan will result in approximately 340 job reductions. We have $32 million accrued related to this plan at September 30, 2022 and expect that the majority of the remaining charges and cash outflows associated with this plan will occur in 2023. The proposed plan remains subject to consultation with relevant employee representative bodies.

During the third quarter of 2022, we approved a plan related to the exit of our retail operations in South Africa. Total expected charges related to the plan are $18 million, primarily representing cash charges for associate-related and other exit costs. The plan will result in approximately 930 job reductions. We have $10 million accrued related to this plan at September 30, 2022, and expect that the majority of the remaining charges and cash outflows associated with this plan will occur in the fourth quarter of 2022.

During the second quarter of 2022, we approved a plan related to the integration of Cooper Tire aimed at reducing duplicative global SAG headcount and closing redundant Cooper Tire warehouse locations in Americas in line with previously announced planned synergies. We have $17 million accrued related to this plan at September 30, 2022, which is expected to be substantially paid through 2023.

The remainder of the accrual balance at September 30, 2022 is expected to be substantially utilized in the next 12 months and includes $15 million related to plans to reduce SAG headcount, $4 million related to the closed Amiens, France tire manufacturing facility, $3 million related to the permanent closure of our Gadsden, Alabama tire manufacturing facility ("Gadsden"), and various other plans to reduce headcount and improve operating efficiency.

The following table shows net rationalization charges included in Income before Income Taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Current Year Plans
Associate Severance and Other Related Costs	$39	$—	$61	$20
Other Exit Costs	1	—	1	—
Current Year Plans - Net Charges	$40	$—	$62	$20

Prior Year Plans
Associate Severance and Other Related Costs	$—	$2	$4	$30
Other Exit Costs	5	11	16	31
Prior Year Plans - Net Charges	$5	$13	$20	$61
Total Net Charges	$45	$13	$82	$81
Asset Write-off and Accelerated Depreciation Charges	$6	$1	$6	$1

Substantially all of the new charges for the three and nine months ended September 30, 2022 and 2021 relate to future cash outflows. Net current year plan charges for the three and nine months ended September 30, 2022 are related to the proposed Melksham plan, the Cooper Tire integration-related plan, and the plan to exit our retail operations in South Africa. Net current year plan charges for the nine months ended September 30, 2021 primarily related to a plan to reduce SAG headcount in Europe, Middle East and Africa (“EMEA”).

Net prior year plan charges for the three and nine months ended September 30, 2022 included $4 million and $14 million, respectively, related to Gadsden, $1 million and $7 million, respectively, related to the modernization of two of our tire manufacturing facilities in Germany, and reversals of $3 million and $5 million, respectively, for actions no longer needed for their originally intended purpose. Net prior year plan charges for the three and nine months ended September 30, 2021 included $11 million and $28 million, respectively, related to Gadsden, $2 million and $24 million, respectively, related to the modernization of two of our tire manufacturing facilities in Germany, and $1 million and $9 million, respectively, related to various other plans to reduce headcount and improve operating efficiency in EMEA.

Ongoing rationalization plans had approximately $830 million in charges incurred prior to 2022 and approximately $120 million is expected to be incurred in future periods.

Approximately 1,760 associates will be released under the plans initiated in 2022, of which approximately 170 were released through September 30, 2022. In the first nine months of 2022, approximately 100 associates were released under plans initiated in prior years. Approximately 1,700 associates remain to be released under all ongoing rationalization plans.

NOTE 5. OTHER (INCOME) EXPENSE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Non-service related pension and other postretirement benefits cost	$23	$21	$65	$70
Interest income on a favorable indirect tax ruling in Brazil	—	—	—	(48)
Financing fees and financial instruments expense	11	7	28	31
Net foreign currency exchange (gains) losses	8	(2)	9	9
General and product liability expense - discontinued products	2	—	5	4
Royalty income	(5)	(8)	(22)	(18)
Net (gains) losses on asset sales	—	(10)	(98)	(10)
Interest income	(11)	(6)	(22)	(17)
Transaction costs	—	—	—	39
Other legal claims	14	—	15	—
Miscellaneous (income) expense	—	7	2	13
	$42	$9	$(18)	$73

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

Financing fees and financial instruments expense consists of commitment fees and charges incurred in connection with financing transactions. Financing fees and financial instruments expense for the nine months ended September 30, 2021 includes a $10 million charge for a commitment fee on a bridge term loan facility related to the Cooper Tire acquisition that was not utilized and was terminated upon the closing of the transaction.

Net foreign currency exchange (gains) losses include $7 million of expense in the first quarter of 2021 related to the out of period adjustments discussed in Note to the Consolidated Financial Statements No. 1, Accounting Policies.

Net gains on asset sales for the nine months ended September 30, 2022 include a $95 million gain in the second quarter of 2022 related to a sale and leaseback transaction for certain consumer and commercial retail locations in Americas. Cash proceeds, which were received during the second quarter of 2022, related to this transaction totaled $108 million. Leaseback terms for all locations include a 15-year initial term with up to six 5-year renewal options. We determined at the inception of the leases that it was not probable that we would exercise any of the renewal options. The transaction resulted in the recognition of Operating Lease Right-of-Use Assets totaling $57 million. Net gains on asset sales for the three and nine months ended September 30, 2021 primarily relate to the sale of land in Hanau, Germany.

Transaction costs include legal, consulting and other expenses incurred by us in connection with the Cooper Tire acquisition in 2021.

Other (Income) Expense also includes general and product liability expense - discontinued products, which consists of charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries, royalty income, interest income, and intellectual property-related legal claims.

NOTE 6. INCOME TAXES

For the third quarter of 2022, we recorded income tax expense of $58 million on income before income taxes of $106 million. For the first nine months of 2022, we recorded income tax expense of $178 million on income before income taxes of $492 million. Income tax expense for the three and nine months ended September 30, 2022 includes net discrete tax expense of $2 million and $20 million, respectively. Discrete tax expense for the first nine months of 2022 includes a charge of $14 million to write off deferred tax assets related to tax loss carryforwards in the UK and a charge of $11 million to establish a full valuation allowance on our net deferred tax assets in Russia, partially offset by a net benefit of $5 million for various other items.

For the third quarter of 2021, we recorded income tax expense of $53 million on income before income taxes of $187 million. For the first nine months of 2021, we recorded income tax expense of $95 million on income before income taxes of $318 million. Income tax expense for the nine months ended September 30, 2021 includes a net discrete tax benefit of $30 million, primarily related to adjusting our deferred tax assets in England for an enacted increase in the tax rate, partially offset by net discrete charges for various other items, including the settlement of a tax audit in Poland.

We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for both the three and nine months ended September 30, 2022 primarily relates to losses in foreign jurisdictions in which no tax benefits are recorded and the discrete items noted above. The difference between our effective tax rate and the U.S. statutory tax rate of 21% for the three and nine months ended September 30, 2021 primarily relates to the tax on a favorable indirect tax ruling in Brazil during the second quarter of 2021, losses in foreign jurisdictions in which no tax benefits are recorded, and the discrete items noted above.

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

On August 16, 2022, the Inflation Reduction Act (the "Act") was signed into law in the U.S. The Act includes a new 15% corporate alternative minimum tax ("AMT"). This AMT applies to tax years beginning after December 31, 2022 for companies with average annual adjusted financial statement income over the previous three years in excess of $1 billion. For 2023, we do not anticipate this AMT will apply to us due to the significant pandemic-driven losses we incurred in 2020. As allowed, we elected to not consider the estimated impact of potential future AMT obligations for purposes of assessing valuation allowances on our deferred tax assets.

At both September 30, 2022 and December 31, 2021, we had approximately $1.2 billion of U.S. federal, state and local net deferred tax assets, net of valuation allowances totaling $26 million primarily for state tax loss carryforwards with limited lives. In the U.S., we have a cumulative loss for the three-year period ending September 30, 2022. However, as the three-year cumulative loss in the U.S. is driven by business disruptions created by the COVID-19 pandemic, primarily in 2020, and only includes the favorable impact of the Cooper Tire acquisition since the Closing Date, we also considered other objectively verifiable information in assessing our ability to utilize our net deferred tax assets, including continued favorable overall volume trends in the tire industry and our tire volume compared to 2020 levels. In addition, the Cooper Tire acquisition has generated significant incremental domestic earnings since the Closing Date and provides opportunities for cost and other operating synergies to further improve our U.S. profitability.

At both September 30, 2022 and December 31, 2021, our U.S. net deferred tax assets described above include $339 million of foreign tax credits with limited lives, net of valuation allowances of $2 million. Our earnings and forecasts of future profitability, taking into consideration recent trends, along with three significant sources of foreign income, provide us sufficient positive evidence that we will be able to utilize these net foreign tax credits which expire through 2030. Our sources of foreign income are (1) 100% of our domestic profitability can be re-characterized as foreign source income under current U.S. tax law to the extent domestic losses have offset foreign source income in prior years, (2) annual net foreign source income, exclusive of dividends, primarily from royalties, and (3) tax planning strategies, including capitalizing research and development costs, accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, and other financing transactions, all of which would increase our domestic profitability.

We consider our current forecasts of future profitability in assessing our ability to realize our deferred tax assets, including our foreign tax credits. These forecasts include the impact of recent trends, including various macroeconomic factors such as the impact of higher raw material, transportation, labor and energy costs, on our profitability, as well as the impact of tax planning strategies. These macroeconomic factors possess a high degree of volatility and can significantly impact our profitability. As such, there is a risk that future earnings will not be sufficient to fully utilize our U.S. net deferred tax assets, including our foreign tax credits. However, we believe our forecasts of future profitability along with the three significant sources of foreign income described above provide us sufficient positive, objectively verifiable evidence to conclude that it is more likely than not that, at September 30, 2022, our U.S. net deferred tax assets, including our foreign tax credits, net of valuation allowances, will be fully utilized.

At September 30, 2022 and December 31, 2021, we also had approximately $1.1 billion and $1.3 billion of foreign net deferred tax assets, respectively, and related valuation allowances of $900 million and $1.0 billion, respectively. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of approximately $755 million on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances having a significant impact on our financial position or results of operations will exist within the next twelve months.

For the nine months ended September 30, 2022, changes to our unrecognized tax benefits did not, and for the full year of 2022 are not expected to, have a significant impact on our financial position or results of operations.

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

Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2022	2021	2022	2021
Earnings per share — basic:
Goodyear net income	$44	$132	$306	$211
Weighted average shares outstanding	284	283	284	254
Earnings per common share — basic	$0.16	$0.47	$1.08	$0.83

Earnings per share — diluted:
Goodyear net income	$44	$132	$306	$211
Weighted average shares outstanding	284	283	284	254
Dilutive effect of stock options and other dilutive securities	2	3	2	3
Weighted average shares outstanding — diluted	286	286	286	257
Earnings per common share — diluted	$0.16	$0.46	$1.07	$0.82

Weighted average shares outstanding — diluted for both the three and nine months ended September 30, 2022 and 2021 excludes approximately 2 million equivalent shares related to options with exercise prices greater than the average market price of our common shares (i.e., "underwater" options).

NOTE 8. BUSINESS SEGMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Sales:
Americas	$3,304	$2,967	$9,366	$7,010
Europe, Middle East and Africa	1,358	1,397	4,281	3,858
Asia Pacific	649	570	1,784	1,556
Net Sales	$5,311	$4,934	$15,431	$12,424
Segment Operating Income:
Americas	$306	$259	$815	$606
Europe, Middle East and Africa	30	81	141	198
Asia Pacific	37	32	84	93
Total Segment Operating Income	$373	$372	$1,040	$897
Less:
Rationalizations (Note 4)	$45	$13	$82	$81
Interest expense	117	104	331	280
Other (income) expense (Note 5)	42	9	(18)	73
Asset write-offs and accelerated depreciation (Note 4)	6	1	6	1
Corporate incentive compensation plans	17	25	57	58
Retained expenses of divested operations	3	3	10	10
Other	37	30	80	76
Income before Income Taxes	$106	$187	$492	$318

Rationalizations, as described in Note to the Consolidated Financial Statements No. 4, Costs Associated with Rationalization Programs, net (gains) losses on asset sales, as described in Note to the Consolidated Financial Statements No. 5, Other (Income) Expense, and asset write-offs and accelerated depreciation were not charged to the strategic business units ("SBUs") for performance evaluation purposes but were attributable to the SBUs as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Rationalizations:
Americas	$4	$11	$22	$29
Europe, Middle East and Africa	42	2	56	46
Total Segment Rationalizations	$46	$13	$78	$75
Corporate	(1)	—	4	6
	$45	$13	$82	$81

Net (Gains) Losses on Asset Sales:
Americas	$—	$—	$(98)	$—
Europe, Middle East and Africa	—	(8)	—	(8)
Total Segment Net (Gains) Losses on Asset Sales	$—	$(8)	$(98)	$(8)
Corporate	—	(2)	—	(2)
	$—	$(10)	$(98)	$(10)

Asset Write-offs and Accelerated Depreciation:
Europe, Middle East and Africa	$—	$1	$—	$1
Total Segment Asset Write-offs and Accelerated Depreciation	$—	$1	$—	$1
Corporate	6	—	6	—
	$6	$1	$6	$1

NOTE 9. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

At September 30, 2022, we had total credit arrangements of $11,607 million, of which $3,085 million were unused. At that date, approximately 29% of our debt was at variable interest rates averaging 4.55%.

Notes Payable and Overdrafts, Long Term Debt and Finance Leases due Within One Year and Short Term Financing Arrangements

At September 30, 2022, we had short term committed and uncommitted credit arrangements totaling $844 million, of which $289 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.

The following table presents amounts due within one year:

	September 30,	December 31,
(In millions)	2022	2021
Chinese credit facilities	$45	$37
Other foreign and domestic debt	496	369
Notes Payable and Overdrafts	$541	$406
Weighted average interest rate	5.19%	2.78%

Chinese credit facilities	$142	$124
Other foreign and domestic debt (including finance leases)	124	219
Long Term Debt and Finance Leases due Within One Year	$266	$343
Weighted average interest rate	5.57%	5.25%
Total obligations due within one year	$807	$749

Long Term Debt and Finance Leases and Financing Arrangements

At September 30, 2022, we had long term credit arrangements totaling $10,763 million, of which $2,796 million were unused.

The following table presents long term debt and finance leases, net of unamortized discounts, and interest rates:

	September 30, 2022		December 31, 2021
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
9.5% due 2025	$802		$802
5% due 2026	900		900
4.875% due 2027	700		700
7.625% due 2027	132		135
7% due 2028	150		150
2.75% Euro Notes due 2028	390		454
5% due 2029	850		850
5.25% due April 2031	550		550
5.25% due July 2031	600		600
5.625% due 2033	450		450
Credit Facilities:
First lien revolving credit facility due 2026	665	3.98%	—	—
European revolving credit facility due 2028	488	2.17%	—	—
Pan-European accounts receivable facility	283	2.34%	279	1.08%
Mexican credit facility	200	3.86%	158	1.85%
Chinese credit facilities	248	4.24%	333	4.34%
Other foreign and domestic debt(1)	492	7.38%	430	6.05%
	7,900		6,791
Unamortized deferred financing fees	(47)		(55)
	7,853		6,736
Finance lease obligations(2)	252		255
	8,105		6,991
Less portion due within one year	(266)		(343)
	$7,839		$6,648

(1)
Interest rates are weighted average interest rates primarily related to various foreign credit facilities with customary terms and conditions.
(2)
Includes non-cash financing additions of $24 million and $14 million during the nine month period ended September 30, 2022 and the twelve months ended December 31, 2021, respectively.

NOTES

At September 30, 2022, we had $5,524 million of outstanding notes, compared to $5,591 million at December 31, 2021.

CREDIT FACILITIES

$2.75 billion Amended and Restated First Lien Revolving Credit Facility due 2026

On September 15, 2022, we amended our $2.75 billion first lien revolving credit facility to change the base interest rate from LIBOR to SOFR. Our first lien revolving credit facility is available in the form of loans or letters of credit. Up to $800 million in letters of credit and $50 million of swingline loans are available for issuance under the facility. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million.

Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under the facility and our subsidiaries' obligations under the related guarantees are secured by first priority security interests in a variety of collateral. Based on our current liquidity, amounts drawn under this facility bear interest at SOFR plus 125 basis points.

Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks in an amount not to exceed $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion. As of September 30, 2022, our borrowing base was above the facility's stated amount of $2.75 billion.

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

If Available Cash (as defined in the facility) plus the availability under the facility is greater than $750 million, amounts drawn under the facility will bear interest, at our option, at (i) 125 basis points over SOFR or (ii) 25 basis points over an alternate base rate (the higher of (a) the prime rate, (b) the federal funds effective rate or the overnight bank funding rate plus 50 basis points or (c) SOFR for a one month interest period plus 100 basis points). If Available Cash plus the availability under the facility is equal to or less than $750 million, then amounts drawn under the facility will bear interest, at our option, at (i) 150 basis points over SOFR or (ii) 50 basis points over an alternate base rate. Undrawn amounts under the facility will be subject to an annual commitment fee of 25 basis points.

At September 30, 2022, we had $665 million of borrowings and $3 million of letters of credit issued under the revolving credit facility. At December 31, 2021, we had no borrowings and $19 million of letters of credit issued under the revolving credit facility.

€800 million Amended and Restated Senior Secured European Revolving Credit Facility due 2028

On October 12, 2022, we amended and restated our European revolving credit facility. Significant changes to the European revolving credit facility include extending the maturity to January 14, 2028 and changing the base interest rate for loans denominated in U.S. dollars from LIBOR to SOFR.

The European revolving credit facility consists of (i) a €180 million German tranche that is available only to Goodyear Germany GmbH and (ii) a €620 million all-borrower tranche that is available to Goodyear Europe B.V. ("GEBV"), Goodyear Germany and Goodyear Operations S.A. Up to €175 million of swingline loans and €75 million in letters of credit are available for issuance under the all-borrower tranche. Amounts drawn under this facility will bear interest at SOFR plus 150 basis points for loans denominated in U.S. dollars, EURIBOR plus 150 basis points for loans denominated in euros, and SONIA plus 150 basis points for loans denominated in pounds sterling. Undrawn amounts under the facility are subject to an annual commitment fee of 25 basis points.

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

The facility has customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in our business or financial condition since December 31, 2021. The facility also has customary defaults, including a cross-default to material indebtedness of Goodyear and our subsidiaries.

At September 30, 2022, there were $176 million (€180 million) of borrowings outstanding under the German tranche, $312 million (€320 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility. At December 31, 2021, we had no borrowings and no letters of credit outstanding under the European revolving credit facility.

Accounts Receivable Securitization Facilities (On-Balance Sheet)

GEBV and certain other of our European subsidiaries are parties to a pan-European accounts receivable securitization facility that expires in 2027. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €30 million and not more than €450 million. For the period from October 19, 2021 through October 19, 2022, the designated maximum amount of the facility was €300 million. For the period from October 20, 2022 through October 18, 2023, the designated maximum amount of the facility will remain €300 million.

The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GEBV subsidiaries. These subsidiaries retain servicing responsibilities. Utilization under this facility is based on eligible receivable balances.

The funding commitments under the facility will expire upon the earliest to occur of: (a) October 19, 2027, (b) the non-renewal and expiration (without substitution) of all of the back-up liquidity commitments, (c) the early termination of the facility according to its terms (generally upon an Early Amortisation Event (as defined in the facility), which includes, among other things, events similar to the events of default under our first lien revolving credit facility; certain tax law changes; or certain changes to law, regulation or accounting standards), or (d) our request for early termination of the facility. The facility’s current back-up liquidity commitments will expire on October 18, 2023.

At September 30, 2022, the amounts available and utilized under this program totaled $283 million (€290 million). At December 31, 2021, the amounts available and utilized under this program totaled $279 million (€246 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

For a description of the collateral securing the credit facilities described above as well as the covenants applicable to them, refer to Note to the Consolidated Financial Statements No. 16, Financing Arrangements and Derivative Financial Instruments, in our 2021 Form 10-K.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At September 30, 2022, the gross amount of receivables sold was $586 million, compared to $605 million at December 31, 2021.

Other Foreign Credit Facilities

A Mexican subsidiary and a U.S. subsidiary have a revolving credit facility in Mexico. At September 30, 2022, the amounts available and utilized under this facility were $200 million. At December 31, 2021, the amounts available and utilized under this facility were $200 million and $158 million, respectively. The facility ultimately matures on November 22, 2024, has covenants relating to the Mexican and U.S. subsidiary, and has customary representations and warranties and defaults relating to the Mexican and U.S. subsidiary’s ability to perform its respective obligations under the facility. As tranches are renewed, SOFR will replace LIBOR as the base interest rate; at September 30, 2022, two of the six tranches now refer to SOFR.

Our Chinese subsidiaries have several financing arrangements in China. These facilities contain covenants relating to these Chinese subsidiaries and have customary representations and warranties and defaults relating to these Chinese subsidiaries' ability to perform their respective obligations under these facilities. These facilities are also available for other off-balance sheet utilization, such as letters of credit and bank acceptances.

The following table presents the total amounts available and utilized under the Chinese financing arrangements:

	September 30,	December 31,
(In millions)	2022	2021
Total available	$863	$1,033
Amounts utilized:
Notes Payable and Overdrafts	$45	$37
Long Term Debt due Within One Year	142	124
Long Term Debt	106	209
Letters of credit, bank acceptances and other utilization	70	41
Total utilized	$363	$411

Maturities	10/22-6/24	1/22-6/24

Certain of these facilities can only be used to finance the expansion of one of our manufacturing facilities in China and, at September 30, 2022 and December 31, 2021, the unused amounts available under these facilities were $92 million and $81 million, respectively.

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

The following table presents the fair values for foreign currency hedge contracts that do not meet the criteria to be accounted for as cash flow hedging instruments:

	September 30,	December 31,
(In millions)	2022	2021
Fair Values — Current asset (liability):
Accounts receivable	$28	$9
Other current liabilities	(5)	(4)

At September 30, 2022 and December 31, 2021, these outstanding foreign currency derivatives had notional amounts of $886 million and $993 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction gains on derivatives of $20 million and $54 million for the three and nine months ended September 30, 2022, respectively. Other (Income) Expense included net transaction gains on derivatives of $3 million and $44 million for the three and nine months ended September 30, 2021, respectively. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.

The following table presents fair values for foreign currency hedge contracts that meet the criteria to be accounted for as cash flow hedging instruments:

	September 30,	December 31,
(In millions)	2022	2021
Fair Values — Current asset (liability):
Accounts receivable	$4	$1
Other current liabilities	(1)	(1)

At September 30, 2022 and December 31, 2021, these outstanding foreign currency derivatives had notional amounts of $73 million and $63 million, respectively, and primarily related to U.S. dollar denominated intercompany transactions. Based on our current forecasts, we believe that it is probable that the underlying hedge transactions will occur within an appropriate time frame in order to continue to qualify for cash flow hedge accounting treatment.

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

The following table presents the classification of changes in fair values of foreign currency contracts that meet the criteria to be accounted for as cash flow hedging instruments (before tax and minority):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Amount of gains (losses) deferred to Accumulated Other Comprehensive Loss ("AOCL")	$2	$2	$3	$2
Reclassification adjustment for amounts recognized in CGS	—	—	(1)	(2)

The estimated net amount of deferred gains at September 30, 2022 that are expected to be reclassified to earnings within the next twelve months is $3 million.

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

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheets at September 30, 2022 and December 31, 2021:

	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2022	2021	2022	2021	2022	2021	2022	2021
Assets:
Investments	$7	$10	$7	$10	$—	$—	$—	$—
Foreign Exchange Contracts	32	10	—	—	32	10	—	—
Total Assets at Fair Value	$39	$20	$7	$10	$32	$10	$—	$—

Liabilities:
Foreign Exchange Contracts	$6	$5	$—	$—	$6	$5	$—	$—
Total Liabilities at Fair Value	$6	$5	$—	$—	$6	$5	$—	$—

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding finance leases, at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
(In millions)	2022	2021
Fixed Rate Debt:(1)
Carrying amount — liability	$5,634	$5,781
Fair value — liability	5,007	6,149

Variable Rate Debt:(1)
Carrying amount — liability	$2,219	$955
Fair value — liability	2,143	955
(1)
Excludes Notes Payable and Overdrafts of $541 million and $406 million at September 30, 2022 and December 31, 2021, respectively, of which $256 million and $227 million, respectively, are at fixed rates and $285 million and $179 million, respectively, are at variable rates. The carrying value of Notes Payable and Overdrafts approximates fair value due to the short term nature of the facilities.

Long term debt with fair values of $4,849 million and $5,905 million at September 30, 2022 and December 31, 2021, respectively, were estimated using quoted Level 1 market prices. The carrying value of the remaining debt was based upon internal estimates of fair value derived from market prices for similar debt.

NOTE 11. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS

We provide employees with defined benefit pension or defined contribution savings plans.

Defined benefit pension cost follows:

	U.S.		U.S.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Service cost	$3	$3	$10	$6
Interest cost	36	26	96	68
Expected return on plan assets	(55)	(54)	(160)	(142)
Amortization of net losses	25	26	76	80
Net periodic pension cost	$9	$1	$22	$12
Net curtailments/settlements/termination benefits	10	11	28	30
Total defined benefit pension cost	$19	$12	$50	$42

	Non-U.S.		Non-U.S.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Service cost	$6	$7	$18	$22
Interest cost	14	13	46	35
Expected return on plan assets	(16)	(13)	(51)	(35)
Amortization of prior service cost	1	—	2	1
Amortization of net losses	5	8	16	25
Total defined benefit pension cost	$10	$15	$31	$48

Service cost is recorded in CGS or SAG. Other components of net periodic pension cost are recorded in Other (Income) Expense. Net curtailments, settlements and termination benefits, if any, are recorded in Other (Income) Expense or Rationalizations if related to a rationalization plan.

In the third quarter and first nine months of 2022, pension settlement charges of $10 million and $28 million, respectively, were recorded in Other (Income) Expense. In the third quarter and first nine months of 2021, pension settlement charges of $11 million and $30 million, respectively, were recorded in Other (Income) Expense. The settlement charges resulted from total lump sum payments exceeding annual service and interest cost of the applicable plans.

In the first quarter of 2022, we communicated the termination of a Cooper Tire U.S. salaried defined benefit pension plan, which was frozen in 2009, to applicable participants. The termination of the plan, which had $389 million in assets and $378 million in estimated obligations on a termination accounting basis as of September 30, 2022, is expected to be completed in the first half of 2023.

We also provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Other postretirement benefits expense for the three months ended September 30, 2022 and 2021 was $4 million and $3 million, respectively, and for the nine months ended September 30, 2022 and 2021 was $12 million and $6 million, respectively.

We expect to contribute $25 million to $50 million to our funded non-U.S. pension plans in 2022. For the three and nine months ended September 30, 2022, we contributed $6 million and $23 million, respectively, to our non-U.S. plans.

The expense recognized for our contributions to defined contribution savings plans for the three months ended September 30, 2022 and 2021 was $33 million and $31 million, respectively, and for the nine months ended September 30, 2022 and 2021 was $99 million and $86 million, respectively.

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

Our Board of Directors granted 0.8 million restricted stock units and 0.4 million performance share units during the nine months ended September 30, 2022 under our stock compensation plans. We measure the fair value of grants of restricted stock units and performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $15.04 for restricted stock units and $15.60 for performance share units granted during the nine months ended September 30, 2022.

We recognized stock-based compensation expense of $6 million and $19 million during the three and nine months ended September 30, 2022, respectively. At September 30, 2022, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $32 million and is expected to be recognized over the remaining vesting period of the respective grants, through the third quarter of 2025. We recognized stock-based compensation of $11 million and $22 million during the three and nine months ended September 30, 2021, respectively.

NOTE 13. COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters

We have recorded liabilities totaling $79 million and $80 million at September 30, 2022 and December 31, 2021, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $18 million and $21 million were included in Other Current Liabilities at September 30, 2022 and December 31, 2021, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.

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

Workers’ Compensation

We have recorded liabilities, on a discounted basis, totaling $196 million and $194 million for anticipated costs related to workers’ compensation at September 30, 2022 and December 31, 2021, respectively. Of these amounts, $35 million and $38 million were included in Current Liabilities as part of Compensation and Benefits at September 30, 2022 and December 31, 2021, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At September 30, 2022 and December 31, 2021, the liability was discounted using a risk-free rate of return. At September 30, 2022, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $25 million.

General and Product Liability and Other Litigation

We have recorded liabilities totaling $416 million and $390 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at September 30, 2022 and December 31, 2021, respectively. Of these amounts, $37 million and $41 million were included in Other Current Liabilities at September 30, 2022 and December 31, 2021, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at September 30, 2022, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.

We have recorded an indemnification asset within Accounts Receivable of $1 million and within Other Assets of $19 million for Sumitomo Rubber Industries, Ltd.'s ("SRI") obligation to indemnify us for certain product liability claims related to products manufactured by a formerly consolidated joint venture entity, subject to certain caps and restrictions.

Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and federal courts. To date, we have disposed of approximately 156,900 claims by defending, obtaining the dismissal thereof, or entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $573 million through September 30, 2022 and $560 million through December 31, 2021.

A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by settlement or dismissal in large numbers, the amount and timing of filings, settlements and dismissals and the number of open claims during a particular period can fluctuate significantly.

	Nine Months Ended	Year Ended
(Dollars in millions)	September 30, 2022	December 31, 2021
Pending claims, beginning of period	38,200	38,700
New claims filed	700	1,000
Claims settled/dismissed	(1,200)	(1,500)
Pending claims, end of period	37,700	38,200
Payments(1)	$12	$15
(1)
Represents cash payments made during the period by us and our insurers for asbestos litigation defense and claim resolution.

We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $132 million and $131 million at September 30, 2022 and December 31, 2021, respectively. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future may result in an increase in the recorded obligation, and that increase could be significant.

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

We recorded an insurance receivable related to asbestos claims of $77 million at both September 30, 2022 and December 31, 2021. We expect that approximately 60% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $12 million was included in Current Assets as part of Accounts Receivable at both September 30, 2022 and December 31, 2021. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.

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

Binding Commitments and Guarantees

We have off-balance sheet financial guarantees and other commitments totaling $34 million at both September 30, 2022 and December 31, 2021. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. We generally do not require collateral in connection with the issuance of these guarantees.

In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of $46 million to an insurance company related to SRI's obligation to pay certain outstanding workers' compensation claims of a formerly consolidated joint venture entity. As of September 30, 2022, this guarantee amount has been reduced to $20 million. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to continue to decrease over time as the formerly consolidated joint venture entity pays its outstanding claims.

If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor, customer or SRI, as applicable. We are unable to estimate the extent to which our lessors’, customers’ or SRI's assets would be adequate to recover any payments made by us under the related guarantees.

We have an agreement to provide a revolving loan commitment to TireHub, LLC of up to $100 million. At September 30, 2022, $16 million was drawn on this commitment. At December 31, 2021, no funds were drawn on this commitment.

NOTE 14. CAPITAL STOCK

Common Stock Repurchases

We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During the first nine months of 2022, we did not repurchase any shares from employees.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present changes in AOCL, by component, for the nine months ended September 30, 2022 and 2021, after tax and minority interest.

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2021	$(1,402)	$(2,565)	$4	$(3,963)
Other comprehensive income (loss) before reclassifications	(334)	10	3	(321)
Amounts reclassified from accumulated other comprehensive loss	—	93	(1)	92
Balance at September 30, 2022	$(1,736)	$(2,462)	$6	$(4,192)

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) from Securities	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2020	$(1,284)	$—	$(2,856)	$5	$(4,135)
Other comprehensive income (loss) before reclassifications	(72)	1	22	2	(47)
Amounts reclassified from accumulated other comprehensive loss	—	—	102	(2)	100
Balance at September 30, 2021	$(1,356)	$1	$(2,732)	$5	$(4,082)

The following table presents reclassifications out of AOCL:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(In millions) (Income) Expense	Amount Reclassified		Amount Reclassified		Affected Line Item in the Consolidated
Component of AOCL	from AOCL		from AOCL		Statements of Operations
Amortization of prior service cost and unrecognized gains and losses	$32	$34	$95	$104	Other (Income) Expense
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures	10	11	28	30	Other (Income) Expense / Rationalizations
Unrecognized net actuarial losses and prior service costs, before tax	42	45	123	134
Tax effect	(10)	(11)	(30)	(32)	United States and Foreign Taxes
Net of tax	$32	$34	$93	$102	Goodyear Net Income

Deferred derivative (gains) losses, before tax	$—	$—	$(1)	$(2)	Cost of Goods Sold
Tax effect	—	—	—	—	United States and Foreign Taxes
Net of tax	$—	$—	$(1)	$(2)	Goodyear Net Income
Total reclassifications	$32	$34	$92	$100	Goodyear Net Income

The following table presents the details of comprehensive income (loss) attributable to minority shareholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Net Income Attributable to Minority Shareholders	$4	$2	$8	$12
Other Comprehensive Income:
Foreign currency translation	(7)	(1)	(22)	(9)
Comprehensive Income (Loss) Attributable to Minority Shareholders	$(3)	$1	$(14)	$3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All per share amounts are diluted and refer to Goodyear net income.

OVERVIEW

The Goodyear Tire & Rubber Company (the "Company," "Goodyear," "we," "us" or "our") is one of the world’s leading manufacturers of tires, with one of the most recognizable brand names in the world and operations in most regions of the world. We have a broad global footprint with 57 manufacturing facilities in 23 countries, including the United States. We operate our business through three operating segments representing our regional tire businesses: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific.

During the third quarter of 2022, members of the United Steelworkers ratified a new four-year master collective bargaining agreement with us. The new contract, which expires in July 2026, addresses compensation costs while providing operational improvements that increase manufacturing flexibility and productivity for our U.S. plants covered by the agreement.

On October 13, 2022, we approved a plan that proposes to close the Melksham, United Kingdom tire manufacturing facility ("Melksham"), which was acquired in conjunction with the merger between the Company and Cooper Tire & Rubber Company (“Cooper Tire”). The proposed plan is intended to address long-standing competitiveness issues at Melksham. The proposed plan would also (i) consolidate our premium motorcycle tire production in Europe into a single center of excellence based in our Montlucon, France tire manufacturing facility, (ii) discontinue Cooper Tire’s European motorsport program and (iii) transfer light truck tire production from the Montlucon facility to other tire manufacturing facilities in Europe. The proposed plan would include approximately 320 job reductions at Melksham. The plan remains subject to consultation with relevant employee representative bodies.

We expect to substantially complete this proposed rationalization plan by the end of 2023 and estimate total pre-tax charges associated with this proposed plan to be between $80 million and $90 million, of which $60 million to $70 million is expected to be cash charges primarily for associate-related and other exit costs. We recorded $32 million of pre-tax charges in the third quarter of 2022 and expect to record an additional approximately $10 million of pre-tax charges in the fourth quarter of 2022 related to this proposed plan. The majority of the remaining charges and cash outflows associated with this proposed plan are expected to occur in 2023.

Results of Operations

On June 7, 2021 (the "Closing Date"), we completed the acquisition of Cooper Tire. Since the Closing Date, Cooper Tire's operating results have been incorporated into our consolidated results of operations. For periods that are not fully comparable, we discuss the impact of Cooper Tire's operating results separately up to the point within those periods when consolidated results became comparable. Beginning in the third quarter of 2022, our comparative results for both the three months ended September 30, 2022 and 2021 include the results of Cooper Tire for each entire period and, therefore, are fully comparable.

During the third quarter and first nine months of 2022, our operating results reflected a difficult macroeconomic environment, including the strengthening of the U.S. dollar against most foreign currencies. Our results also reflect higher input costs partly offset by price and product mix and the benefits of our acquisition of Cooper Tire. Challenging market conditions persist, driven by the direct and indirect macroeconomic effects of the ongoing COVID-19 pandemic, the conflict in Ukraine and other global events, that continue to negatively influence our results.

Our global businesses are experiencing varying stages of recovery from the pandemic, as ongoing national and local efforts in certain countries, such as China, to contain the spread of COVID-19 and its related variants, such as renewed stay-at-home orders and other restrictions on mobility, continue to negatively impact economic conditions and our operations. For instance, some of our facilities, including our facilities in Pulandian and Kunshan, China, had to temporarily shut down or limit production at various times throughout the year because of these restrictions.

Increased demand for consumer products, supply chain disruptions and other factors have led to continuing inflationary cost pressures on our results, including higher costs for certain raw materials, higher transportation costs and higher energy costs. Energy cost increases have been more pronounced in Europe as a result of the indirect impacts of the conflict in Ukraine. Furthermore, shortages of certain automobile parts, such as semiconductors, continue to affect OE manufacturers’ ability to produce consumer and commercial vehicles consistently, although the industry, and our volume, experienced some recovery during the third quarter of 2022.

We also continue to experience increased labor-related costs and manufacturing inefficiencies associated with the ongoing tight labor supply, particularly in the U.S.

Most of our global tire manufacturing facilities operated at or near full capacity during the third quarter of 2022. In order to address softening industry demand in EMEA and prevent the buildup of excess inventory, we plan to reduce production by approximately ten days (approximately 1.5 million units) in the fourth quarter of 2022 at most of our European tire manufacturing facilities. Other decisions to change production levels in the future will be based on an evaluation of market demand signals and inventory and supply levels, as well as the availability of sufficient qualified labor and our ability to continue to safeguard the health of our associates.

While it remains challenging to operate our business in Ukraine, we were able to resume shipments of tires into the country on a limited basis during the second quarter of 2022 and to expand our shipments during the third quarter of 2022. In addition, we previously suspended all shipments of tires to Russia during the first quarter of 2022. Goodyear’s sales in Ukraine and Russia represented 0.3% and 1.2%, respectively, of our total 2021 net sales of $17.5 billion. We do not have manufacturing operations in either Ukraine or Russia, and we continue to take numerous actions to ensure continuity of supply for raw materials used in manufacturing, some of which are sourced from the impacted area. These actions include increasing our safety stocks when possible, identifying substitutes where appropriate and building alternate supplier relationships where necessary. Nonetheless, the ongoing conflict continues to aggravate the already challenging macroeconomic trends discussed above, including global supply chain disruptions, higher costs for certain raw materials and higher transportation and energy costs. The situation continues to be very dynamic, and we are continually assessing all potential impacts on our associates and business.

Our results for the third quarter of 2022 include a 3.1% decrease in tire unit shipments compared to 2021, as a result of lower tire volume in Americas and EMEA that was partially offset by tire volume growth in Asia Pacific. In the third quarter of 2022, we incurred approximately $239 million of additional costs related to inflation and other cost pressures, primarily higher transportation and energy costs.

Net sales in the third quarter of 2022 were $5,311 million, compared to $4,934 million in the third quarter of 2021. Net sales increased in the third quarter of 2022 primarily due to global improvements in price and product mix and higher sales in other tire-related businesses, driven by higher retail sales in Americas, growth in EMEA's Fleet Solutions, an increase in third-party chemical sales in Americas, and increased global aviation sales. These increases were partially offset by unfavorable foreign currency translation, driven by the strengthening of the U.S. dollar, and lower tire volume.

In the third quarter of 2022, Goodyear net income was $44 million, or $0.16 per share, compared to $132 million, or $0.46 per share, in the third quarter of 2021. The decrease in Goodyear net income was primarily due to higher Other Expense, an increase in rationalization charges, higher interest expense and higher U.S. and Foreign Tax Expense. Additionally, our results in the third quarter of 2021 included the impact of a severe winter storm in the U.S., which was estimated to negatively impact earnings by $2 million ($2 million after-tax and minority).

Total segment operating income for the third quarter of 2022 was $373 million, compared to $372 million in the third quarter of 2021. The increase was primarily due to global improvements in price and product mix of $742 million, which more than offset higher raw material costs of $538 million, $70 million of amortization expense in 2021 related to a fair value adjustment to the Closing Date inventory of Cooper Tire that was acquired by Goodyear, and higher earnings in other tire-related businesses of $21 million, driven by an increase in retread sales in Americas and EMEA and higher global aviation sales. These increases were partially offset by increased conversion costs of $110 million, higher transportation and import duty costs of $94 million for Americas and EMEA, and higher Selling, Administrative and General Expense ("SAG") of $15 million, all driven by the inflationary cost trends discussed above, as well as lower tire volume of $49 million, higher research and development costs of $10 million, and unfavorable foreign currency translation of $9 million driven by the strengthening of the U.S. dollar. Refer to "Results of Operations — Segment Information" for additional information.

Net sales in the first nine months of 2022 were $15,431 million, compared to $12,424 million in the first nine months of 2021. Net sales increased in the first nine months of 2022 primarily due to global improvements in price and product mix, the addition of an incremental $1,532 million of net sales from Cooper Tire during the first six months of 2022, higher sales in other tire-related businesses, driven by increased third-party chemical sales in Americas, higher aviation sales in Americas and EMEA, increased retail sales in Americas and growth in EMEA's Fleet Solutions, and higher tire volume in EMEA and Asia Pacific, partially offset by lower tire volume in Americas. These increases were partially offset by unfavorable foreign currency translation, primarily in EMEA and Asia Pacific, driven by the strengthening of the U.S. dollar.

In the first nine months of 2022, Goodyear net income was $306 million, or $1.07 per share, compared to $211 million, or $0.82 per share, in the first nine months of 2021. The increase in Goodyear net income was primarily due to higher segment operating income and an increase in Other Income driven by a gain for a sale and leaseback transaction in Americas in the second quarter of 2022. These increases were partially offset by higher U.S. and Foreign Tax Expense, reflecting higher pre-tax earnings, and higher interest expense. Additionally, our results in the first nine months of 2021 included the impact of a severe winter storm in the U.S., which was estimated to negatively impact earnings by $52 million ($42 million after-tax and minority).

Total segment operating income for the first nine months of 2022 was $1,040 million, compared to $897 million in the first nine months of 2021. The increase was primarily due to global improvements in price and product mix of $1,813 million, which more than offset higher raw material costs of $1,335 million, $70 million of amortization expense in the third quarter of 2021 related to the fair value adjustment to the Closing Date inventory of Cooper Tire that was acquired by Goodyear, higher earnings in other tire-related businesses of $49 million, primarily due to higher global aviation sales and an increase in retread sales in Americas and EMEA, and higher tire volume of $22 million. These increases were partially offset by increased conversion costs of $278 million, higher transportation and import duty costs of $217 million, primarily in Americas and EMEA, and higher SAG of $98 million, all driven by the inflationary cost trends discussed above, as well as a favorable indirect tax ruling in Brazil of $69 million in 2021 and unfavorable foreign currency translation of $18 million, primarily in EMEA and Asia Pacific, driven by the strengthening of the U.S. dollar. The remainder of the change was driven by the addition of Cooper Tire's operating results during the first six months of 2022, which included $40 million of amortization expense related to the fair value step-up of inventory. Refer to "Results of Operations — Segment Information" for additional information.

Liquidity

At September 30, 2022, we had $1,243 million of cash and cash equivalents as well as $3,085 million of unused availability under our various credit agreements, compared to $1,088 million and $4,345 million, respectively, at December 31, 2021. The increase in cash and cash equivalents of $155 million was primarily due to net borrowings of $1,500 million and cash proceeds of $108 million received from the sale and leaseback transaction in Americas in the second quarter of 2022, partially offset by capital expenditures of $765 million, cash used by operating activities of $627 million and the impact of foreign currency translation on cash and cash equivalents of $65 million driven by the strengthening of the U.S. dollar. Cash used by operating activities reflects cash used for working capital of $1,780 million, rationalization payments of $72 million and pension contributions and direct payments of $45 million, partially offset by net income for the period of $314 million, which includes non-cash charges for depreciation and amortization of $718 million, a non-cash gain of $95 million on the sale and leaseback transaction in Americas, non-cash rationalization charges of $82 million, and the impact of other changes to various assets and liabilities on the Balance Sheet.

Outlook

In the third quarter of 2022, we experienced lower consumer replacement volume in Americas and EMEA primarily as a result of moderate dealer destocking in mature markets. We experienced higher OE volume as a result of continued industry recovery; however, OE manufacturers continue to be affected by shortages of components and materials, which are limiting vehicle production compared to 2019 levels.

In the fourth quarter of 2022, we expect consumer replacement industry volume in Americas to remain stable compared to 2021 levels, to decline in EMEA given the outlook for weak economic activity in the region and to grow in Asia Pacific consistent with the third quarter of 2022. We expect global consumer OE volume growth on continued industry recovery. We expect our raw material costs to increase approximately $500 million in the fourth quarter of 2022 compared to 2021, including the impact of the stronger U.S. dollar and higher transportation and supplier costs. We anticipate price and product mix to more than offset raw material costs in the fourth quarter of 2022, with a net impact on earnings similar to that which we experienced in the third quarter of 2022. Natural and synthetic rubber prices and other commodity prices historically have been volatile, and our raw material costs could change based on future cost fluctuations and changes in foreign exchange rates. We continue to focus on price and product mix, to substitute lower cost materials where possible, to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials to minimize the impact of higher raw material costs.

In addition to higher raw material costs, we expect the impact of other inflationary cost pressures to persist, particularly with respect to transportation, labor and energy costs. We expect the negative impact from non-raw material inflation in the fourth quarter of 2022 to be $250 million to $300 million compared to 2021. We continue to focus on actions to offset costs other than raw materials through cost savings initiatives, further price actions and improvements in product mix.

For the full year of 2022, we expect an increase in working capital of approximately $300 million to $500 million, reflecting higher unit inventory and higher inventory carrying values at the end of the year given a need to rebuild inventory to provide targeted service levels and inflation in cost of goods sold. We expect our capital expenditures to be between $1.0 billion and $1.1 billion. Our capital expenditures in 2022 are focused on projects to modernize certain of our manufacturing facilities and expand others to address supply constraints and growing demand, in addition to capital expenditures sustaining our facilities.

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

RESULTS OF OPERATIONS

CONSOLIDATED

Three Months Ended September 30, 2022 and 2021

Net sales in the third quarter of 2022 were $5,311 million, increasing $377 million, or 7.6%, from $4,934 million in the third quarter of 2021. Goodyear net income was $44 million, or $0.16 per share, in the third quarter of 2022, compared to $132 million, or $0.46 per share, in the third quarter of 2021.

Net sales increased in the third quarter of 2022, primarily due to global improvements in price and product mix of $808 million and higher sales in other tire-related businesses of $98 million, driven by higher retail sales in Americas, growth in EMEA's Fleet Solutions, an increase in third-party chemical sales in Americas, and increased global aviation sales. These increases were partially offset by unfavorable foreign currency translation of $365 million, driven by the strengthening of the U.S. dollar, and lower tire volume of $162 million, representing lower tire volume in Americas and EMEA, partially offset by higher tire volume in Asia Pacific.

Worldwide tire unit sales in the third quarter of 2022 were 46.7 million units, decreasing 1.5 million units, or 3.1%, from 48.2 million units in the third quarter of 2021. Replacement tire volume decreased by 3.5 million units, or 9.0%, driven by lower tire volume in Americas and EMEA that was partially offset by tire volume growth in Asia Pacific. OE tire volume increased globally by 2.0 million units, or 25.6%, reflecting continued recovery from the impacts on vehicle production from global supply chain disruptions and shortages.

Cost of Goods Sold ("CGS") in the third quarter of 2022 was $4,305 million, increasing $411 million, or 10.6%, from $3,894 million in the third quarter of 2021. CGS increased primarily due to higher raw material costs of $538 million, higher conversion costs of $110 million driven by inflation and higher energy costs, higher transportation and import duty costs in Americas and EMEA of $94 million, higher costs in other tire-related businesses of $77 million driven by third-party chemical and retail sales in Americas and growth in EMEA's Fleet Solutions, and unfavorable product mix of $66 million, primarily in EMEA. These increases were partially offset by foreign currency translation of $310 million, driven by the strengthening of the U.S. dollar, lower tire volume of $113 million and $72 million ($53 million after-tax and minority) of amortization expense in 2021 related to the fair value adjustment to the Closing Date inventory of Cooper Tire that was acquired by Goodyear.

CGS in the third quarter of 2022 and 2021 included pension expense of $5 million and $6 million, respectively. CGS in the third quarter of 2021 included $2 million of incremental year-over-year savings from rationalization plans. CGS was 81.1% of sales in the third quarter of 2022, compared to 78.9% in the third quarter of 2021.

SAG in the third quarter of 2022 was $696 million, decreasing $31 million, or 4.3%, from $727 million in the third quarter of 2021. SAG decreased primarily due to foreign currency translation of $46 million, driven by the strengthening of the U.S. dollar. SAG also included decreases in wages and benefits of $14 million, including the impact of reduced incentive compensation, and lower advertising expense of $9 million. The remainder of the change in SAG primarily related to the inflationary and other cost pressures discussed above.

SAG in the third quarter of 2022 and 2021 included pension expense of $4 million for each period. SAG in the third quarter of 2022 included $5 million of incremental year-over-year savings from rationalization plans, compared to $2 million in 2021. SAG was 13.1% of sales in the third quarter of 2022, compared to 14.7% in the third quarter of 2021.

SAG and CGS in the third quarter of 2022 included a total of $6 million ($5 million after-tax and minority) of accelerated depreciation.

We recorded net rationalization charges of $45 million ($47 million after-tax and minority) in the third quarter of 2022, primarily related to the proposed plan to close Melksham and a plan to exit our retail operations in South Africa. Taken together, the full run rate savings for these two new plans are expected to be approximately $30 million by 2024. We recorded $13 million ($11 million after-tax and minority) of net rationalization charges in the third quarter of 2021 primarily related to the permanent closure of our Gadsden, Alabama tire manufacturing facility ("Gadsden") and the modernization of two of our tire manufacturing facilities in Germany. For further information, refer to Note to the Consolidated Financial Statements No. 4, Costs Associated with Rationalization Programs.

Interest expense in the third quarter of 2022 was $117 million, increasing $13 million, or 12.5%, from $104 million in the third quarter of 2021. The average interest rate was 5.49% in the third quarter of 2022, compared to 5.11% in the third quarter of 2021. The average debt balance was $8,525 million in the third quarter of 2022, compared to $8,137 million in the third quarter of 2021. The increase in average debt is primarily due to additional borrowings to support our working capital requirements in 2022.

Other (Income) Expense in the third quarter of 2022 was $42 million of expense, compared to $9 million of expense in the third quarter of 2021. Other (Income) Expense for the third quarter of 2022 includes $14 million ($11 million after-tax and minority)

of expense for intellectual property-related legal claims, an increase in net foreign currency exchange losses of $10 million, primarily due to the strengthening of the U.S. dollar, and pension settlement charges of $10 million ($7 million after-tax and minority). Other (Income) Expense for the third quarter of 2021 includes pension settlement charges of $11 million ($8 million after-tax and minority) and net gains on asset and other sales of $7 million ($5 million after-tax and minority), primarily related to the sale of land in Hanau, Germany.

For the third quarter of 2022, we recorded income tax expense of $58 million on income before income taxes of $106 million. Income tax expense for the three months ended September 30, 2022 includes net discrete tax expense of $2 million ($2 million after minority interest). In the third quarter of 2021, we recorded income tax expense of $53 million on income before income taxes of $187 million.

For further information regarding income taxes, refer to Note to the Consolidated Financial Statements No. 6, Income Taxes.

Minority shareholders’ net income in the third quarter of 2022 was $4 million, compared to $2 million in 2021.

Nine Months Ended September 30, 2022 and 2021

Net sales in the first nine months of 2022 were $15,431 million, increasing $3,007 million, or 24.2%, from $12,424 million in the first nine months of 2021. Goodyear net income was $306 million, or $1.07 per share, in the first nine months of 2022, compared to $211 million, or $0.82 per share, in the first nine months of 2021.

Net sales increased in the first nine months of 2022 primarily due to global improvements in price and product mix of $1,856 million, the addition of an incremental $1,532 million of net sales from Cooper Tire during the first six months of 2022, higher sales in other tire-related businesses of $247 million, driven by increased third-party chemical sales in Americas, higher aviation sales primarily in Americas and EMEA, increased retail sales in Americas and growth in EMEA's Fleet Solutions, and higher tire volume of $134 million in EMEA and Asia Pacific, partially offset by lower tire volume in Americas. These increases were partially offset by unfavorable foreign currency translation of $758 million, primarily in EMEA and Asia Pacific, driven by the strengthening of the U.S. dollar.

Worldwide tire unit sales in the first nine months of 2022 were 137.3 million units, increasing 16.6 million units, or 13.8%, from 120.7 million units in the first nine months of 2021. Replacement tire volume increased globally by 12.3 million units, or 12.9%, driven by the addition of Cooper Tire's units. OE tire volume increased globally by 4.3 million units, or 17.2%, reflecting continued recovery from the direct and indirect impacts of the COVID-19 pandemic and the addition of Cooper Tire's units.

CGS in the first nine months of 2022 was $12,443 million, increasing $2,720 million, or 28.0%, from $9,723 million in the first nine months of 2021. CGS increased primarily due to higher raw material costs of $1,335 million, the addition of an incremental $1,194 million of CGS from Cooper Tire during the first six months of 2022, higher conversion costs of $278 million driven by inflation and higher energy costs, higher transportation and import duty costs of $217 million primarily in Americas and EMEA, higher costs in other tire-related businesses of $198 million driven by increased third-party chemical and retail sales in Americas and growth in EMEA's Fleet Solutions, higher tire volume of $112 million, and a favorable indirect tax ruling in Brazil of $69 million in 2021, of which $66 million ($43 million after-tax and minority) related to prior years. These increases were partially offset by foreign currency translation of $632 million, primarily in EMEA and Asia Pacific, driven by the strengthening of the U.S. dollar, and $72 million of amortization expense in the third quarter of 2021 related to the fair value adjustment to the Closing Date inventory of Cooper Tire that was acquired by Goodyear. CGS in the first nine months of 2022 included a gain of $14 million ($11 million after-tax and minority) due to a reduction in U.S. duty rates on certain commercial tires that were imported during 2020. CGS in the first nine months of 2021 included $38 million ($29 million after-tax and minority) of amortization expense during the first six months of 2021 related to the fair value adjustment to the Closing Date inventory of Cooper Tire that was acquired by Goodyear.

CGS in the first nine months of 2022 and 2021 included pension expense of $17 million and $15 million, respectively. CGS in the first nine months of 2022 included $1 million of incremental year-over-year savings from rationalization plans, compared to $60 million in 2021. CGS was 80.6% of sales in the first nine months of 2022, compared to 78.3% in the first nine months of 2021.

SAG in the first nine months of 2022 was $2,101 million, increasing $152 million, or 7.8%, from $1,949 million in the first nine months of 2021. SAG increased primarily due to the addition of incremental SAG from Cooper Tire during the first six months of 2022. SAG also included increases related to higher wages and benefits of $28 million, primarily due to inflation, and $95 million of other net cost increases reflecting the inflationary cost pressures discussed above. These increases were partially offset by foreign currency translation of $108 million, primarily in EMEA and Asia Pacific, driven by the strengthening of the U.S. dollar, and lower advertising expense of $9 million.

SAG in the first nine months of 2022 and 2021 included pension expense of $11 million and $13 million, respectively. SAG in both the first nine months of 2022 and 2021 included $7 million of incremental year-over-year savings from rationalization plans. SAG was 13.6% of sales in the first nine months of 2022, compared to 15.7% in the first nine months of 2021.

SAG and CGS in the first nine months of 2022 included a total of $6 million ($5 million after-tax and minority) of accelerated depreciation. SAG and CGS in the first nine months of 2021 included a total of $6 million ($4 million after-tax and minority) of transaction costs related to the Cooper Tire acquisition.

We recorded net rationalization charges of $82 million ($75 million after-tax and minority) in the first nine months of 2022 and $81 million ($72 million after-tax and minority) in the first nine months of 2021. Net rationalization charges in the first nine months of 2022 primarily related to the proposed plan to close Melksham, a plan to reduce duplicative global SAG headcount and close redundant warehouse locations in Americas as part of our ongoing Cooper Tire integration efforts, and a plan to exit our retail operations in South Africa. Net rationalization charges in the first nine months of 2021 primarily related to the modernization of two of our tire manufacturing facilities in Germany, the permanent closure of Gadsden and a plan to reduce SAG headcount in EMEA. For further information, refer to Note to the Consolidated Financial Statements No. 4, Costs Associated with Rationalization Programs.

Interest expense in the first nine months of 2022 was $331 million, increasing $51 million, or 18.2%, from $280 million in the first nine months of 2021. Interest expense in the first nine months of 2021 included a $5 million ($4 million after-tax and minority) charge related to the redemption of our former $1.0 billion 5.125% senior notes due 2023. The average interest rate was 5.34% in the first nine months of 2022 compared to 5.28% in the first nine months of 2021. The average debt balance was $8,265 million in the first nine months of 2022 compared to $7,073 million in the first nine months of 2021. The increase in average debt is primarily due to additional borrowings that were used to partially fund the Cooper Tire acquisition in the second quarter of 2021 and to support our working capital requirements in 2022.

Other (Income) Expense in the first nine months of 2022 was $18 million of income, compared to $73 million of expense in the first nine months of 2021. Other (Income) Expense for the first nine months of 2022 includes net gains on asset sales of $98 million ($75 million after-tax and minority) primarily related to the sale and leaseback transaction in Americas, pension settlement charges of $28 million ($21 million after-tax and minority), and $15 million of expense ($11 after-tax and minority) for intellectual property-related legal claims. Other (Income) Expense for the first nine months of 2021 includes $49 million ($41 million after-tax and minority) of transaction and other costs related to the Cooper Tire acquisition, $48 million ($32 million after-tax and minority) of interest income related to the favorable indirect tax ruling in Brazil, pension settlement charges of $30 million ($22 million after-tax and minority), net gains on asset and other sales of $7 million ($5 million after-tax and minority) primarily related to the sale of land in Hanau, Germany, and an out of period adjustment of $7 million ($7 million after-tax and minority) of expense related to foreign currency exchange in Americas.

For the first nine months of 2022, we recorded income tax expense of $178 million on income before income taxes of $492 million. Income tax expense for the nine months ended September 30, 2022 includes net discrete tax expense of $20 million ($20 million after minority interest), including charges of $14 million to write off deferred tax assets related to tax loss carryforwards in the UK and $11 million to establish a full valuation allowance on our net deferred tax assets in Russia, partially offset by a net benefit of $5 million for various other items.

For the first nine months of 2021, we recorded income tax expense of $95 million on income before income taxes of $318 million. Income tax expense for the nine months ended September 30, 2021 includes a net discrete tax benefit of $30 million ($30 million after minority interest), primarily related to adjusting our deferred tax assets in England for an enacted increase in the tax rate, partially offset by net discrete charges for various other items, including the settlement of a tax audit in Poland.

We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for the nine months ended September 30, 2022 primarily relates to losses in foreign jurisdictions in which no tax benefits are recorded and the discrete items noted above. The difference between our effective tax rate and the U.S. statutory rate of 21% for the nine months ended September 30, 2021 primarily relates to the tax on the favorable indirect tax ruling in Brazil during the second quarter of 2021, losses in foreign jurisdictions in which no tax benefits are recorded, and the discrete items noted above.

On August 16, 2022, the Inflation Reduction Act (the "Act") was signed into law in the U.S. The Act includes a new 15% corporate alternative minimum tax ("AMT"). This AMT applies to tax years beginning after December 31, 2022 for companies with average annual adjusted financial statement income over the previous three years in excess of $1 billion. For 2023, we do not anticipate this AMT will apply to us due to the significant pandemic-driven losses we incurred in 2020. As allowed, we elected to not consider the estimated impact of potential future AMT obligations for purposes of assessing valuation allowances on our deferred tax assets.

At both September 30, 2022 and December 31, 2021, we had approximately $1.2 billion of U.S. federal, state and local net deferred tax assets, net of valuation allowances totaling $26 million primarily for state tax loss carryforwards with limited lives. In the U.S., we have a cumulative loss for the three-year period ending September 30, 2022. However, as the three-year cumulative loss in the U.S. is driven by business disruptions created by the COVID-19 pandemic, primarily in 2020, and only includes the favorable impact of the Cooper Tire acquisition since the Closing Date, we also considered other objectively verifiable information in assessing our ability to utilize our net deferred tax assets, including continued favorable overall volume trends in the tire industry and our tire volume compared to 2020 levels. In addition, the Cooper Tire acquisition has generated significant incremental domestic earnings since the Closing Date and provides opportunities for cost and other operating synergies to further improve our U.S. profitability.

At both September 30, 2022 and December 31, 2021, our U.S. net deferred tax assets described above include $339 million of foreign tax credits with limited lives, net of valuation allowances of $2 million. Our earnings and forecasts of future profitability, taking into consideration recent trends, along with three significant sources of foreign income, provide us sufficient positive evidence that we will be able to utilize these net foreign tax credits which expire through 2030. Our sources of foreign income are (1) 100% of our domestic profitability can be re-characterized as foreign source income under current U.S. tax law to the extent domestic losses have offset foreign source income in prior years, (2) annual net foreign source income, exclusive of dividends, primarily from royalties, and (3) tax planning strategies, including capitalizing research and development costs, accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, and other financing transactions, all of which would increase our domestic profitability.

We consider our current forecasts of future profitability in assessing our ability to realize our deferred tax assets, including our foreign tax credits. These forecasts include the impact of recent trends, including various macroeconomic factors such as the impact of higher raw material, transportation, labor and energy costs, on our profitability, as well as the impact of tax planning strategies. These macroeconomic factors possess a high degree of volatility and can significantly impact our profitability. As such, there is a risk that future earnings will not be sufficient to fully utilize our U.S. net deferred tax assets, including our foreign tax credits. However, we believe our forecasts of future profitability along with the three significant sources of foreign income described above provide us sufficient positive, objectively verifiable evidence to conclude that it is more likely than not that, at September 30, 2022, our U.S. net deferred tax assets, including our foreign tax credits, net of valuation allowances, will be fully utilized.

At September 30, 2022 and December 31, 2021, we also had approximately $1.1 billion and $1.3 billion of foreign net deferred tax assets, respectively, and related valuation allowances of $900 million and $1.0 billion, respectively. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of approximately $755 million on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances having a significant impact on our financial position or results of operations will exist within the next twelve months.

For further information regarding income taxes and the realizability of our deferred tax assets, including our foreign tax credits, refer to Note to the Consolidated Financial Statements No. 6, Income Taxes.

Minority shareholders’ net income in the first nine months of 2022 was $8 million, compared to $12 million in 2021.

SEGMENT INFORMATION

Segment information reflects our strategic business units (“SBUs”), which are organized to meet customer requirements and global competition and are segmented on a regional basis. Since the Closing Date, Cooper Tire's operating results have been incorporated into each of our SBUs. For periods that are not fully comparable, we discuss the impact of Cooper Tire's operating results separately up to the point within those periods when Cooper Tire's results became comparable. Beginning in the third quarter of 2022, our comparative results for both the three months ended September 30, 2022 and 2021 include the results of Cooper Tire for each entire period and, therefore, are fully comparable.

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

Total segment operating income for the third quarter of 2022 was $373 million, an increase of $1 million, or 0.3%, from $372 million in the third quarter of 2021. Total segment operating margin in the third quarter of 2022 was 7.0%, compared to 7.5% in the third quarter of 2021. Total segment operating income for the first nine months of 2022 was $1,040 million, an increase of $143 million, or 15.9%, from $897 million in the first nine months of 2021. Total segment operating margin in the first nine months of 2022 was 6.7%, compared to 7.2% in the first nine months of 2021.

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

Americas

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2022	2021	Change	Percent Change	2022	2021	Change	Percent Change
Tire Units	24.1	25.9	(1.8)	(7.0)%	69.6	60.4	9.2	15.2%
Net Sales	$3,304	$2,967	$337	11.4%	$9,366	$7,010	$2,356	33.6%
Operating Income	306	259	47	18.1%	815	606	209	34.5%
Operating Margin	9.3%	8.7%			8.7%	8.6%

Three Months Ended September 30, 2022 and 2021

Americas unit sales in the third quarter of 2022 decreased 1.8 million units, or 7.0%, to 24.1 million units. Replacement tire volume decreased 2.2 million units, or 10.2%, primarily in our consumer business in the U.S. and Canada, driven by lower wholesaler inventory and lower share. OE tire volume increased 0.4 million units, or 14.9%, primarily in our consumer business in the U.S., Brazil and Canada.

Net sales in the third quarter of 2022 were $3,304 million, increasing $337 million, or 11.4%, from $2,967 million in the third quarter of 2021. The increase in net sales was primarily due to favorable price and product mix of $445 million, driven by price increases, and higher sales in other tire-related businesses of $72 million primarily due to higher retail, third-party chemical and aviation sales. These increases were partially offset by lower tire volume of $166 million and unfavorable foreign currency translation of $14 million, primarily related to a weakening of the Brazilian real and Canadian dollar.

Operating income in the third quarter of 2022 was $306 million, increasing $47 million, or 18.1%, from $259 million in the third quarter of 2021. The increase in operating income was due to improvements in price and product mix of $439 million, which more than offset higher raw material costs of $263 million, $61 million of amortization expense in 2021 related to the fair value adjustment to the Closing Date inventory of Cooper Tire that was acquired by Goodyear, and higher earnings in other tire-related businesses of $13 million. These increases were partially offset by increased transportation and import duty costs of $76 million, higher conversion costs of $73 million driven by inflation, and lower tire volume of $48 million. SAG costs for 2022 include incremental savings from rationalizations plans of $4 million. We estimate that the national strike in Colombia and the severe winter storm in the U.S. that occurred in 2021 negatively impacted Americas operating income in the third quarter of 2021 by approximately $5 million ($5 million after-tax and minority) and $1 million, respectively.

Operating income in the third quarter of 2022 excluded net rationalization charges of $4 million. Operating income in the third quarter of 2021 excluded net rationalization charges of $11 million.

Nine Months Ended September 30, 2022 and 2021

Americas unit sales in the first nine months of 2022 increased 9.2 million units, or 15.2%, to 69.6 million units. Replacement tire volume increased 8.2 million units, or 16.2%, primarily due the addition of Cooper Tire’s units, partially offset by a decrease in our consumer business in the U.S. OE tire volume increased 1.0 million units, or 10.6%, despite the ongoing negative impacts to vehicle production as a result of global supply chain disruptions, including shortages of key manufacturing components, such as semiconductors, and was driven by our consumer business in the U.S., Canada and Brazil.

Net sales in the first nine months of 2022 were $9,366 million, increasing $2,356 million, or 33.6%, from $7,010 million in the first nine months of 2021. The increase in net sales was primarily due to the addition of an incremental $1,355 million of net sales for Cooper Tire during the first six months of 2022, favorable price and product mix of $1,095 million, driven by price increases, and higher sales in other tire-related businesses of $173 million, primarily due to higher third-party chemical, retail, aviation and retread sales. These increases were partially offset by lower tire volume of $273 million. We estimate that the severe winter storm in the U.S. negatively impacted Americas net sales for the first nine months of 2021 by approximately $35 million.

Operating income in the first nine months of 2022 was $815 million, increasing $209 million, or 34.5%, from $606 million in the first nine months of 2021. The increase in operating income was due to improvements in price and product mix of $1,072 million, which more than offset higher raw material costs of $650 million, $61 million of amortization expense in the third quarter of 2021 related to the fair value adjustment to the Closing Date inventory of Cooper Tire that was acquired by Goodyear, higher earnings in other tire-related businesses of $26 million, primarily due to higher aviation sales, and the net impact of out of period adjustments in 2021 totaling $6 million ($6 million after-tax and minority) of expense primarily related to inventory and accrued freight charges. These increases were partially offset by increased transportation and import duty costs of $177 million, higher conversion costs of $139 million, driven by inflation, lower tire volume of $78 million, the favorable indirect tax ruling in Brazil of $69 million in 2021, and higher SAG of $19 million, primarily due to inflation. The remainder of the change was driven by the addition of Cooper Tire's operating results during the first six months of 2022, which included $35 million of amortization expense related to the fair value step-up of inventory. SAG costs for 2022 include incremental savings from rationalizations plans of $4 million. We estimate that the severe winter storm in the U.S. as well as a national strike in Colombia negatively impacted Americas operating income in 2021 by approximately $42 million and $9 million ($9 million after-tax and minority), respectively.

Operating income in the first nine months of 2022 excluded net rationalization charges of $22 million and net gains on asset sales of $98 million, primarily related to the sale and leaseback transaction in the second quarter of 2022. Operating income in the first nine months of 2021 excluded net rationalization charges of $29 million.

Europe, Middle East and Africa

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2022	2021	Change	Percent Change	2022	2021	Change	Percent Change
Tire Units	13.3	14.2	(0.9)	(6.5)%	42.3	38.9	3.4	8.8%
Net Sales	$1,358	$1,397	$(39)	(2.8)%	$4,281	$3,858	$423	11.0%
Operating Income	30	81	(51)	(63.0)%	141	198	(57)	(28.8)%
Operating Margin	2.2%	5.8%			3.3%	5.1%

Three Months Ended September 30, 2022 and 2021

EMEA unit sales in the third quarter of 2022 decreased 0.9 million units, or 6.5%, to 13.3 million units. Replacement tire volume decreased 1.6 million units, or 13.5%, primarily in our consumer business, reflecting decreased industry demand due to reduced sell out and trade inventory rebalancing. OE tire volume increased 0.7 million units, or 32.3%, reflecting increased demand from improved vehicle production and share gains driven by new consumer fitments.

Net sales in the third quarter of 2022 were $1,358 million, decreasing $39 million, or 2.8%, from $1,397 million in the third quarter of 2021. The decrease in net sales was primarily due to unfavorable foreign currency translation of $302 million, driven by a weaker euro, Turkish lira, British pound and Polish zloty, and lower tire volume of $78 million. These decreases were partially offset by improvements in price and product mix of $316 million, driven by price increases, and higher sales in other tire-related businesses of $27 million, primarily due to growth in Fleet Solutions.

Operating income in the third quarter of 2022 was $30 million, decreasing $51 million, or 63.0%, from $81 million in the third quarter of 2021. The decrease in operating income was primarily due to higher conversion costs of $40 million, reflecting higher energy costs and other inflationary cost pressures, lower tire volume of $21 million, higher SAG of $20 million, driven by inflation and increased wages and benefits, and higher transportation and import duty costs of $18 million. These decreases were partially offset by improvements in price and product mix of $247 million, which more than offset higher raw material costs of $206 million, and higher earnings in other tire related businesses of $7 million.

Operating income in the third quarter of 2022 excluded net rationalization charges of $42 million. Operating income in the third quarter of 2021 excluded a net gain on asset sales of $8 million, net rationalization charges of $2 million and accelerated depreciation of $1 million.

Nine Months Ended September 30, 2022 and 2021

EMEA unit sales in the first nine months of 2022 increased 3.4 million units, or 8.8%, to 42.3 million units. Replacement tire volume increased 2.8 million units, or 9.2%, primarily in our consumer business, reflecting increased industry demand due to continued recovery from the direct and indirect impacts of the COVID-19 pandemic, our ongoing initiative to align distribution in Europe and the addition of Cooper Tire’s units. OE tire volume increased 0.6 million units, or 7.3%, reflecting share gains driven by new consumer fitments and increased demand from improved vehicle production.

Net sales in the first nine months of 2022 were $4,281 million, increasing $423 million, or 11.0%, from $3,858 million in the first nine months of 2021. Net sales increased primarily due to improvements in price and product mix of $686 million, driven by price increases, higher tire volume of $230 million, the addition of an incremental $105 million of net sales from Cooper Tire during the first six months of 2022, and higher sales in other tire-related businesses of $81 million, primarily due to growth in Fleet Solutions and an increase in aviation, motorcycle and retread sales. These increases were partially offset by unfavorable foreign currency translation of $675 million, driven by a weaker euro, Turkish lira, Polish zloty and British pound.

Operating income in the first nine months of 2022 was $141 million, decreasing $57 million, or 28.8%, from $198 million in the first nine months of 2021. The decrease in operating income was primarily due to higher conversion costs of $133 million, reflecting higher energy costs and other inflationary cost pressures, higher SAG of $79 million primarily related to inflation, higher wages and benefits and higher advertising costs, increased transportation and import duty costs of $39 million, and unfavorable foreign currency translation of $12 million, driven by a weaker euro, Turkish lira, Polish zloty and British pound. These decreases were partially offset by improvements in price and product mix of $630 million, which more than offset higher raw material costs of $515 million, higher tire volume of $57 million, and higher earnings in other tire-related businesses of $20 million. The remainder of the change was driven by the addition of Cooper Tire’s operating results during the first six months of 2022. SAG and conversion costs for 2022 include incremental savings from rationalization plans of $3 million and $1 million, respectively.

Operating income in the first nine months of 2022 excluded net rationalization charges of $56 million. Operating income in the first nine months of 2021 excluded net rationalization charges of $46 million, a net gain on asset sales of $8 million and accelerated depreciation of $1 million.

Asia Pacific

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2022	2021	Change	Percent Change	2022	2021	Change	Percent Change
Tire Units	9.3	8.1	1.2	15.5%	25.4	21.4	4.0	18.7%
Net Sales	$649	$570	$79	13.9%	$1,784	$1,556	$228	14.7%
Operating Income	37	32	5	15.6%	84	93	(9)	(9.7)%
Operating Margin	5.7%	5.6%			4.7%	6.0%

Three Months Ended September 30, 2022 and 2021

Asia Pacific unit sales in the third quarter of 2022 increased 1.2 million units, or 15.5%, to 9.3 million units. OE tire volume increased 0.9 million units, or 32.7%, primarily due to continued recovery from the impact on vehicle production of global supply chain disruptions, including shortages of key manufacturing components, such as semiconductors, and share gains driven by new OE fitments. Replacement tire volume increased 0.3 million units, or 6.1%, as we continued to expand our distribution network.

Net sales in the third quarter of 2022 were $649 million, increasing $79 million, or 13.9%, from $570 million in the third quarter of 2021. Net sales increased due to higher tire volume of $82 million and favorable price and product mix of $47 million, driven by price increases. These increases were partially offset by unfavorable foreign currency translation of $49 million, primarily related to the strengthening of the U.S. dollar against the Japanese yen, Indian rupee and Chinese yuan.

Operating income in the third quarter of 2022 was $37 million, increasing $5 million, or 15.6%, from $32 million in the third quarter of 2021. The increase in operating income was primarily due to favorable price and product mix of $56 million, higher tire volume of $20 million, and lower conversion costs of $3 million. These increases were partially offset by higher raw material costs of $69 million and unfavorable foreign currency translation of $6 million, primarily related to the strengthening of the U.S. dollar against the Japanese yen, Indian rupee and Chinese yuan.

Nine Months Ended September 30, 2022 and 2021

Asia Pacific unit sales in the first nine months of 2022 increased 4.0 million units, or 18.7%, to 25.4 million units. OE tire volume increased 2.7 million units, or 37.3%. Replacement tire volume increased 1.3 million units, or 9.0%. These increases were primarily due to recovery from the direct and indirect economic impacts of the COVID-19 pandemic and the addition of Cooper Tire's units.

Net sales in the first nine months of 2022 were $1,784 million, increasing $228 million, or 14.7%, from $1,556 million in the first nine months of 2021. Net sales increased due to higher tire volume of $177 million, favorable price and product mix of $75 million, driven by price increases, and the addition of an incremental $72 million of net sales from Cooper Tire during the first six months of 2022. These increases were partially offset by unfavorable foreign currency translation of $89 million, primarily related to the strengthening of the U.S. dollar against the Japanese yen, Australian dollar and Indian rupee.

Operating income in the first nine months of 2022 was $84 million, decreasing $9 million, or 9.7%, from $93 million in the first nine months of 2021. The decrease in operating income was primarily due to higher raw material costs of $170 million and unfavorable foreign currency translation of $8 million, primarily related to the strengthening of the U.S. dollar against the

Japanese yen and Indian rupee. These decreases were partially offset by favorable price and product mix of $111 million and higher tire volume of $43 million. The remainder of the change was driven by the addition of Cooper Tire's operating results during the first six months of 2022.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.

At September 30, 2022, we had $1,243 million in cash and cash equivalents, compared to $1,088 million at December 31, 2021. For the nine months ended September 30, 2022, net cash used by operating activities was $627 million, reflecting cash used for working capital of $1,780 million, rationalization payments of $72 million and pension contributions and direct payments of $45 million, partially offset by net income for the period of $314 million, which includes non-cash charges for depreciation and amortization of $718 million, a non-cash gain of $95 million on the sale and leaseback transaction in Americas, non-cash rationalization charges of $82 million, and the impact of other changes to various assets and liabilities on the Balance Sheet. Net cash used by investing activities was $648 million, primarily representing capital expenditures of $765 million, partially offset by cash proceeds of $108 million received from the sale and leaseback transaction in Americas. Cash provided by financing activities was $1,500 million, primarily due to net borrowings.

At September 30, 2022, we had $3,085 million of unused availability under our various credit agreements, compared to $4,345 million at December 31, 2021. The table below presents unused availability under our credit facilities at those dates:

(In millions)	September 30, 2022	December 31, 2021
First lien revolving credit facility	$2,082	$2,314
European revolving credit facility	293	908
Chinese credit facilities	500	622
Mexican credit facility	—	42
Other foreign and domestic debt	210	459
	$3,085	$4,345

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

We expect our 2022 full-year cash flow needs to include capital expenditures of $1.0 billion to $1.1 billion. We also expect interest expense to be approximately $460 million; rationalization payments to be approximately $125 million; income tax payments to be $150 million to $175 million, excluding one-time items; and contributions to our funded pension plans to be $25 million to $50 million. We expect working capital to be a use of cash for the full year of 2022 of $300 million to $500 million.

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

Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, South Africa, Serbia and Argentina, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, South African, Serbian and Argentinian subsidiaries, which are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At September 30, 2022, approximately $949 million of net assets, including approximately $270 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China, South Africa, Serbia and Argentina have not adversely impacted our ability to make transfers out of those countries.

Operating Activities

Net cash used by operating activities was $627 million in the first nine months of 2022, compared to net cash used by operating activities of $2 million in the first nine months of 2021. The $625 million increase in net cash used by operating activities was primarily due to a net increase in cash used for working capital of $716 million, partially offset by higher earnings in our SBUs of $143 million, which included a decrease of $110 million in non-cash amortization charges for the inventory fair value adjustment related to the Cooper Tire acquisition in 2021, lower rationalization payments of $90 million, lower cash payments for transaction and other costs related to the Cooper Tire acquisition of $39 million, lower cash payments for income taxes of $27 million, and lower pension contributions and direct payments of $26 million. The remainder of the increase in net cash used by operating activities was driven by a net unfavorable change of $87 million in Balance Sheet accounts for Compensation and Benefits, Other Current Liabilities and Other Assets and Liabilities.

The net increase in cash used for working capital reflects increases in cash used for Inventory of $656 million and Accounts Receivable of $417 million, partially offset by an increase in cash provided by Accounts Payable - Trade of $357 million. These changes were driven by the impact of current year inflationary cost pressures on our manufacturing operations and pricing and the impact of Cooper Tire.

Investing Activities

Net cash used by investing activities was $648 million in the first nine months of 2022, compared to $2,491 million in the first nine months of 2021. Net cash used by investing activities in the first nine months of 2021 includes the payment of $1,856 million for the cash portion of the purchase price related to the Cooper Tire acquisition, net of cash and restricted cash acquired. Capital expenditures were $765 million in the first nine months of 2022, compared to $666 million in the first nine months of 2021. Beyond expenditures required to sustain our facilities, capital expenditures in 2022 and 2021 primarily related to the modernization and expansion of tire manufacturing facilities around the world. Net cash provided by investing activities in the first nine months of 2022 also includes $108 million of cash proceeds related to the sale and leaseback transaction in Americas.

Financing Activities

Net cash provided by financing activities was $1,500 million in the first nine months of 2022, compared to net cash provided by financing activities of $2,155 million in the first nine months of 2021. Financing activities in the first nine months of 2022 included net borrowings of $1,500 million. Financing activities in the first nine months of 2021 included net borrowings of $2,257 million, partially offset by $98 million of debt-related costs and other financing transactions.

Credit Sources

In aggregate, we had total credit arrangements of $11,607 million available at September 30, 2022, of which $3,085 million were unused, compared to $11,628 million available at December 31, 2021, of which $4,345 million were unused. At September 30, 2022, we had long term credit arrangements totaling $10,763 million, of which $2,796 million were unused, compared to $10,624 million and $3,785 million, respectively, at December 31, 2021. At September 30, 2022, we had short term committed and uncommitted credit arrangements totaling $844 million, of which $289 million were unused, compared to $1,004 million and $560 million, respectively, at December 31, 2021. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.

Outstanding Notes

At September 30, 2022, we had $5,524 million of outstanding notes compared to $5,591 million at December 31, 2021.

$2.75 billion Amended and Restated First Lien Revolving Credit Facility due 2026

On September 15, 2022, we amended our $2.75 billion first lien revolving credit facility to change the base interest rate from LIBOR to SOFR. Our first lien revolving credit facility is available in the form of loans or letters of credit. Up to $800 million in letters of credit and $50 million of swingline loans are available for issuance under the facility. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million.

Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under the facility and our subsidiaries' obligations under the related guarantees are secured by first priority security interests in a variety of collateral. Based on our current liquidity, amounts drawn under this facility bear interest at SOFR plus 125 basis points.

Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks in an amount not to exceed $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion. As of September 30, 2022, our borrowing base was above the facility's stated amount of $2.75 billion.

At September 30, 2022, we had $665 million of borrowings and $3 million of letters of credit issued under the revolving credit facility. At December 31, 2021, we had no borrowings and $19 million of letters of credit issued under the revolving credit facility.

€800 million Amended and Restated Senior Secured European Revolving Credit Facility due 2028

On October 12, 2022, we amended and restated our European revolving credit facility. Significant changes to the European revolving credit facility include extending the maturity to January 14, 2028 and changing the base interest rate for loans denominated in U.S. dollars from LIBOR to SOFR.

The European revolving credit facility consists of (i) a €180 million German tranche that is available only to Goodyear Germany GmbH and (ii) a €620 million all-borrower tranche that is available to Goodyear Europe B.V. ("GEBV"), Goodyear Germany and Goodyear Operations S.A. Up to €175 million of swingline loans and €75 million in letters of credit are available for issuance under the all-borrower tranche. Amounts drawn under this facility will bear interest at SOFR plus 150 basis points for loans denominated in U.S. dollars, EURIBOR plus 150 basis points for loans denominated in euros, and SONIA plus 150 basis points for loans denominated in pounds sterling. Undrawn amounts under the facility are subject to an annual commitment fee of 25 basis points. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to €200 million.

At September 30, 2022, there were $176 million (€180 million) of borrowings outstanding under the German tranche, $312 million (€320 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility. At December 31, 2021, we had no borrowings and no letters of credit outstanding under the European revolving credit facility.

Each of our first lien revolving credit facility and our European revolving credit facility have customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in our business or financial condition since December 31, 2020 under the first lien facility and December 31, 2021 under the European facility.

Accounts Receivable Securitization Facilities (On-Balance Sheet)

GEBV and certain other of our European subsidiaries are parties to a pan-European accounts receivable securitization facility that expires in 2027. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €30 million and not more than €450 million. For the period from October 19, 2021 through October 19, 2022, the designated maximum amount of the facility was €300 million. For the period from October 20, 2022 through October 18, 2023, the designated maximum amount of the facility will remain €300 million.

The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GEBV subsidiaries. These subsidiaries retain servicing responsibilities. Utilization under this facility is based on eligible receivable balances.

The funding commitments under the facility will expire upon the earliest to occur of: (a) October 19, 2027, (b) the non-renewal and expiration (without substitution) of all of the back-up liquidity commitments, (c) the early termination of the facility according to its terms (generally upon an Early Amortisation Event (as defined in the facility), which includes, among other things, events similar to the events of default under our first lien revolving credit facility; certain tax law changes; or certain changes to law, regulation or accounting standards), or (d) our request for early termination of the facility. The facility’s current back-up liquidity commitments will expire on October 18, 2023.

At September 30, 2022, the amounts available and utilized under this program totaled $283 million (€290 million). At December 31, 2021, the amounts available and utilized under this program totaled $279 million (€246 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At September 30, 2022, the gross amount of receivables sold was $586 million, compared to $605 million at December 31, 2021.

Letters of Credit

At September 30, 2022, we had $227 million in letters of credit issued under bilateral letter of credit agreements and other foreign credit facilities.

Supplier Financing

We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institution acts as our paying agent with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under the programs. Agreements for such supplier financing programs totaled up to $955 million and $630 million at September 30, 2022 and December 31, 2021, respectively. The increase from December 31, 2021 is primarily due to the overall increase in our accounts payable base as a result of the Cooper Tire acquisition.

Further Information

On March 5, 2021, the ICE Benchmark Administration, the administrator of LIBOR (“IBA”), confirmed its previously announced plans to cease publication of USD LIBOR on December 31, 2021 for the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. In addition, the IBA ceased publication of all tenors of euro and Swiss franc LIBOR and most tenors of Japanese yen and British pound LIBOR on December 31, 2021. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee that has been convened by the Federal Reserve Board and the Federal Reserve Bank of New York to encourage market participants' use of the Secured Overnight Financing Rate, known as SOFR. Additionally, the International Swaps and Derivatives Association, Inc. published amendments to its definition book to incorporate new benchmark fallbacks for derivative contracts that reference certain interbank offered rates, including LIBOR. We cannot currently predict the effect of the discontinuation of, or other changes to, LIBOR or any establishment of alternative reference rates in the United States, the United Kingdom, the European Union or elsewhere on the global capital markets. The uncertainty regarding the future of LIBOR, as well as the transition from LIBOR to any alternative reference rate or rates, could have adverse impacts on floating rate obligations, loans, deposits, derivatives and other financial instruments that currently use LIBOR as a benchmark rate. We have identified and evaluated our financing obligations and other contracts that refer to LIBOR and expect to be able to transition those obligations and contracts to an alternative reference rate upon the discontinuation of LIBOR. Our first lien revolving credit facility and our European revolving credit facility, which constituted the most significant of our LIBOR-based debt obligations, have each been amended to replace LIBOR with SOFR. We have not issued any long term floating rate notes. Our first lien revolving credit facility also contains express provisions for the use, at our option, of an alternate base rate (the higher of (a) the prime rate, (b) the federal funds effective rate or the overnight bank funding rate plus 50 basis points or (c) SOFR plus 100 basis points). We do not believe that the discontinuation of LIBOR, or its replacement with an alternative reference rate or rates, will have a material impact on our results of operations, financial position or liquidity.

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

We have an additional financial covenant in our first lien revolving credit facility that is currently not applicable. We become subject to that financial covenant when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $275 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for the most recent period of four consecutive fiscal quarters. As of September 30, 2022, our unused availability under this facility of $2,082 million, plus our Available Cash of $350 million, totaled $2,432 million, which is in excess of $275 million.

In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first lien revolving credit facility that are described above and a financial covenant applicable only to GEBV and its subsidiaries. This financial covenant provides that we are not permitted to allow GEBV’s ratio of Consolidated Net GEBV Indebtedness to Consolidated GEBV EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net GEBV Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GEBV and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries, and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net GEBV Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At September 30, 2022, we were in compliance with this financial covenant.

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

At September 30, 2022, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.

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

We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During the first nine months of 2022, we did not repurchase any shares from employees.

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

	Summarized Balance Sheets
(In millions)	September 30, 2022	December 31, 2021
Total Current Assets(1)	$6,457	$5,161
Total Non-Current Assets	8,419	8,406

Total Current Liabilities	$3,196	$2,932
Total Non-Current Liabilities	9,508	8,967
(1)
Includes receivables due from Non-Guarantor Subsidiaries of $1,443 million and $1,618 million as of September 30, 2022 and December 31, 2021, respectively.

	Summarized Statements of Operations
(In millions)	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Net Sales	$8,754	$9,549
Cost of Goods Sold	7,161	7,623
Selling, Administrative and General Expense	1,139	1,457
Rationalizations	25	37
Interest Expense	258	322
Other (Income) Expense	(142)	(93)
Income before Income Taxes(2)	$313	$203

Net Income	$256	$542
Goodyear Net Income	$256	$542
(2)
Includes income from intercompany transactions with Non-Guarantor Subsidiaries of $397 million for the nine months ended September 30, 2022, primarily from royalties, intercompany product sales, dividends and interest, and $588 million for the year ended December 31, 2021, primarily from royalties, dividends, interest and intercompany product sales.

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

Interest Rate Risk

We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At September 30, 2022, approximately 29% of our debt was at variable interest rates averaging 4.55%.

The following table presents information about long term fixed rate debt, excluding finance leases, at September 30, 2022:

(In millions)
Carrying amount — liability	$5,634
Fair value — liability	5,007
Pro forma fair value — liability	5,220

The pro forma information assumes a 100 basis point decrease in market interest rates at September 30, 2022, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.

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

The following table presents net foreign currency contract information at September 30, 2022:

(In millions)
Fair value — asset (liability)	$26
Pro forma decrease in fair value	(85)
Contract maturities	10/22-9/23

The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at September 30, 2022, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

Fair values are recognized on the Consolidated Balance Sheet at September 30, 2022 as follows:

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

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2022 (the end of the period covered by this Quarterly Report on Form 10-Q).

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Asbestos Litigation

As reported in our Form 10-K for the year ended December 31, 2021, we were one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 38,200 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the first nine months of 2022, approximately 700 claims were filed against us and approximately 1,200 were settled or dismissed. The amounts expended on asbestos defense and claim resolution by us and our insurers during the first nine months of 2022 was $12 million. At September 30, 2022, there were approximately 37,700 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. Refer to Note to the Consolidated Financial Statements No. 13, Commitments and Contingent Liabilities, for additional information on asbestos litigation.

Reference is made to Item 3 of Part I of our 2021 Form 10-K and to Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 for additional discussion of legal proceedings.

ITEM 1A. RISK FACTORS.

Refer to “Item 1A. Risk Factors” in our 2021 Form 10-K and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 for a discussion of our risk factors.

ITEM 6. EXHIBITS.

Refer to the Index of Exhibits, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2022

INDEX OF EXHIBITS

Exhibit Table Item No.	Description of Exhibit	Exhibit Number

3	Articles of Incorporation and By-Laws

(a)

Code of Regulations of The Goodyear Tire & Rubber Company, as most recently amended on October 4, 2022 (incorporated by reference, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed October 11, 2022, File No. 1-1927).

10	Material Contracts

(a)	Amended and Restated First Lien Credit Agreement, dated as of June 7, 2021, as amended as of September 15, 2022, among the Company, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.	10.1

(b)	First Amendment, dated as of September 15, 2022, to (a) the Amended and Restated First Lien Credit Agreement, dated as of June 7, 2021, among the Company, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and (b) the First Lien Guarantee and Collateral Agreement, as amended and restated as of June 7, 2021, among the Company, the subsidiaries of the Company identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.	10.2

(c)	Amended and Restated Revolving Credit Agreement, dated as of October 12, 2022, among the Company, Goodyear Europe B.V., Goodyear Germany GmbH, Goodyear Operations S.A., the lenders party thereto, J.P. Morgan SE, as Administrative Agent, JPMorgan Chase Bank, N.A., as Collateral Agent, and the syndication agents, documentation agents, joint bookrunners and joint lead arrangers identified therein.	10.3

(d)	Amendment and Restatement Agreement, dated as of October 12, 2022, among the Company, Goodyear Europe B.V., Goodyear Germany GmbH, Goodyear Operations S.A., J.P. Morgan SE, as Administrative Agent, JPMorgan Chase Bank, N.A., as Collateral Agent, and the subsidiary guarantors, lenders, issuing banks and swingline lenders party thereto.	10.4

22	Subsidiary Guarantors of Guaranteed Securities

(a)	List of Subsidiary Guarantors.	22.1

31	Rule 13a-14(a) Certifications

(a)	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.2

32	Section 1350 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.	32.1

101	Interactive Data Files

	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	101.INS

	Inline XBRL Taxonomy Extension Schema Document.	101.SCH

	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	101.CAL

	Inline XBRL Taxonomy Extension Definition Linkbase Document.	101.DEF

	Inline XBRL Taxonomy Extension Label Linkbase Document.	101.LAB

	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	101.PRE

104	Cover Page Interactive Data File

The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	November 1, 2022	By	/s/ EVAN M. SCOCOS
Evan M. Scocos, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the Principal Accounting Officer of the Registrant.)