Form 10-K
period 2022-12-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2023-02-13
CIK 42582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☑

The aggregate market value of the common stock held by nonaffiliates of the registrant, computed by reference to the last sales price of such common stock as of the closing of trading on June 30, 2022, was approximately $3.0 billion.

Shares of Common Stock, Without Par Value, outstanding at January 31, 2023:

283,011,055

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 10, 2023 are incorporated by reference in Part III.

THE GOODYEAR TIRE & RUBBER COMPANY

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2022

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

We are one of the world’s leading manufacturers of tires, engaging in operations in most regions of the world. In 2022, our net sales were $20,805 million and Goodyear net income was $202 million. We develop, manufacture, distribute and sell tires for most applications. We also manufacture and sell rubber-related chemicals for various applications. We are one of the world’s largest operators of commercial truck service and tire retreading centers. We operate approximately 950 retail outlets where we offer our products for sale to consumer and commercial customers and provide repair and other services. We manufacture our products in 57 manufacturing facilities in 23 countries, including the United States, and we have marketing operations in almost every country around the world. We employ approximately 74,000 full-time and temporary associates worldwide.

AVAILABLE INFORMATION

We make available free of charge on our website, http://www.goodyear.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we file or furnish such reports to the Securities and Exchange Commission (the “SEC”). Our reports filed with the SEC may be found on the SEC's website at http://www.sec.gov. The information on our website and the SEC's website is not incorporated by reference in or considered to be a part of this Annual Report on Form 10-K.

DESCRIPTION OF GOODYEAR’S BUSINESS

On June 7, 2021 (the "Closing Date"), we completed our acquisition of Cooper Tire & Rubber Company ("Cooper Tire") for cash and stock consideration totaling approximately $3.1 billion. Cooper Tire’s results of operations have been included in our consolidated financial statements since the Closing Date.

GENERAL INFORMATION REGARDING OUR SEGMENTS

For the year ended December 31, 2022, we operated our business through three operating segments representing our regional tire businesses: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific.

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

Our principal products are new tires for most applications. Approximately 86% of our sales in 2022, 85% in 2021 and 84% in 2020 were for tire units. Sales of chemical products to unaffiliated customers were 3% of our consolidated sales in each of 2022, 2021 and 2020 (5%, 6% and 5% of Americas total sales in 2022, 2021 and 2020, respectively). The percentages of each segment’s sales attributable to tire units during the periods indicated were:

	Year Ended December 31,
Tire Unit Sales	2022	2021	2020
Americas	84%	82%	78%
Europe, Middle East and Africa	88	89	90
Asia Pacific	94	93	91

Each segment exports tires to other segments. The financial results of each segment exclude sales of tires exported to other segments, but include operating income derived from such transactions.

Goodyear does not include motorcycle, aviation or race tires in reported tire unit sales.

Tire unit sales for each segment during the periods indicated were:

GOODYEAR’S ANNUAL TIRE UNIT SALES — SEGMENT

	Year Ended December 31,
(In millions of tires)	2022	2021	2020
Americas	95.0	85.9	56.7
Europe, Middle East and Africa	55.1	52.7	44.5
Asia Pacific	34.4	30.7	24.8
Goodyear worldwide tire units	184.5	169.3	126.0

Our replacement and OE tire unit sales during the periods indicated were:

GOODYEAR’S ANNUAL TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2022	2021	2020
Replacement tire units	143.9	134.1	95.0
OE tire units	40.6	35.2	31.0
Goodyear worldwide tire units	184.5	169.3	126.0

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

AMERICAS

Americas, our largest segment in terms of revenue, develops, manufactures, distributes and sells tires and related products and services in North, Central and South America, and sells tires to various export markets, primarily through intersegment sales. Americas manufactures tires in eight plants in the United States, two plants in Canada and six plants in Brazil, Chile, Colombia, Mexico and Peru.

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

•
manufactures tread rubber and other tire retreading materials for trucks, heavy equipment and aviation,
•
retreads truck, aviation and OTR tires, primarily as a service to its commercial customers,
•
sells products and installation services online through our websites, www.goodyear.com for consumer tires and www.goodyeartrucktires.com for commercial tires,
•
provides automotive maintenance and repair services at approximately 555 Company-owned retail outlets primarily under the Goodyear or Just Tires names,
•
provides trucking fleets with new tires, retreads, mechanical service, preventative maintenance and roadside assistance from approximately 230 Company-owned locations, primarily Goodyear Commercial Tire & Service Centers,
•
sells automotive repair and maintenance items, automotive equipment and accessories and other items to dealers and consumers,
•
sells chemical products and natural rubber to Goodyear’s other business segments and to unaffiliated customers, and
•
provides miscellaneous other products and services.

In 2022, Americas launched several new consumer tires under the Goodyear and Cooper brands, including the Goodyear Wrangler Workhorse HT and Wrangler Steadfast HT, the Mastercraft Courser Quest and Quest Plus, and the Mastercraft Courser Trail and Trail HD. Americas' commercial business launched new tires under Goodyear FuelMax, ArmorMax, UrbanMax and Endurance lines for our mixed service and city service customers. Americas also launched new tires under the Cooper ProSeries and WorkSeries lines and relaunched the Kelly Armorsteel Gen-2 portfolio for long haul, mixed service and city service customers.

Markets and Other Information

Tire unit sales to replacement and OE customers served by Americas during the periods indicated were:

AMERICAS UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2022	2021	2020
Replacement tire units	80.5	72.6	44.4
OE tire units	14.5	13.3	12.3
Total tire units	95.0	85.9	56.7

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

In 2022, EMEA launched a number of new consumer tires under the Goodyear, Dunlop, Debica, Sava and Fulda brands, including the Goodyear Eagle F1 Asymmetric 6 for the ultra-high performance segment, the Goodyear Eagle Sport 2 for the high performance segment and the Goodyear Ultra Grip Arctic 2 SUV for the winter studded segment. EMEA also enhanced its commercial tire portfolio in all product tiers. In addition, the Goodyear FuelMax Endurance range, which provides better fuel efficiency and lower CO2 emissions, was extended to additional sizes.

Markets and Other Information

Tire unit sales to replacement and OE customers served by EMEA during the periods indicated were:

EUROPE, MIDDLE EAST AND AFRICA UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2022	2021	2020
Replacement tire units	43.0	41.7	34.0
OE tire units	12.1	11.0	10.5
Total tire units	55.1	52.7	44.5

EMEA is a significant supplier of tires to most vehicle manufacturers across the region.

EMEA’s primary competitors are Michelin, Bridgestone, Continental, Pirelli, several regional and local tire producers, and imports from other regions, primarily Asia.

Goodyear and Dunlop brand tires are sold for replacement in EMEA through various channels of distribution, principally independent multi-brand tire dealers. In some areas, Goodyear brand tires, as well as Dunlop, Debica, Sava, Fulda, Cooper and Avon brand tires, are distributed through independent dealers, regional distributors and retail outlets, of which approximately 50 are owned by Goodyear. In 2020, we launched an initiative to better align our European distribution network in order to capture the full value of our products and brands in the marketplace. We continued to make progress on the initiative throughout 2021 and 2022.

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

In 2022, Asia Pacific released new consumer tires under the Goodyear brand for the premium passenger vehicle market, including the Goodyear Assurance ComfortTred tire. In addition, Asia Pacific released the first dedicated electric vehicle ("EV") tire, the Goodyear ElectricDrive line, targeting the fast-growing EV passenger and sport utility vehicle markets.

Markets and Other Information

Tire unit sales to replacement and OE customers served by Asia Pacific during the periods indicated were:

ASIA PACIFIC UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2022	2021	2020
Replacement tire units	20.4	19.8	16.6
OE tire units	14.0	10.9	8.2
Total tire units	34.4	30.7	24.8

Asia Pacific’s major competitors are Bridgestone and Michelin along with many other global brands present in different parts of the region, including Continental, Dunlop, Hankook and a large number of regional and local tire producers.

Asia Pacific sells primarily Goodyear and Cooper brand tires throughout the region and also sells the Dunlop brand in Australia and New Zealand. Other brands of tires, such as Remington, Kelly, Mastercraft and Starfire, are sold in smaller quantities. Tires are sold through a network of licensed and franchised retail stores and multi-brand retailers through a network of wholesale dealers as well as through an increasing number of on-line outlets. In Australia, we also operate a network of approximately 110 retail stores, primarily under the Beaurepaires brand.

GENERAL BUSINESS INFORMATION

Sources and Availability of Raw Materials

The principal raw materials used by Goodyear are synthetic and natural rubber. Synthetic rubber accounted for approximately 50% of all rubber consumed by us in 2022. Our plants located in Beaumont and Houston, Texas supply a major portion of our global synthetic rubber requirements. We purchase all of our requirements for natural rubber in the world market.

Other important raw materials and components we use are carbon black, steel cord, fabrics and petrochemical-based commodities. Substantially all of these raw materials and components are purchased from independent suppliers, except for certain chemicals we manufacture. We purchase most raw materials and components in significant quantities from several suppliers, except in those instances where only one or a few qualified sources are available. Increased demand for consumer products and supply chain disruptions as a result of the ongoing COVID-19 pandemic and other global events, including the conflict in Ukraine, has led to inflationary cost pressures, including higher costs for certain raw materials, higher transportation costs and higher energy costs. We anticipate the continued availability of raw materials and components we will require during 2023, subject to spot shortages and unexpected disruptions caused by the COVID-19 pandemic, natural disasters, such as hurricanes, or other events.

Substantial quantities of fuel and other petrochemical-based commodities are used in the production of tires, synthetic rubber and other products. Supplies of such fuels and commodities have been and are expected to continue to be available to us in quantities sufficient to satisfy our anticipated requirements, subject to spot shortages.

Human Capital Management

At December 31, 2022, we employed approximately 74,000 full-time and temporary associates throughout the world, including approximately 42,000 associates covered under collective bargaining agreements. Approximately 5,700 of our associates in the

United States are covered by a new master collective bargaining agreement between Goodyear and the United Steelworkers ("USW"), which was ratified in the second half of 2022 and expires in July 2026. Approximately 2,300 of our associates at our Texarkana and Findlay plants in the United States are covered by separate collective bargaining agreements with the USW, which expire in June 2024 and February 2024, respectively. In addition, approximately 800 of our associates in the United States are covered by other contracts with the USW and various other unions. Approximately 21,000 of our associates outside of the United States are covered by union contracts that currently have expired or that will expire in 2023, primarily in Germany, Poland, China, Mexico, Slovenia, France and Turkey. Unions represent a major portion of our associates in the United States and Europe.

We continue to experience increased labor-related costs and manufacturing inefficiencies associated with the ongoing tight labor supply, particularly in the U.S. To address this issue, we have accelerated hiring as necessary, increased training capacity and started to adjust future investment plans to consider not just the cost, but also the availability of qualified workers.

Engaging and enabling our associates to realize their full potential is one of our core strategies. This starts with attracting top diverse talent and is followed by fostering inclusion, promoting equity through global inclusive leader training, offering opportunities for skill and career development, supporting health and wellness, providing a safe and healthy workplace, making a positive impact in our communities, and expecting our associates to know and comply with our compliance and ethics policies.

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

Health and Wellness — Our wellness initiatives take a holistic view of associate health, including physical, emotional, financial and social health, to enable our associates to thrive and bring their best selves to work each day. Goodyear strives to be at the forefront of corporate wellness, and that goal is the driver behind our “GoodLife” wellness program, which fosters a culture of wellness for all Goodyear associates and their families. To meet the needs of our diverse workforce and their dependents, we offer varying robust benefits packages for our full-time and part-time associates globally.

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

Patents and Trademarks

We own approximately 1,800 product, process and equipment patents issued by the United States Patent Office and approximately 4,900 patents issued or granted in other countries around the world. We have approximately 500 applications for United States patents pending and approximately 800 patent applications on file in other countries around the world. While such patents and patent applications as a group are important, we do not consider any patent or patent application to be of such importance that the loss or expiration thereof would materially affect Goodyear or any business segment.

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

Compliance with Government Regulations

We are subject to extensive regulation under environmental and occupational safety and health laws and regulations worldwide. These laws and regulations relate to, among other things, air emissions, discharges to surface and underground waters, the generation, handling, storage, transportation and disposal of waste materials and hazardous substances, and workplace safety and health. We have several continuing programs designed to ensure compliance with foreign, federal, state and local environmental and occupational safety and health laws and regulations. We expect capital expenditures for pollution control facilities and occupational safety and health projects to be approximately $60 million in both 2023 and 2024.

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

Climate Change and Sustainability

In 2021, we announced our climate ambition, which includes our goal to reach net-zero scope 1 and 2 and certain scope 3 greenhouse gas emissions by 2050, aligned with the Science-Based Targets initiative (“SBTi”) and its Net-Zero Standard. We also announced our commitment to achieve near-term science-based targets by 2030, including reducing scope 1 and 2 emissions by 46% and certain scope 3 emissions by 28%, as compared to 2019. Our climate ambition includes several other important long-term sustainability goals, including our commitments to use all renewable energy in our manufacturing facilities and processes by 2040, replace all petroleum-derived oils in our products by 2040 and develop a tire made of 100% sustainable materials by 2030.

Climate considerations are driving change in the transportation sector. Advanced forms of mobility, such as electric vehicles, ride sharing and fleets, autonomous vehicles and connected vehicles, have the potential to reduce vehicle emissions and energy use. Companies in the transportation sector are setting ambitious climate goals that require the support of the entire supply chain to achieve.

We have established a robust process that uses internal and external insights to identify, assess and report climate-related risks and opportunities.

The move to a low-carbon economy creates growth opportunities within the tire industry that we are well positioned to leverage through our continued innovation. We have a proven track record of producing tires for electric and autonomous vehicles, developing tires and rubber compounds that contribute to reduced greenhouse gas emissions by lowering rolling resistance and reducing tire weight, and providing fleet solution services that promote fuel efficiency. We maintain strong relationships with our supply chain partners which, coupled with our global scale, can be leveraged to either avoid or minimize climate-related supply chain disruptions.

Climate change poses risks that could adversely impact our operations, including risks related to our plans to continue to develop and supply the types of products, services and technologies requested by consumers. Such risks also include an increase in severe weather events that could temporarily disrupt our operations or supply chain or the operations of our customers and the cost of compliance associated with increased climate-related regulations globally, including increased disclosure obligations or being subject to carbon taxes or similar mechanisms in the European Union or the emergence of such programs in other countries. Refer to Item 1A. “Risk Factors” for a discussion of these and our other risk factors.

Federal, state, local and foreign governments and regulatory agencies continue to consider various options and measures to control greenhouse gas emissions in response to climate change. We strive to comply with all applicable laws and regulations, carefully monitor our energy usage and greenhouse gas emissions, and set company-wide and facility-specific goals to reduce our operational impacts. As part of our commitment to reduce our operational impact, we continue to focus on reducing energy consumption and emissions in our factories and utilizing renewable energy sources. We achieved our previously announced goal to procure 100% renewable electricity across all of our facilities in Europe and Turkey by the end of 2022.

We continue to focus on the resiliency of our supply chain by developing alternative, more sustainable material sources and increasing our use of more sustainable materials that deliver either the same or enhanced product quality and performance. We also select suppliers that uphold fair working conditions, use sustainable harvesting practices and share our values. Our technology teams work to investigate and incorporate new technologies and materials, including renewable and recycled materials, that reduce our value chain greenhouse gas emissions. An example is our use of rice husk ash as an alternative to traditional silica.

In early 2023, we announced the release of a demonstration tire with 90% sustainable materials that is approved for road use. The development of this tire signals great progress toward our goal of developing a 100% sustainable-material tire by 2030.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below are: (1) the names and ages of all executive officers of the Company at February 13, 2023, (2) all positions with the Company presently held by each such person, and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Position(s) Held	Age

Richard J. Kramer	Chairman, Chief Executive Officer and President	59

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

Darren R. Wells	Executive Vice President and Chief Administrative Officer	57

Mr. Wells was named Executive Vice President and Chief Administrative Officer on January 1, 2023. He is the executive officer responsible for Goodyear’s strategic and growth initiatives, as well as information technology activities. Mr. Wells served as Goodyear’s Executive Vice President and Chief Financial Officer from September 2018 to December 31, 2022 and from October 2008 to November 2013. He was previously employed by Goodyear from 2002 to 2015 and also served as President, Europe, Middle East and Africa (December 2013 to December 2015). Prior to rejoining Goodyear in 2018, Mr. Wells was an Executive in Residence and MBA Coach at the University of South Florida’s Muma College of Business from January 2018 to September 2018.

Christina L. Zamarro	Executive Vice President and Chief Financial Officer	51

Ms. Zamarro was named Executive Vice President and Chief Financial Officer on January 1, 2023. She is Goodyear’s principal financial officer. Ms. Zamarro joined Goodyear in 2007 and has served as Vice President, Investor Relations (2014 to March 2018), Vice President, FP&A and Investor Relations (April 2018 to April 2020) and Vice President, Finance and Treasurer (May 2020 to December 31, 2022).

Stephen R. McClellan	President, Americas	57

Mr. McClellan was named President, Americas in January 2016. He is the executive officer responsible for Goodyear's operations in North, Central and South America. Mr. McClellan joined Goodyear in 1988.

Christopher R. Delaney	President, Europe, Middle East and Africa	61

Mr. Delaney was named President, Europe, Middle East and Africa in September 2017. He is the executive officer responsible for Goodyear’s operations in Europe, the Middle East and Africa. Mr. Delaney joined Goodyear as President-Elect, Asia Pacific in August 2015, and has served as President, Asia Pacific (January 2016 to September 2017).

Nathaniel Madarang	President, Asia Pacific	52

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

Laura P. Duda	Senior Vice President and Chief Communications Officer	53

Ms. Duda was named Senior Vice President and Chief Communications Officer in January 2019. She is the executive officer responsible for Goodyear’s communications activities worldwide. Ms. Duda joined Goodyear as Vice President, Corporate Communications in February 2016, and has served as Vice President, Communications, Americas (July 2016 to December 2018).

Christopher P. Helsel	Senior Vice President, Global Operations and Chief Technology Officer	57

Mr. Helsel was named Senior Vice President, Global Operations and Chief Technology Officer in March 2021. He is the executive officer responsible for Goodyear’s global operations and research and development activities. Mr. Helsel joined Goodyear in 1996 and has served as Vice President and Chief Technology Officer (September 2017 to February 2019) and Senior Vice President and Chief Technology Officer (February 2019 to February 2021).

David E. Phillips	Senior Vice President and General Counsel	47

Mr. Phillips was named Senior Vice President and General Counsel in June 2019. He is Goodyear's chief legal officer. Mr. Phillips joined Goodyear in 2011 and has served as Associate General Counsel, Americas (September 2016 to June 2019).

Name	Position(s) Held	Age

Gary S. VanderLind	Senior Vice President and Chief Human Resources Officer	60

Mr. VanderLind was named Senior Vice President and Chief Human Resources Officer in February 2019. He is the executive officer responsible for Goodyear’s global human resources activities. Mr. VanderLind joined Goodyear in 1985 and has served as Vice President, Human Resources - Americas (September 2016 to January 2019).

Evan M. Scocos	Vice President and Controller	51
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

Risks Related to the Cooper Tire Acquisition

We may not achieve all of the intended benefits of the acquisition of Cooper Tire and our integration efforts may disrupt our current plans or operations.

Although we are on track to achieve the expected synergies from the Cooper Tire acquisition, there can be no assurance that we will be able to successfully complete the integration of Cooper Tire’s operations and assets or otherwise realize the remaining expected benefits of the acquisition (including additional operating and other cost synergies). We expect to continue our efforts to integrate Cooper Tire during the first half of 2023. Difficulties in integrating Cooper Tire and Goodyear may result in Goodyear performing differently than expected, in operational challenges, in the failure to realize or sustain anticipated run-rate cost synergies and efficiencies in the expected timeframe or at all, or in the difficulty or failure of utilizing our available U.S. tax attributes, in which case the Cooper Tire acquisition may not be accretive to earnings per share, may not improve our balance sheet position, may not enhance our ability to delever, and may not generate additional free cash flow due to reduced cash tax payments. The continued integration of the two companies may result in material challenges, including the diversion of management’s attention from ongoing business concerns; retaining key management and other employees; retaining or attracting business and operational relationships; the possibility of faulty assumptions underlying expectations regarding the integration process and associated expenses; consolidating corporate and administrative infrastructures and eliminating duplicative operations; coordinating geographically separate organizations; unanticipated issues in integrating information technology, communications and other systems; as well as potential unknown liabilities or unforeseen expenses or delays relating to integration.

Risks Related to Operations

Our results of operations and financial condition have been, and may continue to be, adversely impacted by the ongoing COVID-19 pandemic, or similar public health crises, and that impact may be material.

The COVID-19 pandemic has caused, and continues to cause, volatility in the global economy, the tire industry and our business. In response to the pandemic, international, federal, state and local public health and governmental authorities took extraordinary actions to contain and combat the outbreak and spread of COVID-19 throughout most regions of the world, including travel bans, quarantines, “stay-at-home” orders and similar mandates that caused many individuals to substantially restrict their daily activities and many businesses to curtail or cease normal operations, and they may take additional or further actions in the future.

The tire industry has been negatively impacted by this evolving situation. In 2020, there was a sudden and sharp decline in replacement tire demand and original equipment manufacturers suspended or severely limited automobile production globally. Recovery in automobile production globally has been constrained by supply chain disruptions, including an insufficient availability of semiconductor chips, caused by COVID-19 and a variety of global factors.

The ongoing COVID-19 pandemic, or similar public health crises, may result in decisions to change future production levels based on an evaluation of market demand signals, inventory and supply levels, as well as our ability to continue to safeguard the health of our associates. We have experienced, and may experience in the future, unexpected delays or obstacles, such as disruptions in our and our customers' supply chains or government mandates, that may hamper our ability to achieve planned production levels. Due to national and local efforts to contain the spread of COVID-19 and its related variants in certain countries, such as China, renewed stay-at-home orders and other restrictions on mobility required us to temporarily shut down or limit production at some of our facilities, including our facilities in Pulandian and Kunshan, China, at various times throughout 2022. Any suspension of production at our manufacturing facilities, or difficulties or inefficiencies in resuming or increasing production, is likely to adversely impact our future results of operations, financial condition and liquidity, and that impact may be material. In addition, our ability to continue implementing important strategic initiatives and capital expenditures may be reduced as we devote time and other resources to responding to the impacts of the COVID-19 pandemic or similar public health crises.

Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital. If the COVID-19 pandemic becomes more pronounced in markets where we operate, our liquidity position may deteriorate. While we actively monitor our liquidity and took a number of actions aimed at mitigating the negative consequences of the initial impact of the COVID-19 pandemic on our cash flows and liquidity, our cash flows may decline if global economic activity declines or we are unable to have sufficient access to credit or other capital. For example, the borrowing base under our first lien revolving credit facility is dependent, in significant part, on our eligible accounts receivable and inventory, which would decline if our sales and production levels declined. Additionally, our European revolving credit facility contains a leverage ratio covenant applicable to Goodyear Europe B.V. and its subsidiaries. While we are currently in compliance with this covenant, if we were unable to satisfy this covenant in the future or obtain a waiver from our lenders, we would no longer be able to access our €800 million European revolving credit facility or our pan-European accounts receivable securitization facility.

The situation surrounding the COVID-19 pandemic remains fluid. The full impact of the COVID-19 pandemic on our results of operations, financial condition and liquidity will depend on future developments, such as the ultimate duration and scope of the pandemic, resurgence in COVID-19 cases, travel restrictions, government mandated restrictions and regulations, business and workforce disruptions, the impact on demand for our products, the effectiveness of actions taken to contain and treat the disease, including the efficacy of and ability to widely distribute vaccinations and therapeutics, and whether the pandemic leads to recessionary conditions in any of our key markets. Accordingly, the ultimate impact on our results of operations, financial condition and liquidity cannot be determined at this time. To the extent that the COVID-19 pandemic adversely affects our results of operations, financial condition and liquidity, it may also have the effect of significantly heightening many of the other risks associated with our business, operations and indebtedness.

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

We believe that our manufacturing footprint is less cost-competitive than that of our principal competitors. To begin to address this competitive disadvantage, we are curtailing production of tires for declining, less profitable segments of the tire market (including closure of our Melksham, United Kingdom tire manufacturing facility) and undertaking significant capital investments in building, expanding and modernizing certain manufacturing facilities around the world to strengthen the competitiveness of our manufacturing footprint and increase production of premium, large-rim diameter consumer tires. The failure to implement successfully this or our other important strategic initiatives may materially adversely affect our operating results, financial condition and liquidity.

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

New tires are sold under highly competitive conditions throughout the world. We compete with other tire manufacturers on the basis of product design, performance, price and terms, reputation, warranty terms, customer service and consumer convenience. On a worldwide basis, we have two major competitors, Bridgestone (based in Japan) and Michelin (based in France), that have large shares of the markets of the countries in which they are based and are aggressively seeking to maintain or improve their worldwide market share. Other significant competitors include Continental, Hankook, Kumho, Nexen, Pirelli, Sumitomo, Toyo, Yokohama and various regional tire manufacturers. Our competitors produce significant numbers of tires in low-cost countries, and have announced plans to further increase their production capacity in countries around the globe. Increasingly, our competitors are making decisions on where to produce tires based not only on production cost, but in combination with total delivery cost, supply chain reliability and sustainability considerations. These increases in production capacity may result in even greater competition in the United States and elsewhere.

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

Our capital expenditures are limited by our liquidity and capital resources and by the need to pay our other expenses and to maintain adequate cash reserves and borrowing capacity to meet unexpected demands that may arise. We believe that our ratio of capital expenditures to sales is lower than the comparable ratio for our principal competitors.

Productivity improvements and manufacturing cost improvements may be required to offset potential increases in labor and raw material costs, including inflationary increases, and competitive price pressures. In addition, as part of our strategy to reduce high-cost and excess manufacturing capacity and to increase our capacity to produce higher margin tires, we may need to modernize or expand our facilities. We may also need to make additional capital expenditures in order to achieve our global climate ambition and related goals. We are currently undertaking significant construction, expansion and modernization projects globally.

We may not have sufficient resources to implement planned capital expenditures with minimal disruption to our existing manufacturing operations, or within desired time frames and budgets. Any disruption to our operations, delay in implementing capital improvements or unexpected costs may materially adversely affect our business and results of operations.

If we are unable to make sufficient capital expenditures, or to maximize the efficiency of the capital expenditures we do make, we may be unable to achieve productivity improvements, which may harm our competitive position, to manufacture the products necessary to compete successfully in our targeted market segments, or to achieve our global climate ambition and related goals. In addition, plant construction and modernization may temporarily disrupt our manufacturing operations and lead to temporary increases in our costs.

A prolonged economic downturn or economic uncertainty could adversely affect our business and results of operations.

Deterioration of global or regional economic conditions, including recession, financial instability, inflation, labor shortages or energy availability and costs (including fuel surcharges), could negatively impact our business and our results of operations. A prolonged economic downturn can adversely affect OE production levels and consumer spending habits on replacement tires, resulting in lower-than-expected net sales. Inflation, which has risen significantly, has and may continue to increase our operational costs, including labor, transportation and energy costs, and continued increases in interest rates in response to concerns about inflation may have the effect of further increasing economic uncertainty or creating recessionary economic conditions. As a result, instability and weakness of the U.S. and global economies, including due to recession, inflation, high unemployment, disruptions to financial markets, geopolitical events and other effects caused directly or indirectly by the COVID-19 pandemic, and the corresponding negative effects on consumer spending, may materially negatively affect our business and results of operations.

Raw material, energy and transportation costs may materially adversely affect our operating results and financial condition.

Raw material, energy and transportation costs can be volatile. Inflationary cost pressures, among other factors, may cause increases in the prices of natural and synthetic rubber, carbon black and petrochemical-based commodities. Market conditions, including actions by competitors, or contractual obligations may prevent us from passing any such increased costs on to our customers through timely price increases. Additionally, increased demand for consumer products and supply chain disruptions as a result of the pandemic and other global events, including port congestion and container shortages, has led to inflationary cost pressures on transportation. Higher raw material, energy and transportation costs around the world may offset our efforts to reduce our cost structure. High demand for and/or limited availability of raw materials and other energy sources could result in declining margins and operating results and adversely affect our financial condition. The volatility of raw material costs may cause our margins, operating results and liquidity to fluctuate. In addition, lower raw material costs may put downward pressure on the price of tires, which could ultimately reduce our margins and adversely affect our results of operations. If the Company is unable to obtain adequate sources of raw materials, energy or transportation, its operations could be interrupted. In addition, fluctuations in the price of gasoline for consumers can affect driving and purchasing habits and impact demand for tires.

If we fail to extend or renegotiate significant collective bargaining contracts with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage or interruption, our business, results of operations, financial condition and liquidity could be materially adversely affected.

We are a party to collective bargaining contracts with our labor unions, which represent a significant number of our employees, including our collective bargaining agreements with the USW. The new Goodyear agreement with the USW, which covers approximately 5,700 of our associates in the United States at December 31, 2022, was ratified in the second half of 2022 and expires in July 2026. Approximately 2,300 of our associates at our Texarkana and Findlay plants in the United States at December 31, 2022 are covered by separate collective bargaining agreements with the USW, which expire in June 2024 and February 2024, respectively. In addition, approximately 21,000 of our associates outside of the United States are covered by union contracts that have expired or are expiring in 2023, primarily in Germany, Poland, China, Mexico, Slovenia, France and Turkey. Although we believe that our relations with our associates are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage or interruption, we could experience a significant disruption of, or inefficiencies in, our operations or incur higher labor costs, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

Russia’s invasion of Ukraine and the resulting government sanctions could result in significant macroeconomic consequences, including increased inflationary pressures, market volatility, economic restrictions and business disruptions, which could negatively impact our business, financial condition and results of operations.

While it remains challenging to operate our business in Ukraine, we were able to resume shipments of tires into the country on a limited basis during the second quarter of 2022 and to expand our shipments during the second half of the year. In addition, we previously suspended all shipments of tires to Russia during the first quarter of 2022 and approved the discontinuation of our Russian operations in January 2023. These actions have not had and are not expected to have a direct material impact on our financial results. Nonetheless, the ongoing conflict has aggravated already challenging macroeconomic trends, including global supply chain disruptions, higher costs for certain raw materials and higher energy and transportation costs. The conflict has led to increases in the cost of energy and the potential for energy shortages, especially in Europe. We have taken steps to offset the increased cost, but we cannot predict the degree to or the time period over which energy costs will increase.

In response to Russia’s invasion in Ukraine, a number of countries, including the United States, the United Kingdom and members of the European Union, have implemented economic sanctions on Russia and certain Russian enterprises and individuals. The conflict could result in further sanctions and embargoes, regional instability and potential retaliatory action by the Russian government, including cyber-attacks. While we continue to take actions to ensure the safety of our associates and the continuity of our business operations, the extent of the conflict’s impact on the global economy cannot be predicted.

Financial difficulties, work stoppages, supply disruptions or economic conditions affecting our major customers, dealers or suppliers could harm our business.

The tire industry has been negatively impacted by the COVID-19 pandemic. 2020 was characterized by a sudden and sharp decline in replacement tire demand and original equipment manufacturers suspending or severely limiting automobile production globally; the industry is still recovering. In addition, supply chain issues impacted new vehicle production throughout 2021 and 2022. As a result of these factors, automotive vehicle production and global tire industry demand continues to be difficult to predict.

Although sales to our OE customers accounted for approximately 15% of our net sales in 2022, demand for our products by OE customers and production levels at our facilities are impacted by automotive vehicle production. Automotive production and sales are highly cyclical and sensitive to general economic conditions and other factors, such as credit availability, interest rates, fuel prices, and consumer preference and confidence. Economic declines that result in a significant reduction in automotive production would have an adverse effect on our sales to OE customers. We may experience future declines in sales volume due to declines in new vehicle production and sales, the performance, discontinuation or sale of certain OE brands, platforms or programs, increased competition, or weakness in the demand for replacement tires, which could result in us incurring under-absorbed fixed costs at our production facilities or slowing the rate at which we are able to recover those costs. At various times, some regions around the world may be more particularly impacted by these factors than other regions.

Automotive production can also be affected by the ongoing pandemic, labor relation issues or shortages, financial difficulties or supply disruptions. Our OE customers could experience production disruptions resulting from their own or supplier labor, financial or supply difficulties, or from government actions to contain and combat the outbreak and spread of COVID-19. Such events may cause an OE customer to reduce or suspend vehicle production. Other customers, such as dealers, retailers or distributors, may experience similar disruptions to their operations. As a result, a customer could halt or significantly reduce purchases of our products, which would harm our results of operations, financial condition and liquidity. We cannot predict when customers will decide to increase or decrease inventory levels or whether new inventory levels will approximate historical inventory levels. Uncertainty and other unexpected fluctuations could have a material adverse effect on our business and financial condition.

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

A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels and government regulations. Although we have not experienced any material labor shortages to date, we have observed an increasingly competitive labor market. The increasing competition for highly skilled and talented employees has resulted, and could in the future result, in higher compensation costs and could result in difficulties in maintaining a capable workforce. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have unintended negative effects, our business could be adversely affected. A sustained labor shortage, lack of skilled labor, increased turnover or labor cost inflation, caused by the ongoing COVID-19 pandemic or as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, which could negatively affect our ability to efficiently operate our manufacturing and distribution facilities and overall business and have other adverse effects on our results of operations and financial condition.

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

Our manufacturing and distribution facilities are subject to numerous federal, state, local and foreign laws and regulations designed to protect the environment, including increased government regulations to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change, and we expect that additional requirements with respect to environmental matters, including reporting requirements, will be imposed on us in the future. In addition, we have contractual indemnification obligations for environmental remediation costs and liabilities that may arise relating to certain divested operations.

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

We have a substantial amount of debt. As of December 31, 2022, our debt (including finance leases) on a consolidated basis was approximately $7.9 billion. Our substantial amount of debt and other obligations could have important consequences. For example, it could:

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

Certain of our borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require us to use more of our available cash to service our indebtedness. There can also be no assurance that we will be able to enter into swap agreements or other hedging arrangements in the future if we desire to do so, or that any existing or future hedging arrangements will offset increases in interest rates. As of December 31, 2022, we had approximately $1.7 billion of variable rate debt outstanding.

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

Additionally, we are subject to privacy, data protection, and information security laws and regulations (“Data Protection Laws”) in the United States and in jurisdictions around the globe that restrict the use, disclosure, transfer and processing of personal data. For example, we are subject to the GDPR, the California Consumer Privacy Act (“CCPA”), and the Brazilian Lei Geral de Proteção de Dados. Costs to comply with these Data Protection Laws are significant and the failure to comply with these laws could result in material legal exposure and business impact. The GDPR, for example, imposes onerous accountability obligations on companies, with penalties for non-compliance of up to the greater of €20 million or four percent of annual global revenue. The GDPR, and other Data Protection Laws, also grant corrective powers to supervisory authorities, including the ability to impose a limit on processing personal data or to order companies to cease operations.

The Data Protection Laws are part of an evolving global data protection landscape in which the number, complexity, requirements and consequences of non-compliance with these laws are increasing. This landscape includes legislative proposals recently adopted or currently pending in the United States, at both the federal and state levels, as well as in other jurisdictions, implementing new or additional requirements for data protection that could further increase compliance costs, the cost and complexity of delivering our products and services, and significantly affect our business.

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

Damage to our brand and reputation could have an adverse effect on our business.

Our well-known and trusted brand names are a key competitive advantage. We believe that our future success depends, in part, on preserving, enhancing, and leveraging the value of our brands and executing our brand strategies, discussed above, which are designed to drive end-user demand for our products. A decline in the reputation of one or more of our brands as a result of deficiencies or defects in the design or manufacture of our products, or from legal proceedings, product recalls or warranty claims resulting from such deficiencies or defects, may harm our reputation, reduce demand for our products and adversely affect our business.

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

The financial position and results of operations of many of our international subsidiaries are initially recorded in various foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our financial statements. The strengthening of the U.S. dollar against these foreign currencies ordinarily has a negative impact on our reported sales and operating margin (and conversely, the weakening of the U.S. dollar against these foreign currencies has a positive impact). For the year ended December 31, 2022, foreign currency translation unfavorably affected sales by $1,114 million and unfavorably affected segment operating income by $16 million compared to the year ended December 31, 2021. The volatility of currency exchange rates may materially adversely affect our operating results.

We may be impacted by economic and supply disruptions associated with events beyond our control, such as war, including the current conflict between Russia and Ukraine, acts of terror, political unrest, public health concerns, labor disputes or natural disasters.

We manage businesses and facilities worldwide. Our facilities and operations, and the facilities and operations of our suppliers and customers, could be disrupted by events beyond our control, such as war, acts of terror, political unrest, public health concerns, labor disputes, or severe weather conditions or natural disasters. In addition, our operations could be adversely affected as a result of other disruptions at our facilities due to fire, electrical blackouts, power losses, telecommunications failures or other similar effects. Any such disruption could cause delays in the production and distribution of our products and the loss of sales and customers. We may not be insured against all such potential losses and, if insured, the insurance proceeds that we receive may not adequately compensate us for all of our losses.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We manufacture our products in 57 manufacturing facilities located around the world including 18 plants in the United States.

AMERICAS MANUFACTURING FACILITIES. Americas owns or leases and operates 29 manufacturing facilities in 7 countries, including:

•
16 tire plants,
•
4 chemical plants,
•
3 tire manufacturing equipment plants,
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

PLANT UTILIZATION. Our worldwide tire capacity utilization rate was approximately 89% during 2022 compared to approximately 87% in 2021 and 68% in 2020. The utilization rate in 2022 was reflective of our continued recovery from the pandemic-related factory shutdowns in 2020. The reported capacity utilization is an overall average for the Company. Our utilization rate can vary significantly between product lines, depending on the complexity of the tires, and between consumer and commercial tires, and can also vary between business segments.

OTHER FACILITIES. We also own and operate five research and development facilities and technical centers, three development centers, one innovation lab, and seven tire proving grounds. We lease our Corporate and Americas headquarters and our research and development facility and technical center in Akron, Ohio. We operate approximately 950 retail outlets for the sale of our tires to consumer and commercial customers, approximately 40 tire retreading facilities and approximately 300 warehouse distribution facilities. Substantially all of these facilities are leased. We do not consider any one of these leased properties to be material to our operations. For additional information regarding leased properties, refer to Notes to the Consolidated Financial Statements No. 14, Property, Plant and Equipment, and No. 15, Leases. Certain of our manufacturing facilities are mortgaged as collateral for our secured credit facilities. Refer to Note to the Consolidated Financial Statements No. 16, Financing Arrangements and Derivative Financial Instruments.

ITEM 3. LEGAL PROCEEDINGS.

Asbestos Litigation

We are currently one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 37,200 claimants at December 31, 2022 relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present at our facilities. We manufactured, among other things, rubber coated asbestos sheet gasket materials from 1914 through 1973 and aircraft brake assemblies containing asbestos materials prior to 1987. Some of the claimants are independent contractors or their employees who allege exposure to asbestos while working at certain of our facilities. It is expected that in a substantial portion of these cases there will be no evidence of exposure to a Goodyear manufactured product containing asbestos or asbestos in our facilities. The amount expended by us and our insurers on defense and claim resolution was $16 million during 2022. The plaintiffs in the pending cases allege that they were exposed to asbestos and, as a result of such exposure, suffer from various respiratory diseases, including in some cases mesothelioma and lung cancer. The plaintiffs are seeking unspecified actual and punitive damages and other relief. For additional information on asbestos litigation, refer to Note to the Consolidated Financial Statements No. 20, Commitments and Contingent Liabilities.

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

Other Matters

In addition to the legal proceedings described above, various other legal actions, indirect tax assessments, claims and governmental investigations and proceedings covering a wide range of matters are pending against us, including claims and proceedings relating to several waste disposal sites that have been identified by the United States Environmental Protection Agency and similar agencies of various states for remedial investigation and cleanup, which sites were allegedly used by us in the past for the disposal of industrial waste materials. Based on available information, we do not consider any such action, assessment, claim, investigation or proceeding to be material, within the meaning of that term as used in Item 103 of Regulation S-K and the instructions thereto. For additional information regarding our legal proceedings, refer to Note to the Consolidated Financial Statements No. 20, Commitments and Contingent Liabilities.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The principal market for our common stock is the Nasdaq Global Select Market (Stock Exchange Symbol: GT). At December 31, 2022, there were 12,009 holders of record of the 282,896,352 shares of our common stock then outstanding.

Set forth in the table below is certain information regarding the number of shares of our common stock that were subject to outstanding stock options or other compensation plan awards at December 31, 2022.

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in Column (a))
	(a)
Equity compensation plans approved by shareholders	5,927,398	$17.20	21,697,291	(1)
Equity compensation plans not approved by shareholders	—	—	—
Total	5,927,398	$17.20	21,697,291

(1)
Under our equity compensation plans, up to a maximum of 2,229,290 performance shares in respect of performance periods ending on or subsequent to December 31, 2022, 103,492 shares of restricted stock and 1,374,608 restricted stock units have been awarded. In addition, up to 34,598 shares of common stock may be issued in respect of the deferred payout of awards made under our equity compensation plans. The number of performance shares indicated assumes the maximum possible payout that may be earned during the relevant performance periods.

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

This management's discussion and analysis provides comparisons of material changes in the consolidated financial statements for the years ended December 31, 2022 and 2021. For a comparison of the years ended December 31, 2021 and 2020, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2021.

In January 2023, we approved a rationalization plan and workforce reorganization that will result in an approximately 5% reduction in salaried staff globally, or about 500 positions, in response to a challenging industry environment and cost pressure driven by inflation. In certain foreign countries, relevant portions of the rationalization plan remain subject to consultation with employee representative bodies. We expect to substantially complete the rationalization plan during the first and second quarters of 2023 and estimate total pre-tax charges associated with this action to be approximately $55 million, of which approximately $39 million are expected to be cash charges primarily for associate-related and other exit costs, with the remainder representing non-cash charges primarily for accelerated depreciation and other asset-related charges. We recorded $37 million of pre-tax charges in the fourth quarter of 2022 and expect to record a majority of the remaining charges in the first quarter of 2023. A majority of the cash outflows associated with this plan relate to cash severance payments that are expected to be paid during the first half of 2023. The rationalization and reorganization will result in quarterly run-rate savings of approximately $15 million, beginning in the second quarter of 2023. Savings in the first quarter of 2023 are expected to be $5 million.

In October 2022, we approved a plan to close the Melksham, United Kingdom tire manufacturing facility ("Melksham"), which was acquired in conjunction with the merger between the Company and Cooper Tire. The plan is intended to address long-standing competitiveness issues at Melksham. The plan also (i) consolidates our premium motorcycle tire production in Europe into a single center of excellence based in our Montlucon, France tire manufacturing facility, (ii) discontinues Cooper Tire’s European motorsport program and (iii) transfers light truck tire production from the Montlucon facility to other tire manufacturing facilities in Europe. The plan includes approximately 320 job reductions at Melksham. The plan remains subject to consultation with relevant employee representative bodies. We expect to substantially complete this rationalization plan by the end of 2023 and estimate total pre-tax charges associated with this plan to be between $80 million and $90 million, of which $60 million to $70 million are expected to be cash charges primarily for associate-related and other exit costs, with the remainder representing non-cash charges primarily for accelerated depreciation and other asset-related charges. We recorded $34 million of pre-tax charges in 2022 related to this plan. The majority of the remaining charges and cash outflows associated with this plan are expected to occur in 2023.

During the third quarter of 2022, members of the United Steelworkers ratified a new four-year master collective bargaining agreement with us. The new contract, which expires in July 2026, addresses compensation costs while providing operational improvements that increase manufacturing flexibility and productivity for our U.S. plants covered by the agreement.

Results of Operations

On June 7, 2021, we completed the acquisition of Cooper Tire. Since the Closing Date, Cooper Tire's operating results have been incorporated into our consolidated results of operations. For periods that are not fully comparable, we discuss the impact of Cooper Tire's operating results separately up to the point within those periods when consolidated results became comparable.

During 2022, our operating results reflected a difficult macroeconomic environment, including the strengthening of the U.S. dollar against most foreign currencies. Our results also reflect higher input costs mostly offset by price and product mix and the benefits of our acquisition of Cooper Tire. Challenging market conditions persist, driven by the direct and indirect macroeconomic effects of the ongoing COVID-19 pandemic, the conflict in Ukraine and other global events, that continue to negatively influence our results.

Our global businesses are experiencing varying stages of recovery from the pandemic. National and local efforts during the year in certain countries, such as China, to contain the spread of COVID-19 and its related variants, such as renewed stay-at-home orders and other restrictions on mobility, continued to negatively impact economic conditions and our operations. For instance, some of our facilities, including our facilities in Pulandian and Kunshan, China, had to temporarily shut down or limit production at various times throughout the year because of these restrictions.

Increased demand for consumer products, supply chain disruptions and other factors have led to continuing inflationary cost pressures on our results, including higher costs for certain raw materials, higher transportation costs and higher energy costs. Energy cost increases have been more pronounced in Europe driven by the indirect impacts of the conflict in Ukraine. Furthermore, shortages of certain automobile parts, such as semiconductors, continue to affect OE manufacturers’ ability to produce consumer and commercial vehicles consistently, although the industry, and our volume, experienced some recovery during the second half of 2022.

We also continue to experience increased labor-related costs and manufacturing inefficiencies associated with the ongoing tight labor supply, particularly in the U.S. To address this issue, we have accelerated hiring as necessary, increased training capacity and started to adjust future investment plans to consider not just the cost, but also the availability of qualified workers.

While most of our global tire manufacturing facilities operated at or near full capacity during 2022, in order to address softening industry demand and prevent the buildup of excess inventory, we reduced production in the fourth quarter of 2022 at most of our tire manufacturing facilities, resulting in a reduction of approximately 3.5 million units compared to production in the fourth quarter of 2021, primarily in Americas and EMEA. Decisions to change production levels in the future will be based on an evaluation of market demand signals and inventory and supply levels, as well as the availability of sufficient qualified labor and our ability to continue to safeguard the health of our associates.

While it remains challenging to operate our business in Ukraine, we were able to resume shipments of tires into the country on a limited basis during the second quarter of 2022 and to expand our shipments during the second half of the year. In addition, we previously suspended all shipments of tires to Russia during the first quarter of 2022 and approved the discontinuation of our Russian operations in January 2023. Goodyear’s sales in Ukraine and Russia represented 0.3% and 1.2%, respectively, of our total 2021 net sales of $17.5 billion. We do not have manufacturing operations in either Ukraine or Russia, and we continue to take numerous actions to ensure continuity of supply for raw materials used in manufacturing, some of which are sourced from the impacted area. These actions include increasing our safety stocks when possible, identifying substitutes where appropriate and building alternate supplier relationships where necessary. Nonetheless, the ongoing conflict continues to aggravate the already challenging macroeconomic trends described above, including global supply chain disruptions, higher costs for certain raw materials and higher transportation and energy costs. The situation continues to be very dynamic and we are continually assessing all potential impacts on our associates and business.

Our results for 2022 include a 9.0% increase in tire unit shipments compared to 2021, reflecting the addition of Cooper Tire's operations for the full year, as well as some recovery in OE, including share gains from new OE fitments, despite ongoing supply chain disruptions and shortages. In addition to higher raw material costs, we incurred approximately $890 million of year-over-year incremental costs during 2022 related to inflation and other cost pressures, primarily higher transportation and energy costs, compared to $209 million in 2021.

Net sales were $20,805 million in 2022, compared to $17,478 million in 2021. Net sales increased in 2022 primarily due to global improvements in price and product mix, the addition of incremental net sales from Cooper Tire during the first six months of 2022, higher sales in other tire related businesses, driven by increased third-party chemical sales in Americas, growth in EMEA's Fleet Solutions, higher aviation sales in Americas and EMEA, and increased retail sales in Americas, and higher tire volume in Asia Pacific and EMEA, partially offset by lower tire volume in Americas. These increases were partially offset by unfavorable foreign currency translation, primarily in EMEA and Asia Pacific, driven by the strengthening of the U.S. dollar.

Goodyear net income in 2022 was $202 million, or $0.71 per share, compared to net income of $764 million, or $2.89 per share, in 2021. The decrease in Goodyear net income was primarily due to higher U.S. and Foreign Tax Expense, higher interest expense and higher rationalization charges. Income taxes in 2021 included discrete tax benefits of $340 million related to a reduction in valuation allowances on certain U.S. deferred tax assets primarily for foreign tax credits and $39 million to adjust our deferred tax assets in England for an enacted change in tax rate.

Our total segment operating income for 2022 was $1,276 million, compared to $1,288 million in 2021. The $12 million decrease was primarily due to increased conversion costs of $462 million, higher transportation and import duty costs of $292 million, primarily in Americas and EMEA, and higher Selling, Administrative and General Expense ("SAG") of $96 million, all driven by the inflationary cost trends described above, as well as a favorable indirect tax ruling in Brazil of $69 million in 2021, a favorable settlement of $20 million in 2021 due to a reduction in certain U.S. duty rates on various Cooper Tire commercial tires from China imported into the U.S. during 2019, and unfavorable foreign currency translation of $16 million, primarily in Asia Pacific, driven by the strengthening of the U.S. dollar. These decreases were mostly offset by global improvements in price and product mix of $2,532 million, which more than offset higher raw material costs of $1,885 million, $72 million of amortization expense during the second half of 2021 related to a Cooper Tire fair value step-up in inventory acquired by Goodyear, and higher earnings in other tire-related businesses of $21 million, primarily due to higher aviation sales and retread sales in Americas and EMEA. The remainder of the change was driven by the addition of incremental Cooper Tire operating results during the first six months of 2022. Refer to "Results of Operations — Segment Information" for additional information.

Liquidity

At December 31, 2022, we had $1,227 million of Cash and Cash Equivalents as well as $4,035 million of unused availability under our various credit agreements, compared to $1,088 million and $4,345 million, respectively, at December 31, 2021. The increase in cash and cash equivalents of $139 million was primarily due to net borrowings of $582 million, cash provided by operating activities of $521 million and cash proceeds of $108 million received from a sale and leaseback transaction in Americas in the second quarter of 2022, partially offset by capital expenditures of $1,061 million. Cash provided by operating activities reflects net income for the period of $209 million, which includes non-cash charges for depreciation and amortization of $964 million, non-cash rationalization charges of $129 million, non-cash net pension curtailment and settlement charges of $124 million, and a non-cash gain of $95 million related to the sale and leaseback transaction in Americas, partially offset by cash used for working capital of $689 million, rationalization payments of $95 million and pension contributions and direct payments of $60 million, as well as the impact of other changes to various assets and liabilities on the Balance Sheet. Refer to "Liquidity and Capital Resources" for additional information.

Outlook

The global economy continues to face uncertain macroeconomic conditions, including the ongoing effects of inflation, which have led to higher interest rates and lower consumer confidence. Uncertainties around the availability of energy in Europe have more profoundly affected consumer spending in that region. COVID-19 infections in China are expected to continue to negatively impact consumer spending in that country through the early part of 2023. Although the situation continues to improve, OE manufacturers continue to be affected by shortages of materials and components, limiting vehicle production. The combination of these and other factors have lowered tire industry volumes globally in the fourth quarter of 2022. We expect these soft industry conditions to persist in the first quarter of 2023, especially in Europe, which are expected to reduce our total volume by approximately 5% compared to the first quarter of 2022. Because of this industry softness in Europe, we anticipate segment operating income in EMEA will approach breakeven in the first quarter of 2023 but will return to levels of recent historical performance by the middle of the year.

We expect our raw material costs to increase approximately $200 million in 2023 compared to 2022, including the impact of the stronger U.S. dollar and higher transportation and supplier costs. This net increase includes higher raw material costs of approximately $300 million and $100 million in the first and second quarters of 2023, respectively, and lower raw material costs of approximately $200 million in the second half of the year. We anticipate price and product mix improvements to more than offset raw material cost increases in the first quarter of 2023 by approximately $100 million. Natural and synthetic rubber prices and other commodity prices historically have been volatile, and our raw material costs could change based on future cost fluctuations and changes in foreign exchange rates. We continue to focus on price and product mix, to substitute lower cost materials where possible, to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials to minimize the impact of higher raw material costs.

In addition to higher raw material costs, we expect the impact of other inflationary cost pressures to persist, particularly with respect to transportation, labor and energy costs. We expect the negative impact from non-raw material inflation in the first quarter of 2023 will be approximately $175 million compared with the first quarter of 2022. We continue to focus on actions to offset costs other than raw materials through cost savings initiatives, including rationalization actions, further price actions and improvements in product mix. We also anticipate our first quarter 2023 results will be negatively impacted by our reduced production levels in the fourth quarter of 2022 of approximately 3.5 million tire units. We also plan to reduce our production levels in the first quarter of 2023 by the same number of units as the fourth quarter of 2022, which will impact our second quarter of 2023 results.

For the full year of 2023, we expect working capital to be a source of operating cash flows of approximately $100 million. We anticipate our capital expenditures will be approximately $1.0 billion. Our capital expenditures in 2023 will be focused on projects to modernize certain of our manufacturing facilities and expand others to address anticipated future demand, in addition to capital expenditures to sustain our facilities. We anticipate our cash flows will include rationalization payments of approximately $100 million, as we continue to address our cost structure.

Refer to “Item 1A. Risk Factors” for a discussion of the factors that may impact our business, results of operations, financial condition or liquidity and “Forward-Looking Information — Safe Harbor Statement” for a discussion of our use of forward-looking statements.

RESULTS OF OPERATIONS — CONSOLIDATED

Goodyear net income in 2022 was $202 million, or $0.71 per share, compared to net income of $764 million, or $2.89 per share, in 2021. The decrease in Goodyear net income was primarily due to higher U.S. and Foreign Tax Expense, higher interest expense and higher rationalization charges. Income taxes in 2021 included discrete tax benefits of $340 million related to the reduction in valuation allowances on certain U.S. deferred tax assets primarily for foreign tax credits and $39 million to adjust our deferred tax assets in England for an enacted change in the tax rate. Additionally, our 2021 earnings included the impact of a severe winter storm in the U.S., which was estimated to negatively impact earnings by $54 million ($44 million after-tax and minority).

Net Sales

Net sales in 2022 of $20,805 million increased $3,327 million, or 19.0%, compared to $17,478 million in 2021, primarily due to global improvements in price and product mix of $2,556 million, the addition of an incremental $1,532 million of net sales from Cooper Tire during the first six months of 2022, higher sales in other tire related businesses of $316 million, driven by increased third-party chemical sales in Americas, growth in EMEA's Fleet Solutions, higher aviation sales in Americas and EMEA, and increased retail sales in Americas, and higher tire volume of $41 million in Asia Pacific and EMEA, partially offset by lower tire volume in Americas. These increases were partially offset by unfavorable foreign currency translation of $1,114 million, primarily in EMEA and Asia Pacific, driven by the strengthening of the U.S. dollar. Goodyear worldwide tire unit net sales were $17,886 million and $14,917 million in 2022 and 2021, respectively. Consumer and commercial net sales were $13,163 million and $4,205 million in 2022, respectively. Consumer and commercial net sales were $11,118 million and $3,702 million in 2021, respectively.

The following table presents our tire unit sales for the periods indicated:

	Year Ended December 31,
(In millions of tires)	2022	2021	% Change
Replacement Units
United States	62.3	55.3	12.7%
International	81.6	78.8	3.6%
Total	143.9	134.1	7.3%
OE Units
United States	10.3	9.6	7.3%
International	30.3	25.6	18.4%
Total	40.6	35.2	15.4%
Goodyear worldwide tire units	184.5	169.3	9.0%

The increase in worldwide tire unit sales of 15.2 million units, or 9.0%, compared to 2021, included an increase of 9.8 million replacement tire units, or 7.3%, primarily due to the addition of Cooper Tire's units. OE tire units increased by 5.4 million units, or 15.4%, primarily due to higher vehicle production globally compared to 2021, despite ongoing supply chain disruptions and shortages, and share gains from new OE fitments. Consumer and commercial unit sales in 2022 were 169.0 million and 13.6 million, respectively. Consumer and commercial unit sales in 2021 were 154.2 million and 13.1 million, respectively.

Cost of Goods Sold

Cost of Goods Sold ("CGS") was $16,953 million in 2022, increasing $3,261 million, or 23.8%, from $13,692 million in 2021. CGS was 81.5% of sales in 2022 compared to 78.3% of sales in 2021. CGS in 2022 increased primarily due to higher raw material costs of $1,885 million, the addition of an incremental $1,194 million of CGS from Cooper Tire during the first six months of 2022, which includes a favorable year-over-year impact of $38 million ($29 million after-tax and minority) of amortization expense in 2021 related to the fair value adjustment to the Closing Date inventory of Cooper Tire that was acquired by Goodyear, higher conversion costs of $462 million driven by inflation and higher energy costs, higher costs in other tire-related businesses of $295 million driven by increased third-party chemical and retail sales in Americas and growth in EMEA's Fleet Solutions, higher transportation and import duty costs of $292 million primarily in Americas and EMEA, a favorable indirect tax ruling in Brazil of $69 million in 2021, of which $66 million ($43 million after-tax and minority) related to prior years, higher tire volume of $47 million, and a favorable adjustment of $20 million ($15 million after-tax and minority) in the second half of 2021 due to a reduction in certain U.S. duty rates on various Cooper Tire commercial tires from China imported into the U.S. during 2019. These increases were partially offset by foreign currency translation of $942 million, primarily in EMEA and Asia Pacific, driven by the strengthening of the U.S. dollar, and $72 million ($53 million after-tax and minority) of amortization expense during the second half of 2021 related to the fair value adjustment to the Closing Date inventory of Cooper Tire that was acquired by Goodyear.

CGS in 2022 included pension expense of $22 million compared to $21 million in 2021. CGS in 2022 also included a gain of $14 million ($11 million after-tax and minority) in the first half of 2022 due to a reduction in certain U.S. duty rates on various Cooper Tire commercial tires from China imported into the U.S. during 2020 and a gain of $7 million ($6 million after-tax and minority) in Americas related to insurance recoveries. CGS in 2022 included incremental savings from rationalization plans of $2 million compared to $63 million in 2021.

Selling, Administrative and General Expense

SAG was $2,798 million in 2022, increasing $99 million, or 3.7%, from $2,699 million in 2021. SAG was 13.4% of sales in 2022 compared to 15.4% of sales in 2021. SAG increased primarily due to the addition of incremental SAG from Cooper Tire during the first six months of 2022 and $130 million of cost increases reflecting the inflationary cost trends described above. These increases were partially offset by foreign currency translation of $156 million, primarily in EMEA and Asia Pacific, driven by the strengthening of the U.S. dollar, and lower wages and benefits of $36 million, driven by reduced incentive compensation. SAG in 2022 included pension expense of $15 million compared to $18 million in 2021. SAG in 2022 included incremental savings from rationalization plans of $12 million compared to $9 million in 2021.

SAG and CGS in 2022 included $28 million and $9 million, respectively, of accelerated depreciation and asset write-offs, of which $30 million ($27 million after-tax and minority) in total related to rationalization activities. SAG and CGS in 2021 included a total of $6 million ($4 million after-tax and minority) of transaction costs related to the Cooper Tire acquisition.

Rationalizations

We recorded net rationalization charges of $129 million ($120 million after-tax and minority) in 2022. Net rationalization charges include $37 million for the plan primarily to reduce salaried staff globally, $34 million for the plan to close Melksham, $24 million for a plan to reduce duplicative global SAG headcount and close redundant warehouse locations in Americas as part of our ongoing Cooper Tire integration efforts, $16 million related to the permanent closure of our tire manufacturing facility in Gadsden, Alabama, and $14 million related to the exit of our retail operations in South Africa.

We recorded net rationalization charges of $93 million ($82 million after-tax and minority) in 2021. Net rationalization charges include $38 million in Americas, primarily related to the permanent closure of our tire manufacturing facility in Gadsden, Alabama, $29 million related to a plan to reduce SAG headcount in EMEA, and $26 million related to a plan to modernize two of our manufacturing facilities in Germany.

Upon completion of new plans initiated in 2022, we estimate that annual segment operating income (primarily SAG) will improve by approximately $150 million. The savings realized in 2022 from rationalization plans totaled $14 million ($12 million SAG and $2 million CGS).

For further information, refer to Note to the Consolidated Financial Statements No. 4, Costs Associated with Rationalization Programs.

Interest Expense

Interest expense was $451 million in 2022, increasing $64 million from $387 million in 2021. The increase was primarily due to a higher average debt balance of $8,266 million in 2022 compared to $7,267 million in 2021 and a higher average interest rate of 5.46% in 2022 compared to 5.33% in 2021. Interest expense in 2021 included a $6 million ($5 million after-tax and minority) charge related to the redemption of our former $1.0 billion 5.125% senior notes due 2023.

Other (Income) Expense

Other (Income) Expense was $75 million and $94 million of expense in 2022 and 2021, respectively. The $19 million decrease in expense was primarily due to net gains on asset and other sales of $115 million ($87 million after-tax and minority) in 2022 primarily related to the sale and leaseback transaction in Americas, $50 million ($42 million after-tax and minority) of transaction and other costs related to the Cooper Tire acquisition in 2021, net pension curtailment and settlement charges of $43 million ($32 million after-tax and minority) in 2021, and an out of period adjustment of $7 million ($7 million after-tax and minority) of expense related to foreign currency exchange in Americas in 2021. These decreases were partially offset by net pension curtailment and settlement charges of $124 million ($93 million after-tax and minority) in 2022, $48 million ($44 million after-tax and minority) of interest income related to the favorable indirect tax ruling in Brazil in 2021, $15 million of expense ($11 million after-tax and minority) for intellectual property-related legal claims in 2022, net gains on asset and other sales in 2021 of $12 million ($8 million after-tax and minority) primarily related to the sale of land in Hanau, Germany, and a favorable insurance settlement of $10 million ($8 million after-tax and minority) in 2021. The remainder of the difference is mostly attributable to higher interest income in 2022 compared to 2021, driven by higher interest rates.

For further information, refer to Note to the Consolidated Financial Statements No. 6, Other (Income) Expense.

Income Taxes

Income tax expense in 2022 was $190 million on income before income taxes of $399 million. In 2022, income tax expense includes net discrete tax expense totaling $23 million ($23 million after minority interest), including a charge of $14 million to write off deferred tax assets related to tax loss carryforwards in the UK and a charge of $11 million to establish a full valuation allowance on our net deferred tax assets in Russia, partially offset by a net benefit of $2 million for various other items.

Income tax benefit in 2021 was $267 million on income before income taxes of $513 million. In 2021, income tax benefit includes net discrete tax benefits totaling $409 million ($409 million after minority interest), including a reduction in our valuation allowances of $340 million for certain U.S. deferred tax assets for foreign tax credits and state tax loss carryforwards, a $39 million benefit to adjust our deferred tax assets in England for a second quarter enacted change in the tax rate, a $21 million benefit to reflect an increase in our estimated state tax rate used in calculating our U.S. net deferred tax assets as a result of a change in the overall mix of our earnings by state after including the impact of the acquisition of Cooper Tire, an $8 million benefit related to a favorable court ruling in Brazil, and a net benefit of $1 million for various other items.

The difference between our effective tax rate and the U.S. statutory rate of 21% for both 2022 and 2021 primarily relates to losses in certain foreign jurisdictions in which no tax benefits are recorded, income in certain foreign jurisdictions taxed at rates higher than the U.S. statutory rate, and the discrete items described above.

On August 16, 2022, the Inflation Reduction Act (the "Act") was signed into law in the U.S. The Act includes a new 15% corporate alternative minimum tax ("CAMT"). This CAMT applies to tax years beginning after December 31, 2022 for companies with average annual adjusted financial statement income over the previous three years in excess of $1 billion. For 2023, we do not anticipate this CAMT will apply to us due to the significant pandemic-driven losses we incurred in 2020. As allowed, we elected to not consider the estimated impact of potential future CAMT obligations for purposes of assessing valuation allowances on our deferred tax assets.

At December 31, 2022 and December 31, 2021, we had approximately $1.1 billion and $1.2 billion of U.S. federal, state and local net deferred tax assets, respectively, inclusive of valuation allowances totaling $26 million in each year primarily for state tax loss carryforwards with limited lives. Approximately $700 million of these U.S. net deferred tax assets have unlimited lives and approximately $400 million have limited lives and expire between 2023 and 2042. In the U.S., we have a cumulative loss for the three-year period ended December 31, 2022. However, as the three-year cumulative loss in the U.S. is driven by business disruptions created by the COVID-19 pandemic, primarily in 2020, and only includes the favorable impact of the Cooper Tire acquisition since the Closing Date, we also considered other objectively verifiable information in assessing our ability to utilize our net deferred tax assets, including continued favorable overall volume trends in the tire industry and our tire volume compared to 2020 levels. In addition, the Cooper Tire acquisition has generated significant incremental domestic earnings since the Closing Date and provides opportunities for cost and other operating synergies to further improve our U.S. profitability.

At December 31, 2022 and December 31, 2021, our U.S. net deferred tax assets described above include approximately $230 million and $340 million, respectively, of foreign tax credits with limited lives. Our earnings and forecasts of future profitability, taking into consideration recent trends, along with three significant sources of foreign income, provide us sufficient positive evidence that we will be able to utilize these net foreign tax credits which expire through 2032. Our sources of foreign income are (1) 100% of our domestic profitability can be re-characterized as foreign source income under current U.S. tax law to the extent domestic losses have offset foreign source income in prior years, (2) annual net foreign source income, exclusive of dividends, primarily from royalties, and (3) tax planning strategies, including accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, and other financing transactions, all of which would increase our domestic profitability.

We consider our current forecasts of future profitability in assessing our ability to realize our deferred tax assets, including our foreign tax credits. These forecasts include the impact of recent trends, including various macroeconomic factors such as the impact of higher raw material, transportation, labor and energy costs, on our profitability, as well as the impact of tax planning strategies. These macroeconomic factors possess a high degree of volatility and can significantly impact our profitability. As such, there is a risk that future earnings will not be sufficient to fully utilize our U.S. net deferred tax assets, including our foreign tax credits. However, we believe our forecasts of future profitability along with the three significant sources of foreign income described above provide us sufficient positive, objectively verifiable evidence to conclude that it is more likely than not that, at December 31, 2022, our U.S. net deferred tax assets, including our foreign tax credits, will be fully utilized.

At December 31, 2022 and December 31, 2021, we also had approximately $1.2 billion and $1.3 billion of foreign net deferred tax assets, respectively, and related valuation allowances of approximately $1.0 billion in each year. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of $873 million on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances having a significant impact on our financial position or results of operations will exist within the next twelve months.

For further information regarding income taxes and the realizability of our deferred tax assets, including our foreign tax credits, refer to "Critical Accounting Policies" and Note to the Consolidated Financial Statements No. 7, Income Taxes.

Minority Shareholders’ Net Income

Minority shareholders’ net income was $7 million in 2022, compared to $16 million in 2021. The decrease in 2022 was primarily related to the impact of inflation on earnings of the minority interest in Turkey. Minority shareholders' net income in 2021 includes $3 million ($3 million after-tax) related to a settlement with a minority interest in Turkey.

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

Total segment operating income in 2022 was $1,276 million, a decrease of $12 million, or 0.9%, from $1,288 million in 2021. Total segment operating margin (segment operating income divided by segment sales) in 2022 was 6.1% compared to 7.4% in 2021.

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

Americas

	Year Ended December 31,
(In millions)	2022	2021	2020
Tire Units	95.0	85.9	56.7
Net Sales	$12,766	$10,051	$6,556
Operating Income	1,094	914	9
Operating Margin	8.6%	9.1%	0.1%

Americas unit sales in 2022 increased 9.1 million units, or 10.6%, to 95.0 million units. Replacement tire volume increased 7.9 million units, or 10.8%, primarily due to the addition of incremental Cooper Tire units during the first six months of 2022, partially offset by a decrease in our consumer business in the U.S. OE tire volume increased 1.2 million units, or 9.5%, primarily due to continued recovery from the impact on vehicle production of global supply chain disruptions, including shortages of key manufacturing components, such as semiconductors, driven by our consumer business in the U.S., Canada and Brazil.

Net sales in 2022 were $12,766 million, increasing $2,715 million, or 27.0%, from $10,051 million in 2021. The increase in net sales was primarily due to improvements in price and product mix of $1,402 million, driven by price increases, the addition of an incremental $1,355 million of net sales from Cooper Tire during the first six months of 2022, and higher sales in other tire-related businesses of $208 million, primarily due to higher third-party chemical, retail, aviation and retread sales. These increases were partially offset by lower tire volume of $258 million. We estimate that the severe winter storm in the U.S. negatively impacted Americas net sales in 2021 by approximately $35 million.

Operating income in 2022 was $1,094 million, increasing $180 million, or 19.7%, from $914 million in 2021. The increase in operating income was due to improvements in price and product mix of $1,452 million, which more than offset higher raw material costs of $881 million, $61 million of amortization expense in the second half of 2021 related to the fair value adjustment to the Closing Date inventory of Cooper Tire that was acquired by Goodyear, higher earnings in other tire-related businesses of $8 million, and the net impact of out of period adjustments in 2021 totaling $6 million ($6 million after-tax and minority) of expense primarily related to inventory and accrued freight charges. These increases were partially offset by higher conversion costs of $242 million and higher transportation and import duty costs of $229 million, both driven by the inflationary cost trends described above, lower tire volume of $81 million, the favorable indirect tax ruling in Brazil of $69 million in 2021, the favorable adjustment of $20 million in the second half of 2021 due to the reduction in certain U.S. duty rates on various Cooper Tire commercial tires from China imported into the U.S. during 2019, and higher SAG of $11 million. The remainder of the change was driven by the addition of Cooper Tire's incremental operating results during the first six months of 2022, which included a favorable year-over-year impact of $35 million for amortization expense in 2021 related to the fair value step-up of inventory acquired by Goodyear. SAG for 2022 includes incremental savings from rationalization plans of $7 million. We estimate that the severe winter storm in the U.S. as well as a national strike in Colombia negatively impacted Americas operating income in 2021 by approximately $42 million and $9 million ($9 million after-tax and minority), respectively.

Operating income in 2022 excluded net rationalization charges of $32 million and net gains on asset sales of $122 million, primarily related to the sale and leaseback transaction in the second quarter of 2022 and the sale and exit of certain retail locations in the fourth quarter of 2022. Operating income in 2021 excluded rationalization charges of $38 million and a net gain on asset sales of $1 million.

Americas' results are highly dependent upon the United States, which accounted for 84% of Americas' net sales in both 2022 and 2021. Results of operations in the United States are expected to continue to have a significant impact on Americas' future performance.

Europe, Middle East and Africa

	Year Ended December 31,
(In millions)	2022	2021	2020
Tire Units	55.1	52.7	44.5
Net Sales	$5,645	$5,243	$4,020
Operating Income (Loss)	61	239	(72)
Operating Margin	1.1%	4.6%	(1.8)%

Europe, Middle East and Africa unit sales in 2022 increased 2.4 million units, or 4.5%, to 55.1 million units. Replacement tire volume increased 1.3 million units, or 3.1%, primarily in our consumer business, reflecting continued recovery from the COVID-19 pandemic during the first half of the year and the impacts of our ongoing initiative to align distribution in Europe, as well as the addition of incremental Cooper Tire units during the first six months of 2022. These increases were partially offset by industry declines in the second half of the year. OE tire volume increased 1.1 million units, or 10.1%, reflecting share gains driven by new consumer fitments and increased demand from improved vehicle production.

Net sales in 2022 were $5,645 million, increasing $402 million, or 7.7%, from $5,243 million in 2021. Net sales increased primarily due to improvements in price and product mix of $999 million, driven by price increases, higher tire volume of $141 million, higher sales in other tire-related businesses of $115 million, primarily due to growth in Fleet Solutions and an increase in aviation, motorcycle and retread sales, and the addition of an incremental $105 million of net sales from Cooper Tire during the first six months of 2022. These increases were partially offset by unfavorable foreign currency translation of $954 million, driven by a weaker euro, Turkish lira, Polish zloty and British pound.

Operating income in 2022 was $61 million, decreasing $178 million, or 74.5%, from $239 million in 2021. The decrease in operating income was primarily due to higher conversion costs of $217 million and higher transportation and import duty costs of $61 million, both driven by the inflationary cost trends described above, and higher SAG of $85 million primarily due to inflation, higher advertising costs and higher costs for wages and benefits. These decreases were partially offset by improvements in price and product mix of $894 million, which more than offset higher raw material costs of $767 million, higher tire volume of $36 million, and higher earnings in other tire-related businesses of $13 million. The remainder of the change was driven by the addition of Cooper Tire's incremental operating results during the first six months of 2022. SAG and conversion costs for 2022 include incremental savings from rationalization plans of $5 million and $2 million, respectively.

Operating income in 2022 excluded net rationalization charges of $92 million and accelerated depreciation and asset write-offs of $20 million. Operating income in 2021 excluded net rationalization charges of $49 million, a net gain on asset sales of $13 million and accelerated depreciation and asset write-offs of $1 million.

EMEA’s results are highly dependent upon Germany, which accounted for 15% of EMEA’s net sales in both 2022 and 2021. Results of operations in Germany are expected to continue to have a significant impact on EMEA’s future performance.

Asia Pacific

	Year Ended December 31,
(In millions)	2022	2021	2020
Tire Units	34.4	30.7	24.8
Net Sales	$2,394	$2,184	$1,745
Operating Income	121	135	49
Operating Margin	5.1%	6.2%	2.8%

Asia Pacific unit sales in 2022 increased 3.7 million units, or 12.1%, to 34.4 million units. OE tire volume increased 3.1 million units, or 28.1%, primarily due to continued recovery from the impact on vehicle production of global supply chain disruptions, including shortages of key manufacturing components, such as semiconductors, the addition of incremental Cooper Tire units during the first six months of 2022, and share gains driven by new OE fitments. Replacement tire volume increased 0.6 million units, or 3.3%, primarily due to the addition of incremental Cooper Tire units during the first six months of 2022 and expansion of our distribution networks.

Net sales in 2022 were $2,394 million, increasing $210 million, or 9.6%, from $2,184 million in 2021. Net sales increased due to higher tire volume of $158 million, improvements in price and product mix of $155 million, driven by price increases, and the addition of an incremental $72 million of net sales from Cooper Tire during the first six months of 2022. These increases were partially offset by unfavorable foreign currency translation of $168 million, primarily related to the strengthening of the U.S. dollar against the Japanese yen, Indian rupee, Chinese yuan and Australian dollar.

Operating income in 2022 was $121 million, decreasing $14 million, or 10.4%, from $135 million in 2021. The decrease in operating income was primarily due to higher raw material costs of $237 million and unfavorable foreign currency translation of $21 million, primarily related to the strengthening of the U.S. dollar against the Japanese yen and Indian rupee. These decreases were partially offset by improvements in price and product mix of $186 million and higher tire volume of $39 million. The remainder of the change was driven by the addition of Cooper Tire's incremental operating results during the first six months of 2022.

Asia Pacific’s results are highly dependent upon China and Australia. China accounted for 29% of Asia Pacific's net sales in both 2022 and 2021. Australia accounted for 24% of Asia Pacific’s net sales in both 2022 and 2021. Results of operations in China and Australia are expected to continue to have a significant impact on Asia Pacific's future performance.

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

At December 31, 2022, we had $1,227 million of Cash and Cash Equivalents, compared to $1,088 million at December 31, 2021. The increase in cash and cash equivalents of $139 million was primarily due to net borrowings of $582 million, cash provided by operating activities of $521 million and cash proceeds of $108 million received from the sale and leaseback transaction in Americas in the second quarter of 2022, partially offset by capital expenditures of $1,061 million. Cash provided by operating activities reflects net income for the period of $209 million, which includes non-cash charges for depreciation and amortization of $964 million, non-cash rationalization charges of $129 million, non-cash net pension curtailment and settlement charges of $124 million, and a non-cash gain of $95 million related to the sale and leaseback transaction in Americas, partially offset by cash used for working capital of $689 million, rationalization payments of $95 million and pension contributions and direct payments of $60 million, as well as the impact of other changes to various assets and liabilities on the Balance Sheet.

At December 31, 2022 and 2021, we had $4,035 million and $4,345 million, respectively, of unused availability under our various credit agreements. The table below provides unused availability by our significant credit facilities as of December 31:

(In millions)	2022	2021
First lien revolving credit facility	$2,747	$2,314
European revolving credit facility	480	908
Chinese credit facilities	516	622
Mexican credit facility	—	42
Other foreign and domestic debt	292	459
	$4,035	$4,345

We expect our 2023 cash flow needs to include capital expenditures of approximately $1.0 billion. We also expect interest expense to be approximately $500 million; rationalization payments to be approximately $100 million; income tax payments to be approximately $200 million, excluding one-time items; and contributions to our funded pension plans to be $25 million to $50 million. We expect working capital to be a source of operating cash flows of approximately $100 million for the full year of 2023.

We actively monitor our liquidity and intend to operate our business in a way that allows us to address our cash flow needs with our existing cash and available credit if they cannot be funded by cash generated from operating or other financing activities. We believe that our liquidity position is adequate to fund our operating and investing needs and debt maturities for the next twelve months and to provide us with the ability to respond to further changes in the business environment.

Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, South Africa, Serbia and Argentina, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, South African, Serbian and Argentinian subsidiaries, which are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At December 31, 2022, approximately $1.0 billion of net assets, including approximately $225 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China, South Africa, Serbia and Argentina have not adversely impacted our ability to make transfers out of those countries.

Cash Position

At December 31, 2022, significant concentrations of cash and cash equivalents held by our international subsidiaries included the following amounts:

•
$361 million or 29% in EMEA, primarily France, Belgium and England ($161 million or 15% at December 31, 2021),
•
$316 million or 26% in Americas, primarily Chile, Brazil and Mexico ($320 million or 29% at December 31, 2021), and
•
$301 million or 25% in Asia Pacific, primarily China, India and Australia ($317 million or 29% at December 31, 2021).

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

Operating Activities

Net cash provided by operating activities was $521 million in 2022, decreasing $541 million compared to net cash provided by operating activities of $1,062 million in 2021.

The decrease in net cash provided by operating activities reflects a net increase in cash used for working capital of $330 million and a $12 million decrease in operating income from our SBUs, which includes a non-cash year-over-year benefit of $110 million related to the amortization of the Cooper Tire inventory fair value step-up in 2021. These decreases were partially offset by lower rationalization payments of $102 million, lower cash payments for transaction and other costs related to the Cooper Tire acquisition of $40 million, lower pension contributions and direct payments of $31 million, and lower cash payments for income taxes of $27 million. The remainder of the decrease in net cash provided by operating activities was primarily due to a net unfavorable change of $250 million in Balance Sheet accounts for Compensation and Benefits, Other Assets and Liabilities and Other Current Liabilities.

The net increase in cash used for working capital reflects a decrease in cash provided by Accounts Payable - Trade of $237 million and an increase in cash used for Inventory of $60 million and Accounts Receivable of $33 million. These changes were driven by the impact of the current year inflationary cost trends described above on our manufacturing operations and pricing.

Investing Activities

Net cash used for investing activities was $914 million in 2022, compared to $2,793 million in 2021. The $1,879 million decrease in cash used for investing activities primarily relates to the $1,856 million cash component of the purchase price, net of cash and restricted cash acquired, for the acquisition of Cooper Tire in 2021 and cash proceeds of $108 million in 2022 related to the sale and leaseback transaction in Americas. Capital expenditures were $1,061 million in 2022, increasing $80 million, compared to $981 million in 2021, primarily due to the addition of Cooper Tire's capital expenditures for the full year. Beyond expenditures required to sustain our facilities, capital expenditures in 2022 and 2021 primarily related to the modernization and expansion of tire manufacturing facilities around the world.

Financing Activities

Net cash provided by financing activities was $575 million in 2022, compared to net cash provided by financing activities of $1,309 million in 2021. The $734 million decrease reflects lower net borrowings of $824 million, primarily due to borrowings in 2021 used to fund a portion of the Cooper Tire acquisition, partially offset by an increase in net cash provided by other financing transactions, primarily due to an increase in our liability to remit cash from factored account receivables to the purchaser of those receivables. No cash dividends were paid in 2022 or 2021.

Credit Sources

In aggregate, we had total credit arrangements of $11,806 million available at December 31, 2022, of which $4,035 million were unused, compared to $11,628 million available at December 31, 2021, of which $4,345 million were unused. At December

31, 2022, we had long term credit arrangements totaling $10,925 million, of which $3,566 million were unused, compared to $10,624 million and $3,785 million, respectively, at December 31, 2021. At December 31, 2022, we had short term committed and uncommitted credit arrangements totaling $881 million, of which $469 million were unused, compared to $1,004 million and $560 million, respectively, at December 31, 2021. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.

Outstanding Notes

At December 31, 2022, we had $5,560 million of outstanding notes, compared to $5,591 million at December 31, 2021.

$2.75 Billion Amended and Restated First Lien Revolving Credit Facility due 2026

On September 15, 2022, we amended our $2.75 billion first lien revolving credit facility to change the base interest rate from LIBOR to SOFR. Our first lien revolving credit facility is available in the form of loans or letters of credit. Up to $800 million in letters of credit and $50 million of swingline loans are available for issuance under the facility. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million. The facility matures on June 8, 2026. Based on our current liquidity, amounts drawn under this facility bear interest at SOFR plus 125 basis points.

Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks in an amount not to exceed $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we would be required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of December 31, 2022, our borrowing base was above the facility's stated amount of $2.75 billion.

At December 31, 2022, we had no borrowings and $3 million of letters of credit issued under the revolving credit facility. At December 31, 2021, we had no borrowings and $19 million of letters of credit issued under the revolving credit facility.

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

At December 31, 2022, there were no borrowings outstanding under the German tranche, $374 million (€350 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility. At December 31, 2021, we had no borrowings and no letters of credit outstanding under the European revolving credit facility.

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

Accounts Receivable Securitization Facilities (On-Balance Sheet)

GEBV and certain other of our European subsidiaries are parties to a pan-European accounts receivable securitization facility that expires in 2027. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €30 million and not more than €450 million. For the period from October 19, 2021 through October 19, 2022, the designated maximum amount of the facility was €300 million. For the period from October 20, 2022 through October 18, 2023, the designated maximum amount of the facility remains at €300 million.

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

At December 31, 2022, the amounts available and utilized under this program totaled $267 million (€250 million). At December 31, 2021, the amounts available and utilized under this program totaled $279 million (€246 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At December 31, 2022, the gross amount of receivables sold was $744 million, compared to $605 million at December 31, 2021. The increase from December 31, 2021 is primarily due to an increase in our accounts receivable as a result of higher sales prices.

Letters of Credit

At December 31, 2022, we had $229 million in letters of credit issued under bilateral letter of credit agreements and other foreign credit facilities.

Supplier Financing

We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under these programs. Agreements for such supplier financing programs totaled up to $920 million and $630 million at December 31, 2022 and 2021, respectively. The increase from December 31, 2021 is primarily due to the overall increase in our cost base as a result of the Cooper Tire acquisition.

Further Information

The ICE Benchmark Administration, the administrator of LIBOR, ceased publication of U.S. dollar LIBOR (“USD LIBOR”) for the one week and two month USD LIBOR tenors on December 31, 2021 and intends to cease publication for all other USD LIBOR tenors on June 30, 2023. We previously identified and evaluated our debt obligations and other contracts that refer to LIBOR and have amended our first lien revolving credit facility and our European revolving credit facility, which constituted the most significant of our LIBOR-based debt obligations and contracts, to replace LIBOR with SOFR. We do not believe that the discontinuation of LIBOR, or its replacement with an alternative reference rate or rates, will have a material impact on our results of operations, financial position or liquidity.

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

We have an additional financial covenant in our first lien revolving credit facility that is currently not applicable. We become subject to that financial covenant when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $275 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for the most recent period of four consecutive fiscal quarters. As of December 31, 2022, our unused availability under this facility of $2,747 million plus our Available Cash of $174 million totaled $2,921 million, which is in excess of $275 million.

In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first lien revolving credit facility that are described above and a financial covenant applicable only to GEBV and its subsidiaries. This financial covenant provides that we are not permitted to allow GEBV’s ratio of Consolidated Net GEBV Indebtedness to Consolidated GEBV EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net GEBV Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GEBV and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries, and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net GEBV Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At December 31, 2022, we were in compliance with this financial covenant.

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

As of December 31, 2022, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.

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

During 2020, we paid cash dividends of $37 million on our common stock. This excludes dividends earned on stock based compensation plans of $1 million. On April 16, 2020, we announced that we suspended the quarterly dividend on our common stock. No cash dividends were paid in 2022 or 2021.

We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During 2022, 2021, and 2020, we did not repurchase any shares from our employees.

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

Summarized Balance Sheet
(In millions)	December 31, 2022
Total Current Assets(1)	$5,657
Total Non-Current Assets	8,463

Total Current Liabilities	$3,124
Total Non-Current Liabilities	8,594
(1)
Includes receivables due from Non-Guarantor Subsidiaries of $1,499 million as of December 31, 2022.

Summarized Statement of Operations
(In millions)	Year Ended December 31, 2022
Net Sales	$11,909
Cost of Goods Sold	9,769
Selling, Administrative and General Expense	1,511
Rationalizations	35
Interest Expense	358
Other (Income) Expense	(118)
Income before Income Taxes(2)	$354

Net Income	$300
Goodyear Net Income	$300
(2)
Includes income from intercompany transactions with Non-Guarantor Subsidiaries of $577 million for the year ended December 31, 2022, primarily from royalties, dividends, interest and intercompany product sales.

COMMITMENTS AND CONTINGENT LIABILITIES

Contractual Obligations

The following table presents our contractual obligations and commitments to make future payments as of December 31, 2022:

(In millions)	Total	2023	2024	2025	2026	2027	Beyond 2027
Debt Obligations(1)	$7,665	$615	$578	$969	$908	$1,092	$3,503
Finance Lease Obligations(2)	255	6	5	5	4	4	231
Interest Payments(3)	2,398	404	385	319	245	195	850
Operating Lease Obligations(4)	1,328	255	212	176	141	108	436
Pension Benefits(5)	340	60	60	60	70	90	NA
Other Postretirement Benefits(6)	234	24	24	24	24	23	115
Workers’ Compensation(7)	239	42	21	16	13	10	137
Binding Commitments(8)	2,706	1,790	436	254	163	29	34
Uncertain Income Tax Positions(9)	15	2	11	2	—	—	—
	$15,180	$3,198	$1,732	$1,825	$1,568	$1,551	$5,306

(1)
Debt obligations include Notes Payable and Overdrafts, and excludes the impact of deferred financing fees, unamortized discounts, and a fair value step-up related to the Cooper Tire acquisition.
(2)
The minimum lease payments for finance lease obligations are $759 million.
(3)
These amounts represent future interest payments related to our existing debt obligations and finance leases based on fixed and variable interest rates specified in the associated debt and lease agreements. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt or future changes in variable interest rates.
(4)
Operating lease obligations have not been reduced by minimum sublease rentals of $11 million, $9 million, $7 million, $4 million, $2 million and $3 million in each of the periods above, respectively, for a total of $36 million. Payments, net of minimum sublease rentals, total $1,292 million. The present value of the net operating lease payments, including sublease rentals, is $991 million. The operating leases relate to, among other things, real estate, vehicles, data processing equipment and miscellaneous other assets. No asset is leased from any related party.
(5)
The obligation related to pension benefits is actuarially determined and is reflective of obligations as of December 31, 2022. Although subject to change, the amounts set forth in the table represent the mid-point of the range of our expected contributions for funded U.S. and non-U.S. pension plans, plus expected cash funding of direct participant payments to our U.S. and non-U.S. pension plans.

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
(6)
The payments presented above are expected payments for the next 10 years. The payments for other postretirement benefits reflect the estimated benefit payments of the plans using the provisions currently in effect. Under the relevant summary plan descriptions or plan documents, we have the right to modify or terminate the plans. The obligation related to other postretirement benefits is actuarially determined on an annual basis.
(7)
The payments for workers’ compensation obligations are based upon recent historical payment patterns on claims. The present value of anticipated claims payments for workers’ compensation is $187 million.
(8)
Binding commitments are for raw materials, capital expenditures, utilities, and various other types of contracts. The obligations to purchase raw materials include supply contracts at both fixed and variable prices. Those with variable prices are based on index rates for those commodities at December 31, 2022.

(9)
These amounts primarily represent expected payments with interest for uncertain income tax positions as of December 31, 2022. We have reflected them in the period in which we believe they will be ultimately settled based upon our experience with these matters.

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

We have an agreement to provide a revolving loan commitment to TireHub, LLC of up to $100 million. At December 31, 2022, $17 million was drawn on this commitment.

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

We have entered into certain arrangements under which we have provided guarantees that are off-balance sheet arrangements. Those guarantees totaled $32 million at December 31, 2022. For further information about our guarantees, refer to Note to the Consolidated Financial Statements No. 20, Commitments and Contingent Liabilities.

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

General and Product Liability and Other Litigation. We have recorded liabilities for both asserted and unasserted claims totaling $412 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at December 31, 2022. General and product liability and other litigation liabilities are recorded based on management’s assessment that a loss arising from these matters is probable. If the loss can be reasonably estimated, we record the amount of the estimated loss. If the loss is estimated within a range and no point within the range is more probable than another, we record the minimum amount in the range. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Loss ranges are based upon the specific facts of each claim or class of claims and are determined after review by counsel. Court rulings on our cases or similar cases may impact our assessment of the probability and our estimate of the loss, which may have an impact on our reported results of operations, financial position and liquidity. We record receivables for insurance recoveries related to our litigation claims when it is probable that we will receive reimbursement from the insurer. Specifically, we are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products previously manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in federal and state courts.

We periodically, and at least annually, update, using actuarial analyses, our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or changed circumstances arising in the future may result in an increase in the recorded obligation, and that increase may be significant. We had recorded gross liabilities for both asserted and unasserted asbestos claims, inclusive of defense costs, totaling $125 million at December 31, 2022.

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

As of December 31, 2022, we recorded a receivable related to asbestos claims of $70 million, and we expect that approximately 55% of asbestos claim related losses would be recoverable through insurance through the period covered by the estimated liability. Of this amount, $11 million was included in Current Assets as part of Accounts Receivable at December 31, 2022. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers. Although we believe these amounts are collectible under primary and certain excess policies today, future disputes with insurers could result in significant charges to operations.

Workers’ Compensation. We have recorded liabilities, on a discounted basis, of $187 million for anticipated costs related to U.S. workers’ compensation claims at December 31, 2022. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. The liability is discounted using the risk-free rate of return.

For further information on general and product liability and other litigation, and workers’ compensation, refer to Note to the Consolidated Financial Statements No. 20, Commitments and Contingent Liabilities.

Goodwill and Intangible Assets. Goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if an indicator of impairment is present. Intangible assets subject to amortization are tested only if a triggering event would require evaluation. Goodwill and Intangible Assets totaled $1,014 million and $1,004 million, respectively, at December 31, 2022.

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

At October 31, 2022, after considering the results of our most recent quantitative annual testing for each reporting unit and indefinite-lived intangible asset, results of valuations related to the acquisition of Cooper Tire, the capital markets environment, macroeconomic conditions, tire industry competition and trends, our results of operations, and other factors, we concluded that it was not more likely than not that the fair values of our reporting units or indefinite-lived intangible assets were less than their respective carrying values and, therefore, did not perform a quantitative analysis.

Deferred Tax Asset Valuation Allowances and Uncertain Income Tax Positions. On August 16, 2022, the Inflation Reduction Act (the "Act") was signed into law in the U.S. The Act includes a new 15% corporate alternative minimum tax ("CAMT"). This CAMT applies to tax years beginning after December 31, 2022 for companies with average annual adjusted financial statement income over the previous three years in excess of $1 billion. For 2023, we do not anticipate this CAMT will apply to us due to the significant pandemic-driven losses we incurred in 2020. As allowed, we elected to not consider the estimated impact of potential future CAMT obligations for purposes of assessing valuation allowances on our deferred tax assets.

At both December 31, 2022 and December 31, 2021, our valuation allowances on certain of our U.S. federal, state and local net deferred tax assets totaled $26 million and our valuation allowances on our foreign net deferred tax assets totaled $1.0 billion.

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

At December 31, 2022 and December 31, 2021, we had approximately $1.1 billion and $1.2 billion of U.S. federal, state and local net deferred tax assets, respectively, inclusive of valuation allowances totaling $26 million in each year primarily for state tax loss carryforwards with limited lives. Approximately $700 million of these U.S. net deferred tax assets have unlimited lives and approximately $400 million have limited lives and expire between 2023 and 2042. In the U.S., we have a cumulative loss for the three-year period ended December 31, 2022. However, as the three-year cumulative loss in the U.S. is driven by business disruptions created by the COVID-19 pandemic, primarily in 2020, and only includes the favorable impact of the Cooper Tire acquisition since the Closing Date, we also considered other objectively verifiable information in assessing our ability to utilize our net deferred tax assets, including continued favorable overall volume trends in the tire industry and our tire volume compared to 2020 levels. In addition, the Cooper Tire acquisition has generated significant incremental domestic earnings since the Closing Date and provides opportunities for cost and other operating synergies to further improve our U.S. profitability.

At December 31, 2022 and December 31, 2021, our U.S. net deferred tax assets described above include approximately $230 million and $340 million, respectively, of foreign tax credits with limited lives. Our earnings and forecasts of future profitability, taking into consideration recent trends, along with three significant sources of foreign income, provide us sufficient positive evidence that we will be able to utilize these net foreign tax credits which expire through 2032. Our sources of foreign income are (1) 100% of our domestic profitability can be re-characterized as foreign source income under current U.S. tax law to the extent domestic losses have offset foreign source income in prior years, (2) annual net foreign source income, exclusive of dividends, primarily from royalties, and (3) tax planning strategies, including accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, and other financing transactions, all of which would increase our domestic profitability.

We consider our current forecasts of future profitability in assessing our ability to realize our deferred tax assets, including our foreign tax credits. These forecasts include the impact of recent trends, including various macroeconomic factors such as the impact of higher raw material, transportation, labor and energy costs, on our profitability, as well as the impact of tax planning strategies. These macroeconomic factors possess a high degree of volatility and can significantly impact our profitability. As such, there is a risk that future earnings will not be sufficient to fully utilize our U.S. net deferred tax assets, including our foreign tax credits. However, we believe our forecasts of future profitability along with the three significant sources of foreign income described above provide us sufficient positive, objectively verifiable evidence to conclude that it is more likely than not that, at December 31, 2022, our U.S. net deferred tax assets, including our foreign tax credits, will be fully utilized.

At December 31, 2022 and December 31, 2021, we also had approximately $1.2 billion and $1.3 billion of foreign net deferred tax assets, respectively, and related valuation allowances of approximately $1.0 billion in each year. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of $873 million on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances having a significant impact on our financial position or results of operations will exist within the next twelve months.

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

For additional information regarding uncertain income tax positions and tax valuation allowances, refer to Note to the Consolidated Financial Statements No. 7, Income Taxes.

Pensions and Other Postretirement Benefits. We have recorded liabilities for pension and other postretirement benefits of $94 million and $292 million, respectively, at December 31, 2022. Our recorded liabilities and net periodic costs for pensions and other postretirement benefits are based on a number of assumptions, including:

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

The weighted average discount rate used in estimating the total liability for our U.S. pension and other postretirement benefit plans was 5.45% and 5.51%, respectively, at December 31, 2022, compared to 2.82% and 2.87%, respectively, at December 31, 2021. The increase in the discount rate at December 31, 2022 was due primarily to higher yields on highly rated corporate bonds. Interest cost included in our U.S. net periodic pension cost was $133 million in 2022, compared to $94 million in 2021 and $126 million in 2020. Interest cost included in our worldwide net periodic other postretirement benefits cost was $12 million in 2022, compared to $9 million in 2021 and $8 million in 2020.

The following table presents the sensitivity of our U.S. projected pension benefit obligation and accumulated other postretirement benefits obligation to the indicated increase/decrease in the discount rate:

		+ / − Change at December 31, 2022
(Dollars in millions)	Change	PBO/ABO	Annual Expense
Assumption:
Pensions	+/- 0.5%	$155	$—
Other Postretirement Benefits	+/- 0.5%	9	1

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

At December 31, 2022, our net actuarial loss included in Accumulated Other Comprehensive Loss ("AOCL") related to global pension plans was $2,271 million, $1,836 million of which related to our U.S. pension plans. The net actuarial loss included in AOCL related to our U.S. pension plans continues to decrease and is primarily due to declines in U.S. discount rates and plan asset losses that occurred prior to the funding and investment de-risking actions we undertook in 2013 and 2014, which were designed to mitigate further actuarial losses of a similar nature. For purposes of determining our 2022 U.S. pension total benefits cost, we recognized $225 million of the net actuarial losses in 2022. We will recognize approximately $100 million of net actuarial losses in 2023 U.S. net periodic pension cost. If our future experience is consistent with our assumptions as of December 31, 2022, actuarial loss recognition over the next few years will remain at an amount near that to be recognized in 2023 before it begins to gradually decline. In addition, if annual lump sum payments from a pension plan exceed annual service and interest cost for that plan, accelerated recognition of net actuarial losses will be required through a settlement in total benefits cost.

The actual rate of return on our U.S. pension fund was (17.00%), 1.80% and 13.20% in 2022, 2021 and 2020, respectively, as compared to the expected rate of 4.23%, 3.74% and 4.22% in 2022, 2021 and 2020, respectively. We use the fair value of our pension assets in the calculation of pension expense for all of our U.S. pension plans.

The weighted average amortization period for our U.S. pension plans is approximately 16 years.

Service cost of pension plans was recorded in CGS, as part of the cost of inventory sold during the period, or SAG in our Consolidated Statements of Operations, based on the specific roles (i.e., manufacturing vs. non-manufacturing) of employee groups covered by each of our pension plans. In 2022, 2021 and 2020, the amount of service cost included in CGS and SAG is approximately equal. Non-service related net periodic pension costs were recorded in Other (Income) Expense.

Globally, we expect our 2023 net periodic pension cost to be $120 million to $140 million, including approximately $30 million of service cost, compared to $73 million in 2022, which included $37 million of service cost. The increase in expected net periodic pension cost is primarily due to higher interest cost from increases in interest rates.

The net actuarial gain of $96 million included in AOCL for our worldwide other postretirement benefit plans as of December 31, 2022 is a result of recent increases in discount rates. For purposes of determining 2022 worldwide net periodic other postretirement benefits cost, we recognized $2 million of net actuarial losses in 2022. We will recognize approximately $10 million of net actuarial gains in 2023. If our future experience is consistent with our assumptions as of December 31, 2022, actuarial gain recognition over the next few years will remain at an amount near that to be recognized in 2023.

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

FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT

Certain information in this Annual Report on Form 10-K (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:

•
a prolonged economic downturn or economic uncertainty could adversely impact our business and results of operations;
•
there are risks and uncertainties regarding our acquisition of Cooper Tire and our ability to achieve the remaining expected benefits of that acquisition;
•
our future results of operations, financial condition and liquidity may continue to be adversely impacted by the COVID-19 pandemic, and that impact may be material;
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
•
any failure to be in compliance with any material provision or covenant of our debt instruments, or a material reduction in the borrowing base under our first lien revolving credit facility, could have a material adverse effect on our liquidity and operations;
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

Interest Rate Risk

We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At December 31, 2022, 21% of our debt was at variable interest rates averaging 5.94% compared to 15% at an average rate of 4.01% at December 31, 2021.

The following table presents information about long term fixed rate debt, excluding finance leases, at December 31:

(In millions)	2022	2021
Carrying amount — liability	$5,766	$5,781
Fair value — liability	5,198	6,149
Pro forma fair value — liability	5,413	6,409

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

The following table presents foreign currency derivative information at December 31:

(In millions)	2022	2021
Fair value — asset (liability)	$(8)	$5
Pro forma decrease in fair value	(108)	(98)
Contract maturities	1/23-12/23	1/22-12/22

The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at December 31 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

Fair values are recognized on the Consolidated Balance Sheets at December 31 as follows:

(In millions)	2022	2021
Current asset (liability):
Accounts receivable	$5	$10
Other current liabilities	(13)	(5)

For further information on foreign currency contracts, refer to Note to the Consolidated Financial Statements No. 16, Financing Arrangements and Derivative Financial Instruments.

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our management of counterparty risk.

ITEM 8. FINANCIAL STATEMENTS.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management's Report on Internal Control over Financial Reporting	55
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	56
Consolidated Financial Statements of The Goodyear Tire & Rubber Company:
Consolidated Statements of Operations for each of the three years ended December 31, 2022, 2021 and 2020	58
Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended December 31, 2022, 2021 and 2020	59
Consolidated Balance Sheets at December 31, 2022 and December 31, 2021	60
Consolidated Statements of Shareholders’ Equity for each of the three years ended December 31, 2022, 2021 and 2020	61
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2022, 2021 and 2020	64
Notes to Consolidated Financial Statements	65
Financial Statement Schedule:

The following consolidated financial statement schedule of The Goodyear Tire & Rubber Company is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of The Goodyear Tire & Rubber Company:

Schedule II – Valuation and Qualifying Accounts for each of the three years ended December 31, 2022, 2021 and 2020	FS-2

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

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2022 using the framework specified in Internal Control — Integrated Framework (2013), published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Goodyear Tire & Rubber Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedule, of The Goodyear Tire & Rubber Company and its subsidiaries (the “Company”) as listed in the index appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes - Valuation of U.S. Deferred Tax Assets Related to Foreign Tax Credits

As described in Note 7 to the consolidated financial statements, as of December 31, 2022, the Company has approximately $1.1 billion of U.S. federal, state and local net deferred tax assets, inclusive of valuation allowances totaling $26 million primarily for state tax loss carryforwards with limited lives. Approximately $230 million of these U.S. net deferred tax assets relate to foreign tax credits with limited lives. A valuation allowance is not required to the extent that, in management’s judgment, positive evidence exists with a magnitude and duration sufficient to result in a conclusion that it is more likely than not that the Company’s deferred tax assets will be realized. As disclosed by management, the valuation of deferred tax assets requires judgment in assessing future profitability by year, including the impact of tax planning strategies, relative to the expiration dates, if any, of the assets. In the U.S., the Company has a cumulative loss for the three-year period ended December 31, 2022. However, in assessing the Company’s ability to utilize its net deferred tax assets, management also considered other objectively verifiable information, including the Company’s improvement in its U.S. operating results driven by tire volume recovery compared to 2020 levels as well as the favorable impact of the Cooper Tire & Rubber Company acquisition which occurred in 2021. Management determined there was sufficient positive, objectively verifiable evidence to conclude that it is more likely than not that, as of December 31, 2022, the U.S. net deferred tax assets related to foreign tax credits will be fully utilized.

The principal considerations for our determination that performing procedures relating to the valuation of U.S. deferred tax assets related to foreign tax credits is a critical audit matter are (i) the significant judgment by management in determining whether the U.S. deferred tax assets related to foreign tax credits are more likely than not to be realized in the future and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to management’s assessment of the realizability of U.S. deferred tax assets related to foreign tax credits.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the realizability of deferred tax assets related to foreign tax credits, including controls over projections of future profitability by year. These procedures also included, among others (i) evaluating the positive and negative evidence available to support management’s assessment of the realizability of U.S. deferred tax assets related to foreign tax credits; (ii) testing the completeness and accuracy of underlying data used in management’s assessment; and (iii) evaluating the reasonableness of management’s projections of future profitability by year of the U.S. business. Evaluating the reasonableness of management’s projections of future profitability by year of the U.S. business involved considering (i) the current and past performance of the U.S. business; (ii) the consistency with external market and industry data; (iii) whether tax planning strategies are prudent and feasible; and (iv) the consistency with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

February 13, 2023

We have served as the Company’s auditor since 1898.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions, except per share amounts)	2022	2021	2020
Net Sales (Note 3)	$20,805	$17,478	$12,321
Cost of Goods Sold	16,953	13,692	10,337
Selling, Administrative and General Expense	2,798	2,699	2,192
Goodwill and Other Asset Impairments (Notes 12 and 13)	—	—	330
Rationalizations (Note 4)	129	93	159
Interest Expense (Note 5)	451	387	324
Other (Income) Expense (Note 6)	75	94	119
Income (Loss) before Income Taxes	399	513	(1,140)
United States and Foreign Tax Expense (Benefit) (Note 7)	190	(267)	110
Net Income (Loss)	209	780	(1,250)
Less: Minority Shareholders’ Net Income	7	16	4
Goodyear Net Income (Loss)	$202	$764	$(1,254)
Goodyear Net Income (Loss) — Per Share of Common Stock
Basic	$0.71	$2.92	$(5.35)
Weighted Average Shares Outstanding (Note 8)	284	261	234
Diluted	$0.71	$2.89	$(5.35)
Weighted Average Shares Outstanding (Note 8)	286	264	234

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In millions)	2022	2021	2020
Net Income (Loss)	$209	$780	$(1,250)
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of ($9) in 2022 (($4) in 2021, $4 in 2020)	(275)	(139)	(134)
Unrealized gains (losses) from securities, net of tax of $0 in 2022 ($0 in 2021, $0 in 2020)	1	—	—
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $31 in 2022 ($34 in 2021, $35 in 2020)	94	105	109
Decrease/(increase) in net actuarial losses, net of tax of $48 in 2022 ($48 in 2021, ($10) in 2020)	162	153	(3)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures, net of tax of $30 in 2022 ($10 in 2021, $7 in 2020)	94	33	22
Prior service credit (cost) from plan amendments, net of tax of ($2) in 2022 ($0 in 2021, ($1) in 2020)	(3)	1	(2)
Deferred derivative gains (losses), net of tax of $0 in 2022 ($0 in 2021, $0 in 2020)	—	1	15
Reclassification adjustment for amounts recognized in income, net of tax of $0 in 2022 ($0 in 2021, $0 in 2020)	(2)	(2)	(13)
Other Comprehensive Income (Loss)	71	152	(6)
Comprehensive Income (Loss)	280	932	(1,256)
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	(10)	(4)	(3)
Goodyear Comprehensive Income (Loss)	$290	$936	$(1,253)

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except share data)	2022	2021
Assets:
Current Assets:
Cash and Cash Equivalents (Note 1)	$1,227	$1,088
Accounts Receivable (Note 10)	2,610	2,387
Inventories (Note 11)	4,571	3,594
Prepaid Expenses and Other Current Assets	257	262
Total Current Assets	8,665	7,331
Goodwill (Note 12)	1,014	1,004
Intangible Assets (Note 12)	1,004	1,039
Deferred Income Taxes (Note 7)	1,443	1,596
Other Assets (Note 13)	1,035	1,106
Operating Lease Right-of-Use Assets (Note 15)	976	981
Property, Plant and Equipment (Note 14)	8,294	8,345
Total Assets	$22,431	$21,402
Liabilities:
Current Liabilities:
Accounts Payable — Trade	$4,803	$4,148
Compensation and Benefits (Notes 18 and 19)	643	689
Other Current Liabilities	872	822
Notes Payable and Overdrafts (Note 16)	395	406
Operating Lease Liabilities due Within One Year (Note 15)	199	204
Long Term Debt and Finance Leases due Within One Year (Notes 15 and 16)	228	343
Total Current Liabilities	7,140	6,612
Operating Lease Liabilities (Note 15)	821	819
Long Term Debt and Finance Leases (Notes 15 and 16)	7,267	6,648
Compensation and Benefits (Notes 18 and 19)	998	1,445
Deferred Income Taxes (Note 7)	134	135
Other Long Term Liabilities	605	559
Total Liabilities	16,965	16,218
Commitments and Contingent Liabilities (Note 20)
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 283 million (282 million in 2021)	283	282
Capital Surplus	3,117	3,107
Retained Earnings	5,775	5,573
Accumulated Other Comprehensive Loss (Note 22)	(3,875)	(3,963)
Goodyear Shareholders’ Equity	5,300	4,999
Minority Shareholders’ Equity — Nonredeemable	166	185
Total Shareholders’ Equity	5,466	5,184
Total Liabilities and Shareholders’ Equity	$22,431	$21,402

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(Dollars in millions, except per share amounts)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2019
(after deducting 45,813,109 common treasury shares)	232,650,318	$233	$2,141	$6,113	$(4,136)	$4,351	$194	$4,545
Net income (loss)				(1,254)		(1,254)	4	(1,250)
Other comprehensive income (loss)					1	1	(7)	(6)
Total comprehensive income (loss)						(1,253)	(3)	(1,256)
Adoption of new accounting standard				(12)		(12)		(12)
Stock-based compensation plans			32			32		32
Dividends declared				(38)		(38)	(10)	(48)
Common stock issued from treasury	569,780		(2)			(2)		(2)
Balance at December 31, 2020
(after deducting 45,243,329 common treasury shares)	233,220,098	$233	$2,171	$4,809	$(4,135)	$3,078	$181	$3,259

We declared and paid cash dividends of $0.16 per common share for the year ended December 31, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(Dollars in millions, except per share amounts)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2020
(after deducting 45,243,329 common treasury shares)	233,220,098	$233	$2,171	$4,809	$(4,135)	$3,078	$181	$3,259
Net income				764		764	16	780
Other comprehensive income (loss)					172	172	(20)	152
Total comprehensive income (loss)						936	(4)	932
Common stock issued	45,824,480	46	892			938		938
Stock-based compensation plans			26			26		26
Dividends declared							(13)	(13)
Common stock issued from treasury	2,748,645	3	18			21		21
Acquisition of Cooper Tire's minority interests							21	21
Balance at December 31, 2021
(after deducting 42,494,684 common treasury shares)	281,793,223	$282	$3,107	$5,573	$(3,963)	$4,999	$185	$5,184

There were no dividends declared or paid for the year ended December 31, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(Dollars in millions, except per share amounts)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2021
(after deducting 42,494,684 common treasury shares)	281,793,223	$282	$3,107	$5,573	$(3,963)	$4,999	$185	$5,184
Net income				202		202	7	209
Other comprehensive income (loss)					88	88	(17)	71
Total comprehensive income (loss)						290	(10)	280
Stock-based compensation plans			17			17		17
Dividends declared							(9)	(9)
Common stock issued from treasury	1,103,129	1	(7)			(6)		(6)
Balance at December 31, 2022
(after deducting 41,391,555 common treasury shares)	282,896,352	$283	$3,117	$5,775	$(3,875)	$5,300	$166	$5,466

There were no dividends declared or paid for the year ended December 31, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2022	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$209	$780	$(1,250)
Adjustments to Reconcile Net Income (Loss) to Cash Flows from Operating Activities:
Depreciation and Amortization	964	883	859
Amortization and Write-Off of Debt Issuance Costs	15	14	11
Amortization of Inventory Fair Value Adjustment Related to the Cooper Tire Acquisition (Note 2)	—	110	—
Transaction and Other Costs Related to the Cooper Tire Acquisition (Note 2)	—	56	—
Cash Payments for Transaction and Other Costs Related to the Cooper Tire Acquisition	(2)	(42)	—
Goodwill and Other Asset Impairments (Notes 12 and 13)	—	—	330
Provision for Deferred Income Taxes (Note 7)	28	(471)	23
Net Pension Curtailments and Settlements (Note 18)	124	43	18
Net Rationalization Charges (Note 4)	129	93	159
Rationalization Payments	(95)	(197)	(186)
Net (Gains) Losses on Asset Sales (Note 6)	(122)	(20)	2
Operating Lease Expense (Note 15)	300	295	286
Operating Lease Payments (Note 15)	(276)	(278)	(268)
Pension Contributions and Direct Payments	(60)	(91)	(56)
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(333)	(300)	132
Inventories	(1,042)	(982)	713
Accounts Payable — Trade	686	923	26
Compensation and Benefits	(107)	64	95
Other Current Liabilities	(1)	(11)	26
Other Assets and Liabilities	104	193	195
Total Cash Flows from Operating Activities	521	1,062	1,115
Cash Flows from Investing Activities:
Acquisition of Cooper Tire, net of cash and restricted cash acquired (Note 2)	—	(1,856)	—
Capital Expenditures	(1,061)	(981)	(647)
Cash Proceeds from Sale and Leaseback Transaction (Note 6)	108	—	—
Asset Dispositions	52	14	—
Short Term Securities Acquired	(75)	(118)	(96)
Short Term Securities Redeemed	107	125	96
Notes Receivable	(16)	16	(13)
Other Transactions	(29)	7	(7)
Total Cash Flows from Investing Activities	(914)	(2,793)	(667)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	1,321	1,095	1,651
Short Term Debt and Overdrafts Paid	(1,295)	(1,047)	(1,593)
Long Term Debt Incurred	10,503	9,862	6,251
Long Term Debt Paid	(9,947)	(8,504)	(6,059)
Common Stock Issued	(6)	9	—
Common Stock Dividends Paid (Note 21)	—	—	(37)
Transactions with Minority Interests in Subsidiaries	(9)	(13)	(10)
Debt Related Costs and Other Transactions	8	(93)	—
Total Cash Flows from Financing Activities	575	1,309	203
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(35)	(38)	(1)
Net Change in Cash, Cash Equivalents and Restricted Cash	147	(460)	650
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	1,164	1,624	974
Cash, Cash Equivalents and Restricted Cash at End of the Period	$1,311	$1,164	$1,624

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Accounting Policies

A summary of the significant accounting policies used in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

On June 7, 2021 (the “Closing Date”), we completed the acquisition of Cooper Tire & Rubber Company (“Cooper Tire”). As a result of the acquisition, Cooper Tire, along with its subsidiaries, became subsidiaries of Goodyear. For further information about the acquisition, refer to Note to the Consolidated Financial Statements No. 2, Cooper Tire Acquisition.

Recently Adopted Accounting Standards

Effective January 1, 2022, we adopted an accounting standards update which requires the disclosure of certain types of government assistance that are accounted for by analogizing to a grant model. We do not have material grants to disclose under this new accounting standards update.

Recently Issued Accounting Standards

In September 2022, the Financial Accounting Standards Board ("FASB") issued an accounting standards update on the disclosure of supplier finance programs. Entities are required to disclose the key terms of each program, including a description of the payment terms and assets pledged as security or other forms of guarantees, if any, provided for the committed payment to the finance provider or intermediary. In addition, on a quarterly basis, entities are required to disclose the related obligations outstanding at each interim reporting period and where those obligations are presented on the balance sheet and, on an annual basis, entities are also required to disclose a roll-forward of the amount of the obligations outstanding at the end of the reporting period. The standards update is effective retrospectively for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the roll-forward information, which is effective prospectively for fiscal years beginning after December 15, 2023, with early adoption permitted. We are currently assessing the impact of this standards update on our disclosures in the notes to the consolidated financial statements.

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

Research and Development Costs

Research and development costs include, among other things, materials, equipment, compensation and contract services. These costs are expensed as incurred and included as a component of CGS. Research and development expenditures were $501 million, $473 million and $390 million in 2022, 2021 and 2020, respectively.

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

Advertising Costs

Costs incurred for producing and communicating advertising are generally expensed when incurred as a component of Selling, Administrative and General Expense ("SAG"). Costs incurred under our cooperative advertising programs with dealers and franchisees are generally recorded as reductions of sales as related revenues are recognized. Advertising costs, including costs for our cooperative advertising programs with dealers and franchisees, were $375 million, $382 million and $304 million in 2022, 2021 and 2020, respectively.

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

Income Taxes

Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between carrying values of assets and liabilities for financial reporting purposes and such carrying values as measured under applicable tax laws. The effect on deferred tax assets or liabilities of a change in the tax law or tax rate is recognized in the period the change is enacted. Valuation allowances are recorded to reduce net deferred tax assets to the amount that is more likely than not to be realized. The calculation of our tax liabilities also involves considering uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain income tax positions based on our estimate of whether it is more likely than not that additional taxes will be required and we report related interest and penalties as income taxes. To the extent that we incur expense under global intangible low-taxed income provisions, we will treat it as a component of income tax expense in the period incurred. Our policy is to utilize an item-by-item approach to release stranded income tax effects from Accumulated Other Comprehensive Loss ("AOCL"). Refer to Note to the Consolidated Financial Statements No. 7, Income Taxes.

Cash and Cash Equivalents / Consolidated Statements of Cash Flows / Restricted Cash

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. Substantially all of our cash and short-term investment securities are held with investment grade rated counterparties. At December 31, 2022, our cash investments with any single counterparty did not exceed approximately $270 million.

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

Customer prepayments for products and government grants received that predominately relate to operations are reported as operating activities. Government grants received that are predominately related to capital expenditures are reported as investing activities. The Consolidated Statements of Cash Flows are presented net of finance leases of $25 million, $39 million and $3 million originating in the years ended December 31, 2022, 2021 and 2020, respectively, and accrued capital expenditures financed with extended terms of $15 million in 2020 which were paid in 2021. Cash flows from investing activities in 2022 exclude $324 million of accrued capital expenditures remaining unpaid at December 31, 2022, and include payment for $257 million of capital expenditures that were accrued and unpaid at December 31, 2021. Cash flows from investing activities in 2021 exclude $257 million of accrued capital expenditures remaining unpaid at December 31, 2021, and include payment for $224 million of capital expenditures that were accrued and unpaid at December 31, 2020. Cash flows from investing activities in 2020 exclude $224 million of accrued capital expenditures remaining unpaid at December 31, 2020, and include payment for $243 million of capital expenditures that were accrued and unpaid at December 31, 2019.

The following table provides a reconciliation of Cash, Cash Equivalents and Restricted Cash as reported within the Consolidated Statements of Cash Flows:

	December 31,
(In millions)	2022	2021	2020
Cash and Cash Equivalents	$1,227	$1,088	$1,539
Restricted Cash(1)	84	76	85
Total Cash, Cash Equivalents and Restricted Cash	$1,311	$1,164	$1,624

(1)
Includes remaining acquired restricted cash of Cooper Tire of $16 million and $25 million at December 31, 2022 and 2021, respectively.

Restricted Cash primarily represents amounts required to be set aside in relation to (i) accounts receivable factoring programs and (ii) change-in-control provisions of certain Cooper Tire compensation plans. The restrictions lapse when cash from factored accounts receivable is remitted to the purchaser of those receivables or as the compensation payments are made, respectively. At December 31, 2022, $74 million and $10 million were recorded in Prepaid Expenses and Other Current Assets and Other Assets in the Consolidated Balance Sheets, respectively. At December 31, 2021, $62 million and $14 million were recorded in Prepaid Expenses and Other Current Assets and Other Assets in the Consolidated Balance Sheets, respectively.

Restricted Net Assets

In certain countries where we operate, transfers of funds into or out of such countries by way of dividends, loans or advances are generally or periodically subject to various governmental regulations. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make cash distributions. At December 31, 2022, approximately $1.0 billion of net assets were subject to such regulations or limitations.

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

Goodwill and Intangible Assets

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

In addition to annual testing, impairment testing is conducted when events occur or circumstances change, including the macroeconomic environment, our business performance or our market capitalization, that would more likely than not reduce the fair value of the asset below its carrying amount. Goodwill and intangible assets with indefinite useful lives would be written down to fair value if considered impaired. Intangible assets with finite useful lives are amortized to their estimated residual values over such finite lives, and reviewed for impairment whenever events or circumstances warrant such a review. Refer to Note to the Consolidated Financial Statements No. 12, Goodwill and Intangible Assets.

Investments

Investments in marketable securities are stated at fair value. Fair value is determined using quoted market prices at the end of the reporting period and, when appropriate, exchange rates at that date. Unrealized gains and losses on marketable equity securities are recorded in earnings. Unrealized gains and losses on marketable debt securities classified as available-for-sale are recorded in AOCL, net of tax. Our investments in TireHub, LLC (“TireHub”), a distribution joint venture in the U.S., and ACTR Company Limited ("ACTR"), a tire manufacturing joint venture in Vietnam, are accounted for under the equity method.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method. Additions and improvements that substantially extend the useful life of property, plant and equipment, and interest costs incurred during the construction period of major projects are capitalized. Government grants to us that are predominately related to capital expenditures are recorded as reductions of the cost of the associated assets. Repair and maintenance costs are expensed as incurred. Property, plant and equipment are depreciated to their estimated residual values over their estimated useful lives, and reviewed for impairment whenever events or circumstances warrant such a review. Depreciation expense for property, plant and equipment was $928 million, $862 million and $857 million in 2022, 2021 and 2020, respectively. Refer to Notes to the Consolidated Financial Statements No. 5, Interest Expense, and No. 14, Property, Plant and Equipment.

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

Reclassifications and Adjustments

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation. In the second quarter of 2021, we recorded an out of period adjustment of $8 million of income related to accrued freight charges in Americas. Additionally, in the first quarter of 2021, we recorded out of period adjustments totaling $20 million of expense, primarily related to the valuation of inventory in Americas. The adjustments relate to prior years and did not have a material effect on any of the periods impacted.

Note 2. Cooper Tire Acquisition

On June 7, 2021, we completed our acquisition of Cooper Tire for cash and stock consideration of $2,155 million and $942 million, respectively, or approximately $3.1 billion in total (the "Merger Consideration"). The cash component of the Merger Consideration less cash and restricted cash of Cooper Tire that was acquired amounted to $1,856 million.

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

The estimated value of Inventory includes adjustments totaling $245 million, comprised of $135 million, primarily to adjust inventory valued on a last-in, first-out ("LIFO") basis to a current cost basis, and $110 million to step-up inventory to estimated fair value. The fair value step-up was fully amortized to CGS in 2021 as the related inventory was sold, which negatively impacted our 2021 results. We eliminated the LIFO reserve on Cooper Tire’s U.S. inventories as we predominately determine the value of our inventory using the first-in, first-out ("FIFO") method. To estimate the fair value of inventory, we considered the components of Cooper Tire’s inventory, as well as estimates of selling prices and selling and distribution costs that were based on Cooper Tire’s historical experience.

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

Since the Closing Date, Cooper Tire’s operating results have been included in our Consolidated Statements of Operations. As such, during the year ended December 31, 2022, our results included the results of Cooper Tire for the entire period, while the comparable period in 2021 only included the results of Cooper Tire subsequent to the Closing Date. Our Consolidated Statements of Operations for the year ended December 31, 2022 include an incremental $1,532 million and $1,194 million of Net Sales and CGS, respectively, from Cooper Tire during the first six months of 2022. As a result of our ongoing integration efforts, particularly as it relates to administrative functions and financing activities, it is not practical to disclose Income before Income Taxes or Net Income separately for Cooper Tire.

During the year ended December 31, 2021, we incurred transaction and other costs in connection with the acquisition of Cooper Tire totaling $56 million, including $10 million for a commitment fee related to a bridge term loan facility that was not utilized to finance the transaction and $6 million related to the post-combination settlement of certain Cooper Tire incentive compensation awards during the second quarter of 2021. For the year ended December 31, 2021, $50 million of these costs are included in Other (Income) Expense, with the remainder included in CGS and SAG in our Consolidated Statements of Operations. There were no transaction-related costs incurred during the year ended December 31, 2022.

Pro forma financial information

The following table summarizes, on a pro forma basis, the combined results of operations of Goodyear and Cooper Tire for the years ended December 31, 2021 and 2020 as though the acquisition and the related financing had occurred as of January 1, 2020. The pro forma results are not necessarily indicative of either the actual consolidated results had the acquisition of Cooper Tire occurred on January 1, 2020, nor are they indicative of future consolidated operating results.

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

Note 3. Net Sales

The following table shows disaggregated net sales from contracts with customers by major source for the year ended December 31, 2022:

(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Tire unit sales	$10,694	$4,943	$2,249	$17,886
Other tire and related sales	746	582	93	1,421
Retail services and service related sales	645	120	48	813
Chemical sales	654	—	—	654
Other	27	—	4	31
Net Sales by reportable segment	$12,766	$5,645	$2,394	$20,805

The following table shows disaggregated net sales from contracts with customers by major source for the year ended December 31, 2021:

(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Tire unit sales	$8,221	$4,669	$2,027	$14,917
Other tire and related sales	653	454	95	1,202
Retail services and service related sales	587	112	59	758
Chemical sales	569	—	—	569
Other	21	8	3	32
Net Sales by reportable segment	$10,051	$5,243	$2,184	$17,478

The following table shows disaggregated net sales from contracts with customers by major source for the year ended December 31, 2020:

(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Tire unit sales(1)	$5,138	$3,611	$1,590	$10,339
Other tire and related sales	549	309	98	956
Retail services and service related sales	538	95	55	688
Chemical sales	317	—	—	317
Other	14	5	2	21
Net Sales by reportable segment	$6,556	$4,020	$1,745	$12,321

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

When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue included in Other Current Liabilities in the Consolidated Balance Sheets totaled $19 million and $23 million at December 31, 2022 and 2021, respectively. Deferred revenue included in Other Long Term Liabilities in the Consolidated Balance Sheets totaled $15 million and $21 million at December 31, 2022 and 2021, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.

The following table presents the balances of deferred revenue related to contracts with customers, and changes during the years ended December 31:

(In millions)	2022	2021
Balance at January 1	$44	$50
Revenue deferred during period	150	211
Revenue recognized during period	(159)	(217)
Impact of foreign currency translation	(1)	—
Balance at December 31	$34	$44

Note 4. Costs Associated with Rationalization Programs

In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce high-cost and excess manufacturing capacity and operating and administrative costs.

The following table presents the roll-forward of the liability balance between periods:

(In millions)	Associate- Related Costs	Other Costs	Total
Balance at December 31, 2019	$220	$—	$220
2020 charges(1)	129	27	156
Incurred, net of foreign currency translation of $12 million and $0 million, respectively	(147)	(27)	(174)
Reversed to the Statement of Operations	(2)	—	(2)
Balance at December 31, 2020	$200	$—	$200
2021 charges	52	43	95
Incurred, net of foreign currency translation of $(8) million and $0 million, respectively	(162)	(43)	(205)
Reversed to the Statement of Operations	(2)	—	(2)
Balance at December 31, 2021	$88	$—	$88
2022 charges	110	28	138
Incurred, net of foreign currency translation of ($5) million and $0 million, respectively	(74)	(26)	(100)
Reversed to the Statement of Operations	(9)	—	(9)
Balance at December 31, 2022	$115	$2	$117

(1)
Charges of $156 million in 2020 exclude $5 million of benefit plan curtailments and settlements recorded in Rationalizations in the Statements of Operations.

In January 2023, we approved a rationalization plan and workforce reorganization that will result in an approximately 5% reduction in salaried staff globally, or about 500 positions, in response to a challenging industry environment and cost pressure driven by inflation. In certain foreign countries, relevant portions of the rationalization plan remain subject to consultation with employee representative bodies. We expect to substantially complete the rationalization plan during the first and second quarters of 2023 and estimate total pre-tax charges associated with this action to be approximately $55 million, of which approximately $39 million are expected to be cash charges primarily for associate-related and other exit costs, with the remainder representing non-cash charges primarily for accelerated depreciation and other asset-related charges. We have $37 million accrued related to this plan at December 31, 2022 and expect to record a majority of the remaining charges in the first quarter of 2023. A majority of the cash outflows associated with this plan relate to cash severance payments that are expected to be paid during the first half of 2023.

In January 2023, we also approved a plan to discontinue our operations in Russia. Total expected net pre-tax charges related to this plan are $13 million, of which $5 million are expected to be cash charges for associate-related and other exit costs. The remainder of the charges represent non-cash charges primarily related to the write-off of accounts receivable and other asset-related charges. The plan will result in approximately 70 job reductions. We have $3 million accrued related to this plan at December 31, 2022 and expect that a majority of the remaining charges and related cash outflows will be recognized in the first quarter of 2023.

In October 2022, we approved a plan to close Cooper Tire's Melksham, United Kingdom tire manufacturing facility ("Melksham") to address long-standing competitiveness issues at this plant. Total expected charges related to this plan are to be between $80 million and $90 million, of which $60 million to $70 million are expected to be cash charges primarily for associate-related and other exit costs, with the remainder representing non-cash charges primarily for accelerated depreciation and other asset-related charges. The plan will result in approximately 340 job reductions. We have $33 million accrued related to this plan at December 31, 2022 and expect that a majority of the remaining charges and related cash outflows will be recognized through 2023.

During the third quarter of 2022, we approved a plan related to the exit of our retail operations in South Africa. Total expected charges related to this plan are $18 million, primarily representing cash charges for associate-related and other exit costs. The plan will result in approximately 900 job reductions. We have $5 million accrued related to this plan at December 31, 2022, which is expected to be substantially paid through 2023.

During the second quarter of 2022, we approved a plan related to the integration of Cooper Tire aimed at reducing duplicative global SAG headcount and closing redundant Cooper Tire warehouse locations in Americas in line with previously announced planned synergies. The plan will result in approximately 490 job reductions. We have $11 million accrued related to this plan at December 31, 2022, which is expected to be substantially paid through 2023.

The remainder of the accrual balance at December 31, 2022 is expected to be substantially utilized in the next 12 months and includes $13 million related to plans to reduce SAG headcount, $5 million related to the closed Amiens, France tire manufacturing facility, $2 million related to the permanent closure of our Gadsden, Alabama tire manufacturing facility ("Gadsden"), and various other plans to reduce headcount and improve operating efficiency.

The following table shows net rationalization charges included in Income (Loss) before Income Taxes:

(In millions)	2022	2021	2020
Current Year Plans
Associate severance and other related costs	$103	$19	$77
Benefit plan curtailment and special termination benefits	—	—	9
Other exit and non-cancelable lease costs	8	—	16
Current Year Plans - Net Charges	$111	$19	$102
Prior Year Plans
Associate severance and other related costs	$—	$31	$50
Benefit plan curtailment and special termination benefits	—	—	(4)
Other exit and non-cancelable lease costs	18	43	11
Prior Year Plans - Net Charges	$18	$74	$57
Total Net Charges	$129	$93	$159
Asset write-off and accelerated depreciation charges	$30	$1	$105

Substantially all of the new charges in 2022 related to future cash outflows. Current year plan charges for the year ended December 31, 2022 related to the new plans approved during 2022 described above.

Net prior year plan charges recognized in the year ended December 31, 2022 include $15 million related to Gadsden, $7 million related to the modernization of two of our tire manufacturing facilities in Germany and $3 million for various plans to reduce global SAG headcount. Net prior year plan charges also include reversals of $9 million for actions no longer needed for their originally intended purposes.

Ongoing rationalization plans had approximately $960 million in charges through 2022 and approximately $60 million is expected to be incurred in future periods.

Approximately 2,200 associates will be released under new plans initiated in 2022, of which approximately 1,200 were released through December 31, 2022. In 2022, approximately 200 associates were released under plans initiated in prior years. Approximately 1,000 associates remain to be released under all ongoing rationalization plans.

Rationalization activities initiated in 2021 include current year charges primarily related to a plan to reduce SAG headcount in EMEA. Net prior year plan charges recognized in 2021 include $37 million related to Gadsden, $26 million related to the modernization of two of our tire manufacturing facilities in Germany, and $10 million related to various plans to reduce manufacturing headcount and improve operating efficiency in EMEA. In addition, net prior year plan charges include reversals of $2 million for actions no longer needed for their originally intended purposes.

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

Asset write-off and accelerated depreciation charges in 2022 primarily related to the discontinuation of our operations in Russia and the plan related to the integration of Cooper Tire. Asset write-off and accelerated depreciation charges for 2022 were primarily recorded in SAG.

Asset write-off and accelerated depreciation charges in 2020 primarily related to Gadsden and were recorded in CGS.

Note 5. Interest Expense

Interest expense includes interest and the amortization of deferred financing fees and debt discounts, less amounts capitalized, as follows:

(In millions)	2022	2021	2020
Interest expense before capitalization	$470	$403	$339
Capitalized interest	(19)	(16)	(15)
	$451	$387	$324

Cash payments for interest, net of amounts capitalized, were $437 million, $316 million and $315 million in 2022, 2021 and 2020, respectively.

Note 6. Other (Income) Expense

(In millions)	2022	2021	2020
Non-service related pension and other postretirement benefits cost	$178	$92	$110
Interest income on a favorable indirect tax ruling in Brazil	—	(48)	—
Financing fees and financial instruments expense	40	39	26
Net foreign currency exchange (gains) losses	12	29	(9)
General and product liability expense - discontinued products	5	—	10
Royalty income	(27)	(24)	(19)
Net (gains) losses on asset sales	(122)	(20)	2
Interest income	(34)	(24)	(14)
Transaction costs	—	40	—
Other legal claims	14	—	—
Miscellaneous (income) expense	9	10	13
	$75	$94	$119

Non-service related pension and other postretirement benefits cost consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost, as well as curtailments and settlements which are not related to rationalization plans. Non-service related pension and other postretirement benefits cost includes net pension settlement and curtailment charges of $124 million, $43 million and $18 million in 2022, 2021 and 2020, respectively. For further information, refer to Note to the Consolidated Financial Statements No. 18, Pension, Other Postretirement Benefits and Savings Plans.

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

Financing fees and financial instruments expense consists of commitment fees and charges incurred in connection with financing transactions. Financing fees and financial instruments expense in 2021 included a $10 million charge for a commitment fee on a bridge term loan facility related to the Cooper Tire acquisition that was not utilized and was terminated upon the closing of the transaction.

Net foreign currency exchange (gains) losses include $7 million of expense in the first quarter of 2021 related to the out of period adjustments discussed in Note to the Consolidated Financial Statements No. 1, Accounting Policies.

General and product liability expense - discontinued products consists of charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries.

Net gains on asset sales in 2022 include a $95 million gain in the second quarter of 2022 related to a sale and leaseback transaction of certain consumer and commercial retail locations in Americas. Cash proceeds, which were received during the second quarter of 2022, related to this transaction totaled $108 million. Leaseback terms for all locations include a 15-year initial term with up to six 5-year renewal options. We determined at the inception of the leases that it was not probable that we would exercise any of the renewal options. The transaction resulted in the recognition of Operating Lease ROU Assets totaling $57 million. The remainder of net gains on asset sales in 2022 primarily relate to the sale and exit of certain retail locations in Americas during the fourth quarter. Net gains on asset sales in 2021 primarily relate to the sale of land in Hanau, Germany.

Transaction costs include legal, consulting and other expenses incurred by us in connection with the Cooper Tire acquisition.

Miscellaneous (income) expense for the year ended December 31, 2021 includes an insurance settlement gain of $10 million.

Other (Income) Expense also includes royalty income, which is derived primarily from licensing arrangements, interest income and intellectual property-related legal claims.

Note 7. Income Taxes

The components of Income (Loss) before Income Taxes follow:

(In millions)	2022	2021	2020
U.S.	$41	$(102)	$(993)
Foreign	358	615	(147)
	$399	$513	$(1,140)

A reconciliation of income taxes at the U.S. statutory rate to United States and Foreign Tax Expense (Benefit) follows:

(In millions)	2022	2021	2020
U.S. federal income tax expense (benefit) at the statutory rate of 21%	$84	$108	$(239)
Net foreign losses (income) with no tax due to valuation allowances	45	3	37
Adjustment for foreign income taxed at different rates	33	24	7
Net establishment (release) of foreign valuation allowances and write off of deferred taxes	24	(1)	—
U.S. charges (benefits) related to foreign tax credits, R&D and foreign derived intangible deduction	(7)	(4)	(9)
State income taxes, net of U.S. federal benefit	6	1	(17)
Deferred tax impact of enacted rate and law changes	(6)	(61)	(18)
Net establishment (release) of uncertain tax positions	(4)	(6)	6
Net establishment (release) of U.S. valuation allowances	—	(340)	310
Goodwill impairment	—	—	34
Other	15	9	(1)
United States and Foreign Tax Expense (Benefit)	$190	$(267)	$110

The components of United States and Foreign Tax Expense (Benefit) by taxing jurisdiction, follow:

(In millions)	2022	2021	2020
Current:
Federal	$—	$1	$(5)
Foreign	150	166	95
State	12	37	(3)
	162	204	87
Deferred:
Federal	(28)	(362)	63
Foreign	46	(23)	(31)
State	10	(86)	(9)
	28	(471)	23
United States and Foreign Tax Expense (Benefit)	$190	$(267)	$110

Income tax expense in 2022 was $190 million on income before income taxes of $399 million. In 2022, income tax expense includes net discrete tax expense totaling $23 million, including a charge of $14 million to write off deferred tax assets related to tax loss carryforwards in the UK and a charge of $11 million to establish a full valuation allowance on our net deferred tax assets in Russia, partially offset by a net benefit of $2 million for various other items.

In 2021, income tax benefit of $267 million includes net discrete tax benefits totaling $409 million, including a reduction in our valuation allowances of $340 million for certain U.S. deferred tax assets for foreign tax credits and state tax loss carryforwards, a $39 million benefit to adjust our deferred tax assets in England for a second quarter enacted change in the tax rate, a $21 million benefit to reflect an increase in our estimated state tax rate used in calculating our U.S. net deferred tax assets as a result of a change in the overall mix of our earnings by state after including the impact of the acquisition of Cooper Tire, an $8 million benefit related to a favorable court ruling in Brazil, and a net benefit of $1 million for various other items.

In 2020, income tax expense of $110 million includes net discrete tax expense totaling $305 million, including the establishment of a $295 million valuation allowance in the U.S. on certain deferred tax assets for foreign tax credits. Discrete tax expense also includes a net charge of $10 million, including a $15 million charge related to a U.S. valuation allowance for state tax loss carryforwards, a $13 million benefit to adjust our deferred tax assets in England for a third quarter enacted change in the tax rate, and various other net charges totaling $8 million.

On August 16, 2022, the Inflation Reduction Act (the "Act") was signed into law in the U.S. The Act includes a new 15% corporate alternative minimum tax ("CAMT"). This CAMT applies to tax years beginning after December 31, 2022 for companies with average annual adjusted financial statement income over the previous three years in excess of $1 billion. For 2023, we do not anticipate this CAMT will apply to us due to the significant pandemic-driven losses we incurred in 2020. As allowed, we elected to not consider the estimated impact of potential future CAMT obligations for purposes of assessing valuation allowances on our deferred tax assets.

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

At December 31, 2022 and December 31, 2021, we had approximately $1.1 billion and $1.2 billion of U.S. federal, state and local net deferred tax assets, respectively, inclusive of valuation allowances totaling $26 million in each year primarily for state tax loss carryforwards with limited lives. Approximately $700 million of these U.S. net deferred tax assets have unlimited lives and approximately $400 million have limited lives and expire between 2023 and 2042. In the U.S., we have a cumulative loss for the three-year period ended December 31, 2022. However, as the three-year cumulative loss in the U.S. is driven by business disruptions created by the COVID-19 pandemic, primarily in 2020, and only includes the favorable impact of the Cooper Tire acquisition since the Closing Date, we also considered other objectively verifiable information in assessing our ability to utilize our net deferred tax assets, including continued favorable overall volume trends in the tire industry and our tire volume compared to 2020 levels. In addition, the Cooper Tire acquisition has generated significant incremental domestic earnings since the Closing Date and provides opportunities for cost and other operating synergies to further improve our U.S. profitability.

At December 31, 2022 and December 31, 2021, our U.S. net deferred tax assets described above include approximately $230 million and $340 million, respectively, of foreign tax credits with limited lives. Our earnings and forecasts of future profitability, taking into consideration recent trends, along with three significant sources of foreign income, provide us sufficient positive evidence that we will be able to utilize these net foreign tax credits which expire through 2032. Our sources of foreign income are (1) 100% of our domestic profitability can be re-characterized as foreign source income under current U.S. tax law to the extent domestic losses have offset foreign source income in prior years, (2) annual net foreign source income, exclusive of dividends, primarily from royalties, and (3) tax planning strategies, including accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, and other financing transactions, all of which would increase our domestic profitability.

We consider our current forecasts of future profitability in assessing our ability to realize our deferred tax assets, including our foreign tax credits. These forecasts include the impact of recent trends, including various macroeconomic factors such as the impact of higher raw material, transportation, labor and energy costs, on our profitability, as well as the impact of tax planning strategies. These macroeconomic factors possess a high degree of volatility and can significantly impact our profitability. As such, there is a risk that future earnings will not be sufficient to fully utilize our U.S. net deferred tax assets, including our foreign tax credits. However, we believe our forecasts of future profitability along with the three significant sources of foreign income described above provide us sufficient positive, objectively verifiable evidence to conclude that it is more likely than not that, at December 31, 2022, our U.S. net deferred tax assets, including our foreign tax credits, will be fully utilized.

At December 31, 2022 and December 31, 2021, we also had approximately $1.2 billion and $1.3 billion of foreign net deferred tax assets, respectively, and related valuation allowances of approximately $1.0 billion in each year. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of $873 million on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances having a significant impact on our financial position or results of operations will exist within the next twelve months.

Temporary differences and carryforwards giving rise to deferred tax assets and liabilities at December 31 follow:

(In millions)	2022	2021
Tax loss carryforwards and credits	$1,160	$1,274
Capitalized research and development expenditures	481	453
Prepaid royalty income	457	534
Partnership basis differences	341	364
Accrued expenses deductible as paid	320	331
Lease liabilities	70	101
Postretirement benefits and pensions	63	126
Rationalizations and other provisions	52	26
Vacation and sick pay	26	25
Other	100	98
	3,070	3,332
Valuation allowance	(1,072)	(1,044)
Total deferred tax assets	1,998	2,288
Property basis differences	(407)	(503)
Intangible property basis differences related to Cooper Tire acquisition	(214)	(227)
Right-of-use assets	(68)	(96)
Tax on undistributed earnings of subsidiaries	—	(1)
Total net deferred tax assets	$1,309	$1,461

At December 31, 2022, we had $746 million of tax assets for net operating loss, capital loss and tax credit carryforwards related to certain foreign subsidiaries. These carryforwards are primarily from countries with unlimited carryforward periods, but include $72 million of tax credit carryforwards in various European countries that are subject to expiration from 2023 to 2032. A valuation allowance totaling $1,046 million has been recorded against these and other deferred tax assets where recovery of the asset or carryforward is uncertain. In addition, we had $348 million of federal and $66 million of state tax assets for net operating loss and tax credit carryforwards. The federal carryforwards include $227 million of foreign tax credits that are subject to expiration from 2023 to 2032 and $121 million of tax assets related to research and development credits and other federal credits that are subject to expiration from 2030 to 2042. The state carryforwards include $57 million that are subject to expiration from 2023 to 2042. A valuation allowance of $26 million has been recorded against federal and state deferred tax assets where recovery is uncertain.

At December 31, 2022, we had unrecognized tax benefits of $87 million that, if recognized, would have a favorable impact on our tax expense of $56 million. We had accrued interest of $1 million as of December 31, 2022. If not favorably settled, $14 million of the unrecognized tax benefits and all the accrued interest would require the use of our cash. We do not expect changes during 2023 to our unrecognized tax benefits to have a significant impact on our financial position or results of operations. A summary of our unrecognized tax benefits and changes during the year follows:

(In millions)	2022	2021	2020
Balance at January 1	$90	$85	$82
Increases related to prior year tax positions	10	28	26
Decreases related to prior year tax positions	—	(12)	(1)
Settlements	(12)	(5)	(15)
Foreign currency impact	(1)	(7)	(7)
Increases related to current year tax positions	2	3	—
Lapse of statute of limitations	(2)	(2)	—
Balance at December 31	$87	$90	$85

We are open to examination in the U.S. for 2021 and in Germany from 2018 onward. Generally, for our remaining tax jurisdictions, years from 2017 onward are still open to examination.

We have undistributed earnings and profits of our foreign subsidiaries totaling approximately $2.7 billion at December 31, 2022. We have concluded that no provision for tax in the U.S. is required because substantially all of the remaining undistributed earnings and profits have been or will be reinvested in property, plant and equipment and working capital outside of the U.S. A foreign withholding tax charge of approximately $100 million (net of foreign tax credits) would be required if these earnings and profits were to be distributed to the U.S.

Net cash payments for income taxes were $174 million, $201 million and $45 million in 2022, 2021 and 2020, respectively.

Note 8. Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are calculated to reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock.

Basic and diluted earnings per common share are calculated as follows:

(In millions, except per share amounts)	2022	2021	2020
Earnings (loss) per share — basic:
Goodyear net income (loss)	$202	$764	$(1,254)
Weighted average shares outstanding	284	261	234
Earnings (loss) per common share — basic	$0.71	$2.92	$(5.35)

Earnings (loss) per share — diluted:
Goodyear net income (loss)	$202	$764	$(1,254)
Weighted average shares outstanding	284	261	234
Dilutive effect of stock options and other dilutive securities	2	3	—
Weighted average shares outstanding — diluted	286	264	234
Earnings (loss) per common share — diluted	$0.71	$2.89	$(5.35)

Weighted average shares outstanding — diluted for 2022 excludes approximately 2 million equivalent shares related to options with exercise prices greater than the average market price of our common shares (i.e., “underwater” options). There were approximately 2 million and 9 million equivalent shares related to underwater options for 2021 and 2020, respectively. There were no options with exercise prices greater than the average market price of our common shares (i.e., "in-the-money" options) for 2020, which would have been excluded from the determination of diluted earnings per share due to the Goodyear net loss.

Note 9. Business Segments

Segment information reflects our strategic business units (“SBUs”), which are organized to meet customer requirements and global competition. For the year ended December 31, 2022, we operated our business through three operating segments representing our regional tire businesses: Americas; Europe, Middle East and Africa; and Asia Pacific. Segment information is reported on the basis used for reporting to our Chief Executive Officer. Each of the three regional business segments is involved in the development, manufacture, distribution and sale of tires. Certain of the business segments also provide related products and services, which include retreads and automotive and commercial truck maintenance and repair services. Each segment also exports tires to other segments. Since the Closing Date, Cooper Tire's operating results have been incorporated into each of our SBUs.

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

The following table presents segment sales and operating income (loss), and the reconciliation of segment operating income (loss) to Income (Loss) before Income Taxes:

(In millions)	2022	2021	2020
Sales
Americas	$12,766	$10,051	$6,556
Europe, Middle East and Africa	5,645	5,243	4,020
Asia Pacific	2,394	2,184	1,745
Net Sales	$20,805	$17,478	$12,321
Segment Operating Income (Loss)
Americas	$1,094	$914	$9
Europe, Middle East and Africa	61	239	(72)
Asia Pacific	121	135	49
Total Segment Operating Income (Loss)	$1,276	$1,288	$(14)
Less:
Goodwill and Other Asset Impairments (Notes 12 and 13)	—	—	330
Rationalizations (Note 4)	129	93	159
Interest expense (Note 5)	451	387	324
Other (income) expense (Note 6)	75	94	119
Asset write-offs and accelerated depreciation (Note 4)	37	1	105
Corporate incentive compensation plans	56	87	44
Retained expenses of divested operations	14	12	8
Other(1)	115	101	37
Income (Loss) before Income Taxes	$399	$513	$(1,140)
(1)
Primarily represents unallocated corporate costs and the elimination of $25 million, $22 million and $17 million for the years ended December 31, 2022, 2021 and 2020, respectively, of royalty income attributable to the SBUs. Increases in 2021 and 2022 were driven by the acquisition of Cooper Tire.

The following table presents segment assets at December 31:

(In millions)	2022	2021
Assets
Americas	$12,171	$10,874
Europe, Middle East and Africa	5,239	4,953
Asia Pacific	2,913	3,125
Total Segment Assets	20,323	18,952
Corporate(1)	2,108	2,450
	$22,431	$21,402

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

The following table presents geographic information. Net sales by country were determined based on the location of the selling subsidiary. Long-lived assets consist of property, plant and equipment. Management did not consider the net sales of any individual country outside the United States to be significant to the consolidated financial statements. For long-lived assets, only the United States and China were considered to be significant.

(In millions)	2022	2021	2020
Net Sales
United States	$10,734	$8,480	$5,424
Other international	10,071	8,998	6,897
	$20,805	$17,478	$12,321
Long-Lived Assets
United States	$3,804	$3,717
China	743	833
Other international	3,747	3,795
	$8,294	$8,345

At December 31, 2022, significant concentrations of cash and cash equivalents held by our international subsidiaries included the following amounts:

•
$361 million or 29% in EMEA, primarily France, Belgium and England ($161 million or 15% at December 31, 2021),
•
$316 million or 26% in Americas, primarily Chile, Brazil and Mexico ($320 million or 29% at December 31, 2021), and
•
$301 million or 25% in Asia Pacific, primarily China, India and Australia ($317 million or 29% at December 31, 2021).

Goodwill and other asset impairments, as described in Notes to the Consolidated Financial Statements No. 12, Goodwill and Intangible Assets, and No. 13, Other Assets and Investments; rationalizations, as described in Note to the Consolidated Financial Statements No. 4, Costs Associated with Rationalization Programs; net (gains) losses on asset sales, as described in Note to the Consolidated Financial Statements No. 6, Other (Income) Expense; and asset write-offs and accelerated depreciation were not charged (credited) to the SBUs for performance evaluation purposes but were attributable to the SBUs as follows:

(In millions)	2022	2021	2020
Goodwill and Other Asset Impairments
Americas	$—	$—	$148
Europe, Middle East and Africa	—	—	182
Total Segment Goodwill and Other Asset Impairments	$—	$—	$330

(In millions)	2022	2021	2020
Rationalizations
Americas	$32	$38	$94
Europe, Middle East and Africa	92	49	59
Asia Pacific	—	—	4
Total Segment Rationalizations	$124	$87	$157
Corporate	5	6	2
	$129	$93	$159

(In millions)	2022	2021	2020
Net (Gains) Losses on Asset Sales
Americas	$(122)	$(1)	$—
Europe, Middle East and Africa	—	(13)	2
Total Segment (Gains) Losses on Asset Sales	$(122)	$(14)	$2
Corporate	—	(6)	—
	$(122)	$(20)	$2

(In millions)	2022	2021	2020
Asset Write-Offs and Accelerated Depreciation
Americas	$—	$—	$103
Europe, Middle East and Africa	20	1	2
Total Segment Asset Write-Offs and Accelerated Depreciation	$20	$1	$105
Corporate	17	—	—
	$37	$1	$105

The following tables present segment capital expenditures and depreciation and amortization:

(In millions)	2022	2021	2020
Capital Expenditures
Americas	$611	$537	$302
Europe, Middle East and Africa	258	270	235
Asia Pacific	144	135	91
Total Segment Capital Expenditures	$1,013	$942	$628
Corporate	48	39	19
	$1,061	$981	$647

(In millions)	2022	2021	2020
Depreciation and Amortization
Americas	$561	$486	$490
Europe, Middle East and Africa	208	213	201
Asia Pacific	144	146	133
Total Segment Depreciation and Amortization	$913	$845	$824
Corporate	51	38	35
	$964	$883	$859

The following table presents segment equity in the net (income) loss of investees accounted for by the equity method:

(In millions)	2022	2021	2020
Equity in (Income) Loss
Americas	$(14)	$(18)	$31
Europe, Middle East and Africa	1	—	—
Asia Pacific	(12)	(4)	—
Total Segment Equity in (Income) Loss	$(25)	$(22)	$31

Increases in total segment equity in (income) loss for 2022 and 2021 were driven by improved profitability of our TireHub joint venture in Americas and the addition of our ACTR joint venture in Asia Pacific as a result of the acquisition of Cooper Tire.

Note 10. Accounts Receivable

(In millions)	December 31, 2022	December 31, 2021
Accounts receivable	$2,722	$2,510
Allowance for doubtful accounts	(112)	(123)
	$2,610	$2,387

Note 11. Inventories

(In millions)	December 31, 2022	December 31, 2021
Raw materials	$1,191	$958
Work in process	187	191
Finished goods	3,193	2,445
	$4,571	$3,594

Note 12. Goodwill and Intangible Assets

The following table presents the net carrying amount of goodwill allocated by segment, and changes during 2022:

(In millions)	Balance at December 31, 2021	Acquisitions	Divestitures	Translation	Balance at December 31, 2022
Americas(1)	$709	$15	$—	$—	$724
Europe, Middle East and Africa	231	18	(3)	(14)	232
Asia Pacific	64	—	—	(6)	58
	$1,004	$33	$(3)	$(20)	$1,014

The following table presents the net carrying amount of goodwill allocated by segment, and changes during 2021:

(In millions)	Balance at December 31, 2020	Acquisitions	Divestitures	Translation	Balance at December 31, 2021
Americas(1)	$91	$618	$—	$—	$709
Europe, Middle East and Africa	250	—	—	(19)	231
Asia Pacific	67	—	—	(3)	64
	$408	$618	$—	$(22)	$1,004

(1)
The increase during 2022 and 2021 was due to the acquisition of Cooper Tire. For further information, refer to Note to the Consolidated Financial Statements No. 2, Cooper Tire Acquisition.

The following table presents information about intangible assets at December 31:

	2022			2021
(In millions)	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
Intangible assets with indefinite lives	$687	$(6)	$681	$684	$(6)	$678
Customer relationships	350	(48)	302	350	(18)	332
Other intangible assets	31	(20)	11	32	(17)	15
Trademarks and patents	30	(20)	10	32	(18)	14
	$1,098	$(94)	$1,004	$1,098	$(59)	$1,039

(1)
Includes impact of foreign currency translation.

Intangible assets are primarily comprised of the rights to use the Cooper and Dunlop brand names and related trademarks, Cooper Tire customer relationships, and certain other brand names and trademarks.

Amortization expense for intangible assets totaled $35 million in 2022, $21 million in 2021 and $2 million in 2020. We estimate that annual amortization expense related to intangible assets will be $34 million in 2023, and an average of $31 million in 2024 through 2027. The weighted average remaining amortization period is approximately 10 years.

Our annual impairment analyses for 2022 and 2021, including the acquisition of Cooper Tire, indicated no impairment of goodwill or intangible assets with indefinite lives. In 2020, we recorded a non-cash goodwill impairment charge of $182 million related to our EMEA reporting unit.

Note 13. Other Assets and Investments

Dividends received from our consolidated subsidiaries were $115 million, $177 million and $155 million in 2022, 2021 and 2020, respectively. Dividends received in 2022 were primarily from Brazil, Mexico and Singapore and paid to the United States. Dividends received in 2021 were primarily from Brazil, Singapore and Peru and paid to the United States. Dividends received in 2020 were primarily from Singapore, Peru and Brazil and paid to the United States. Dividends received from our affiliates accounted for using the equity method were $7 million, $6 million and $5 million in 2022, 2021 and 2020, respectively.

Investment in TireHub

The carrying value of our investment in TireHub was $60 million and $72 million at December 31, 2022 and 2021, respectively, and was included in Other Assets on our Consolidated Balance Sheets. In addition, we had an outstanding loan receivable from TireHub of $17 million at December 31, 2022, which was also included in Other Assets on our Consolidated Balance Sheets. Our investment in TireHub is accounted for under the equity method of accounting and, as such, includes our 50% share of the net income (losses) of TireHub, which totaled $1 million, $4 million and $(36) million in 2022, 2021 and 2020, respectively.

In 2020, we recorded a non-cash impairment charge of $148 million related to our investment in TireHub. We concluded that there was no additional other-than-temporary decline in the fair value of our investment in TireHub during 2022 or 2021.

Investment in ACTR Company Limited

As part of the Cooper Tire acquisition, Goodyear acquired a 35% equity interest in ACTR Company Limited, a tire manufacturing joint venture in Vietnam, valued at $70 million and $58 million at December 31, 2022 and 2021, respectively. Our investment in ACTR is accounted for under the equity method of accounting and, as such, includes our 35% share of the net income of ACTR, which totaled $12 million and $4 million for the years ended December 31, 2022 and 2021, respectively.

Note 14. Property, Plant and Equipment

	December 31, 2022			December 31, 2021
(In millions)	Owned	Finance Leases	Total	Owned	Finance Leases	Total
Property, plant and equipment:
Land	$449	$1	$450	$552	$1	$553
Buildings	2,640	217	2,857	2,681	232	2,913
Machinery and equipment	14,838	51	14,889	14,893	31	14,924
Construction in progress	1,173	—	1,173	785	—	785
	19,100	269	19,369	18,911	264	19,175
Accumulated depreciation	(11,308)	(69)	(11,377)	(11,066)	(64)	(11,130)
	7,792	200	7,992	7,845	200	8,045
Spare parts	302	—	302	300	—	300
	$8,094	$200	$8,294	$8,145	$200	$8,345

The range of useful lives of property used in arriving at the annual amount of depreciation is as follows: buildings and improvements, 3 to 45 years; and machinery and equipment, 3 to 40 years.

Note 15. Leases

The components of lease expense included in Income (Loss) before Income Taxes for the years ended December 31, 2022, 2021 and 2020 are as follows:

(In millions)	2022	2021	2020
Operating Lease Expense	$300	$295	$286
Finance Lease Expense:
Amortization of ROU assets	10	9	11
Interest on lease liabilities	20	21	21
Short Term Lease Expense	17	11	6
Variable Lease Expense	5	8	3
Sublease Income	(11)	(11)	(11)
Total Lease Expense	$341	$333	$316

Supplemental cash flow information related to leases for the years ended December 31, 2022, 2021 and 2020 is as follows:

(In millions)	2022	2021	2020
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating Cash Flows for Operating Leases	$276	$278	$268
Operating Cash Flows for Finance Leases	20	21	21
Financing Cash Flows for Finance Leases	6	6	7
ROU Assets Obtained in Exchange for Lease Obligations
Operating Leases	250	378	202
Finance Leases	20	14	3

Supplemental balance sheet information related to leases as of December 31, 2022 and 2021 is as follows:

(In millions, except lease term and discount rate)	2022	2021
Operating Leases
Operating Lease ROU Assets	$976	$981

Operating Lease Liabilities due Within One Year	$199	$204
Operating Lease Liabilities	821	819
Total Operating Lease Liabilities	$1,020	$1,023

Finance Leases
Property, Plant and Equipment, at cost	$269	$264
Accumulated Depreciation	(69)	(64)
Property, Plant and Equipment, net	$200	$200

Long Term Debt and Finance Leases due Within One Year	$8	$18
Long Term Debt and Finance Leases	247	237
Total Finance Lease Liabilities	$255	$255

Weighted Average Remaining Lease Term (years)
Operating Leases	7.4	7.5
Finance Leases	29.2	30.1

Weighted Average Discount Rate
Operating Leases	6.82%	6.30%
Finance Leases	8.26%	8.40%

Future maturities of our lease liabilities, excluding subleases, as of December 31, 2022 are as follows:

(In millions)	Operating Leases	Finance Leases
2023	$255	$26
2024	212	25
2025	176	24
2026	141	24
2027	108	23
Thereafter	436	637
Total Lease Payments	1,328	759
Less: Imputed Interest	308	504
Total	$1,020	$255

As of December 31, 2022, we have additional operating and finance leases that have not yet commenced for which the present value of lease payments over the respective lease terms totals $1 million. Accordingly, these leases are not recorded on the Consolidated Balance Sheets at December 31, 2022. These leases will commence in 2023 and 2024 with lease terms of 1 year to 8 years.

Note 16. Financing Arrangements and Derivative Financial Instruments

At December 31, 2022, we had total credit arrangements of $11,806 million, of which $4,035 million were unused. At that date, approximately 21% of our debt was at variable interest rates averaging 5.94%.

Notes Payable and Overdrafts, Long Term Debt and Finance Leases due Within One Year and Short Term Financing Arrangements

At December 31, 2022, we had short term committed and uncommitted credit arrangements totaling $881 million, of which $469 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.

The following table presents amounts due within one year:

	December 31,	December 31,
(In millions)	2022	2021
Chinese credit facilities	$26	$37
Other foreign and domestic debt	369	369
Notes Payable and Overdrafts	$395	$406
Weighted average interest rate	5.75%	2.78%

Chinese credit facilities	$136	$124
Other foreign and domestic debt (including finance leases)	92	219
Long Term Debt and Finance Leases due Within One Year	$228	$343
Weighted average interest rate	3.88%	5.25%
Total obligations due within one year	$623	$749

Long Term Debt and Finance Leases and Financing Arrangements

At December 31, 2022, we had long term credit arrangements totaling $10,925 million, of which $3,566 million were unused.

The following table presents long term debt and finance leases, net of unamortized discounts, and interest rates:

	December 31, 2022		December 31, 2021
(In millions)	Amount	Interest Rate	Amount	Interest Rate
Notes:
9.5% due 2025	$802		$802
5% due 2026	900		900
4.875% due 2027	700		700
7.625% due 2027	131		135
7% due 2028	150		150
2.75% Euro Notes due 2028	427		454
5% due 2029	850		850
5.25% due April 2031	550		550
5.25% due July 2031	600		600
5.625% due 2033	450		450
Credit Facilities:
First lien revolving credit facility due 2026	—	—	—	—
European revolving credit facility due 2028	374	3.39%	—	—
Pan-European accounts receivable facility	267	3.77%	279	1.08%
Mexican credit facility	200	6.29%	158	1.85%
Chinese credit facilities	235	4.23%	333	4.34%
Other foreign and domestic debt(1)	650	6.58%	430	6.05%
	7,286		6,791
Unamortized deferred financing fees	(46)		(55)
	7,240		6,736
Finance lease obligations(2)	255		255
	7,495		6,991
Less portion due within one year	(228)		(343)
	$7,267		$6,648

(1)
Interest rates are weighted average interest rates related to various foreign credit facilities with customary terms and conditions.
(2)
Includes non-cash financing additions of $20 million and $14 million during the twelve month period ended December 31, 2022 and 2021, respectively.

NOTES

$800 million 9.5% Senior Notes due 2025

At December 31, 2022, $800 million aggregate principal amount of 9.5% senior notes due 2025 were outstanding. $600 million of these notes were sold at 100% of the principal amount and $200 million of these notes were sold at 101.75% of the principal amount at an effective yield of 9.056%. These notes will mature on May 31, 2025. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. first lien revolving credit facility described below.

We have the option to redeem these notes, in whole or in part, at any time at a redemption price of 104.75%, 102.375% and 100% during the 12-month periods commencing on May 31, 2022, 2023 and 2024 and thereafter, respectively, plus accrued and unpaid interest to the redemption date.

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

$900 million 5% Senior Notes due 2026

At December 31, 2022, $900 million aggregate principal amount of 5% senior notes due 2026 were outstanding. These notes were sold at 100% of the principal amount and will mature on May 31, 2026. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. first lien revolving credit facility described below.

We have the option to redeem these notes, in whole or in part, at any time at a redemption price of 101.667%, 100.833% and 100% during the 12-month periods commencing on May 31, 2022, 2023 and 2024 and thereafter, respectively, plus accrued and unpaid interest to the redemption date.

The indenture for these notes includes covenants that are substantially similar to those contained in the indenture governing our 9.5% senior notes due 2025, described above.

$700 million 4.875% Senior Notes due 2027

At December 31, 2022, $700 million aggregate principal amount of 4.875% senior notes due 2027 were outstanding. These notes were sold at 100% of the principal amount and will mature on March 15, 2027. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. first lien revolving credit facility described below.

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

$117 million 7.625% Senior Notes due 2027

Following the Cooper Tire acquisition and at December 31, 2022, $117 million aggregate principal amount of 7.625% senior notes due 2027 were outstanding. These notes also included a $19 million fair value step-up, which is being amortized against interest expense over the remaining life of the notes. Amortization since the Closing Date was approximately $5 million. These notes are unsecured senior obligations and will mature on March 15, 2027. These notes are not redeemable prior to maturity.

On November 25, 2022, Goodyear assumed Cooper Tire's obligations under these notes.

The terms of the indenture for these notes, among other things, limit our ability and the ability of certain of our subsidiaries to (i) incur certain liens, (ii) enter into certain sale and leaseback transactions, and (iii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications.

$150 million 7% Senior Notes due 2028

At December 31, 2022, $150 million aggregate principal amount of 7% notes due 2028 were outstanding. These notes are unsecured senior obligations and will mature on March 15, 2028.

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

€400 million 2.75% Senior Notes due 2028 of GEBV

At December 31, 2022, €400 million in aggregate principal amount of GEBV 2.75% senior notes due 2028 were outstanding. These notes were sold at 100% of the principal amount and will mature on August 15, 2028. These notes are unsecured senior obligations of GEBV and are guaranteed, on an unsecured senior basis, by the Company and our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. first lien revolving credit facility described below.

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

$850 million 5% Senior Notes due 2029

At December 31, 2022, $850 million in aggregate principal amount of 5% senior notes due 2029 were outstanding. These notes were sold at 100% of the principal amount and will mature on July 15, 2029. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. first lien revolving credit facility described below.

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

$550 million 5.25% Senior Notes due April 2031

At December 31, 2022, $550 million in aggregate principal amount of 5.25% senior notes due April 2031 were outstanding. These notes were sold at 100% of the principal amount and will mature on April 30, 2031. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. first lien revolving credit facility described below.

The indenture for these notes includes redemption provisions that are substantially similar to those contained in the indenture governing our 5% senior notes due 2029, described above.

The indenture for these notes includes covenants that are substantially similar to those contained in the indenture governing our 4.875% senior notes due 2027, described above.

$600 million 5.25% Senior Notes due July 2031

At December 31, 2022, $600 million in aggregate principal amount of 5.25% senior notes due July 2031 were outstanding. These notes were sold at 100% of the principal amount and will mature on July 15, 2031. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. first lien revolving credit facility described below.

The indenture for these notes includes redemption provisions that are substantially similar to those contained in the indenture governing our 5% senior notes due 2029, described above.

The indenture for these notes includes covenants that are substantially similar to those contained in the indenture governing our 4.875% senior notes due 2027, described above.

$450 million 5.625% Senior Notes due 2033

At December 31, 2022, $450 million in aggregate principal amount of 5.625% senior notes due 2033 were outstanding. These notes were sold at 100% of the principal amount and will mature on April 30, 2033. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. first lien revolving credit facility described below.

The indenture for these notes includes redemption provisions that are substantially similar to those contained in the indenture governing our 5% senior notes due 2029, described above.

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

Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks in an amount not to exceed $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we would be required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of December 31, 2022, our borrowing base was above the facility's stated amount of $2.75 billion.

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

At December 31, 2022, we had no borrowings and $3 million of letters of credit issued under the revolving credit facility. At December 31, 2021, we had no borrowings and $19 million of letters of credit issued under the revolving credit facility.

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

At December 31, 2022, there were no borrowings outstanding under the German tranche, $374 million (€350 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility. At December 31, 2021, we had no borrowings and no letters of credit outstanding under the European revolving credit facility.

Accounts Receivable Securitization Facilities (On-Balance Sheet)

GEBV and certain other of our European subsidiaries are parties to a pan-European accounts receivable securitization facility that expires in 2027. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €30 million and not more than €450 million. For the period from October 19, 2021 through October 19, 2022, the designated maximum amount of the facility was €300 million. For the period from October 20, 2022 through October 18, 2023, the designated maximum amount of the facility remains at €300 million.

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

At December 31, 2022, the amounts available and utilized under this program totaled $267 million (€250 million). At December 31, 2021, the amounts available and utilized under this program totaled $279 million (€246 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At December 31, 2022, the gross amount of receivables sold was $744 million, compared to $605 million at December 31, 2021. The increase from December 31, 2021 is primarily due to an increase in our accounts receivable as a result of higher sales prices.

Other Foreign Credit Facilities

A Mexican subsidiary and a U.S. subsidiary have a revolving credit facility in Mexico. At December 31, 2022, the amounts available and utilized under this facility were $200 million. At December 31, 2021, the amounts available and utilized under this facility were $200 million and $158 million, respectively. The facility ultimately matures on November 22, 2024, has covenants relating to the Mexican and U.S. subsidiaries, and has customary representations and warranties and defaults relating to the Mexican and U.S. subsidiaries' ability to perform their respective obligations under the facility. As of December 31, 2022, SOFR has replaced LIBOR as the base interest rate for all tranches of loans under this facility.

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

The following table presents the total amounts available and utilized under the Chinese financing arrangements:

	December 31,	December 31,
(In millions)	2022	2021
Total available	$852	$1,033
Amounts utilized:
Notes Payable and Overdrafts	$26	$37
Long Term Debt due Within One Year	136	124
Long Term Debt	99	209
Letters of credit, bank acceptances and other utilization	75	41
Total utilized	$336	$411

Maturities	1/23-8/25	1/22-6/24

Certain of these facilities can only be used to finance the expansion of one of our manufacturing facilities in China and, at December 31, 2022 and December 31, 2021, the unused amounts available under these facilities were $63 million and $81 million, respectively.

Debt Maturities

The annual aggregate maturities of our debt (excluding the impact of deferred financing fees, unamortized discounts and the fair value step-up related to the Cooper Tire acquisition), finance leases and notes payable and overdrafts for the five years subsequent to December 31, 2022 are presented below. Maturities of debt credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

(In millions)	2023	2024	2025	2026	2027
U.S.	$4	$205	$801	$899	$816
Foreign	617	378	173	13	280
	$621	$583	$974	$912	$1,096

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

The following table presents the fair values for foreign currency hedge contracts that do not meet the criteria to be accounted for as cash flow hedging instruments:

	December 31,	December 31,
(In millions)	2022	2021
Fair Values — Current asset (liability):
Accounts receivable	$4	$9
Other current liabilities	(10)	(4)

At December 31, 2022 and 2021, these outstanding foreign currency derivatives had notional amounts of $1,197 million and $993 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction gains on derivatives of $34 million in 2022 and net transaction gains on derivatives of $35 million in 2021. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.

The following table presents fair values for foreign currency hedge contracts that meet the criteria to be accounted for as cash flow hedging instruments:

	December 31,	December 31,
(In millions)	2022	2021
Fair Values — Current asset (liability):
Accounts receivable	$1	$1
Other current liabilities	(3)	(1)

At December 31, 2022 and 2021, these outstanding foreign currency derivatives had notional amounts of $71 million and $63 million, respectively, and primarily related to U.S. dollar denominated intercompany transactions. Based on our current forecasts, we believe that it is probable that the underlying hedge transactions will occur within an appropriate time frame in order to continue to qualify for cash flow hedge accounting treatment.

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

The following table presents the classification of changes in fair values of foreign currency contracts that meet the criteria to be accounted for as cash flow hedging instruments (before tax and minority):

	Year Ended December 31,
(In millions)	2022	2021	2020
Amount of gains deferred to AOCL	$—	$1	$15
Reclassification adjustment for amounts recognized in CGS	(2)	(2)	(13)

There were no estimated deferred gains at December 31, 2022 that are expected to be reclassified to earnings within the next twelve months.

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

Note 17. Fair Value Measurements

The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheet at December 31:

	Total Carrying Value in the Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2022	2021	2022	2021	2022	2021	2022	2021
Assets:
Investments	$8	$10	$8	$10	$—	$—	$—	$—
Foreign Exchange Contracts	5	10	—	—	5	10	—	—
Total Assets at Fair Value	$13	$20	$8	$10	$5	$10	$—	$—
Liabilities:
Foreign Exchange Contracts	$13	$5	$—	$—	$13	$5	$—	$—
Total Liabilities at Fair Value	$13	$5	$—	$—	$13	$5	$—	$—

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding finance leases, at December 31:

	December 31,	December 31,
(In millions)	2022	2021
Fixed Rate Debt(1):
Carrying amount — liability	$5,766	$5,781
Fair value — liability	5,198	6,149
Variable Rate Debt(1):
Carrying amount — liability	$1,474	$955
Fair value — liability	1,437	955

(1)
Excludes Notes Payable and Overdrafts of $395 million and $406 million at December 31, 2022 and 2021, respectively, of which $217 million and $227 million, respectively, are at fixed rates and $178 million and $179 million, respectively, are at variable rates. The carrying value of Notes Payable and Overdrafts approximates fair value due to the short term nature of the facilities.

Long term debt with fair values of $4,946 million and $5,905 million at December 31, 2022 and 2021, respectively, were estimated using quoted Level 1 market prices. The carrying value of the remaining debt was based upon internal estimates of fair value derived from market prices for similar debt.

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

During 2022, we communicated the termination of the Cooper Tire U.S. salaried defined benefit pension plan, which was frozen in 2009, to applicable participants. The termination of the plan, which had $380 million in assets and $375 million in estimated obligations on a termination accounting basis as of December 31, 2022, is expected to be completed in the first half of 2023.

During 2022, we recognized settlement charges of $124 million in Other (Income) Expense, primarily related to our U.S. pension plans. The settlement charges resulted from total lump sum payments exceeding annual service and interest cost of the applicable plans.

During 2021, we recognized settlement charges of $43 million in Other (Income) Expense, primarily related to our salaried U.S pension plans. The settlement charges resulted from total lump sum payments exceeding annual service and interest cost of the applicable plans.

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

Total benefits cost and amounts recognized in other comprehensive (income) loss follows:

	Pension Plans
	U.S.			Non-U.S.			Other Postretirement Benefits
(In millions)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Benefits cost (credit):
Service cost	$13	$9	$4	$24	$30	$30	$3	$3	$2
Interest cost	133	94	126	60	47	56	12	9	8
Expected return on plan assets	(214)	(196)	(193)	(67)	(48)	(54)	—	—	—
Amortization of prior service cost (credit)	—	—	—	2	1	1	(1)	(6)	(9)
Amortization of net losses	101	107	109	21	33	38	2	3	4
Net periodic cost	$33	$14	$46	$40	$63	$71	$16	$9	$5
Net curtailments/settlements/ termination benefits	124	41	31	—	2	(4)	—	—	(4)
Total benefits cost	$157	$55	$77	$40	$65	$67	$16	$9	$1
Recognized in other comprehensive (income) loss before tax and minority:
Prior service cost (credit) from plan amendments	$6	$—	$—	$(1)	$3	$3	$—	$(4)	$—
(Decrease) increase in net actuarial losses	(99)	(45)	108	(10)	(136)	(100)	(101)	(20)	5
Amortization of prior service (cost) credit in net periodic cost	—	—	—	(2)	(2)	(2)	1	6	9
Amortization of net losses in net periodic cost	(101)	(107)	(109)	(21)	(33)	(38)	(2)	(3)	(4)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements	(124)	(41)	(26)	—	(2)	(9)	—	—	6
Total recognized in other comprehensive (income) loss before tax and minority	$(318)	$(193)	$(27)	$(34)	$(170)	$(146)	$(102)	$(21)	$16
Total recognized in total benefits cost and other comprehensive (income) loss before tax and minority	$(161)	$(138)	$50	$6	$(105)	$(79)	$(86)	$(12)	$17

Service cost is recorded in CGS or SAG. Other components of net periodic cost are recorded in Other (Income) Expense. Net curtailments, settlements and termination benefits are recorded in Other (Income) Expense or Rationalizations if related to a rationalization plan.

We use the fair value of pension assets in the calculation of pension expense for all plans.

Total benefits cost for our other postretirement benefits was $12 million, $5 million and $1 million for our U.S. plans in 2022, 2021 and 2020, respectively, and $4 million, $4 million and $0 million for our non-U.S. plans in 2022, 2021 and 2020, respectively.

The Medicare Prescription Drug Improvement and Modernization Act provides plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. Our other postretirement benefits cost is presented net of this subsidy, which is less than $1 million annually.

The change in benefit obligation and plan assets for 2022 and 2021 and the amounts recognized in our Consolidated Balance Sheets at December 31, 2022 and 2021 are as follows:

	Pension Plans
	U.S.		Non-U.S.		Other Postretirement Benefits
(In millions)	2022	2021	2022	2021	2022	2021
Change in benefit obligation:
Beginning balance	$(5,798)	$(5,235)	$(3,464)	$(3,382)	$(406)	$(236)
Service cost — benefits earned	(13)	(9)	(24)	(30)	(3)	(3)
Interest cost	(133)	(94)	(60)	(47)	(12)	(9)
Plan amendments	(6)	—	1	(3)	—	4
Actuarial gain	1,282	153	881	168	103	21
Participant contributions	—	—	(3)	(1)	(8)	(8)
Curtailments/settlements/ termination benefits	233	90	6	10	—	—
Acquisition of Cooper Tire (1)	—	(1,088)	—	(450)	—	(205)
Foreign currency translation	—	—	287	118	5	2
Benefit payments	351	385	149	153	29	28
Ending balance	$(4,084)	$(5,798)	$(2,227)	$(3,464)	$(292)	$(406)
Change in plan assets:
Beginning balance	$5,720	$4,970	$3,272	$3,041	$—	$—
Actual return on plan assets	(969)	86	(845)	(9)	—	—
Company contributions to plan assets	—	29	32	30	—	—
Cash funding of direct participant payments	7	10	21	22	21	20
Participant contributions	—	—	3	1	8	8
Settlements	(233)	(90)	(6)	(10)	—	—
Acquisition of Cooper Tire (1)	—	1,100	—	412	—	—
Foreign currency translation	—	—	(285)	(62)	—	—
Benefit payments	(351)	(385)	(149)	(153)	(29)	(28)
Ending balance	$4,174	$5,720	$2,043	$3,272	$—	$—
Funded status at end of year	$90	$(78)	$(184)	$(192)	$(292)	$(406)

(1)
Represents the fair value of Cooper Tire related benefit plan obligations and plan assets as of the Closing Date.

Significant actuarial gains related to changes in benefit obligations for 2022 and 2021 primarily resulted from increases in discount rates.

Other postretirement benefits unfunded status was $205 million and $292 million for our U.S. plans at December 31, 2022 and 2021, respectively, and $87 million and $114 million for our non-U.S. plans at December 31, 2022 and 2021, respectively.

The funded status at December 31 recognized in the Consolidated Balance Sheets consists of:

	Pension Plans				Other Postretirement
	U.S.		Non-U.S.		Benefits
(In millions)	2022	2021	2022	2021	2022	2021
Noncurrent assets	$164	$96	$258	$432	$—	$—
Current liabilities	(4)	(7)	(21)	(22)	(24)	(25)
Noncurrent liabilities	(70)	(167)	(421)	(602)	(268)	(381)
Net amount recognized	$90	$(78)	$(184)	$(192)	$(292)	$(406)

The amounts recorded in AOCL at December 31, net of tax and minority interest, consist of:

	Pension Plans				Other Postretirement
	U.S.		Non-U.S.		Benefits
(In millions)	2022	2021	2022	2021	2022	2021
Prior service (credit) cost	$3	$(3)	$22	$26	$(4)	$(5)
Net actuarial loss (gain)	1,836	2,160	435	465	(96)	7
Gross amount recorded	1,839	2,157	457	491	(100)	2
Deferred income taxes	81	3	(59)	(64)	1	(23)
Minority shareholders’ equity	—	—	(4)	(1)	—	—
Net amount recorded	$1,920	$2,160	$394	$426	$(99)	$(21)

The following table presents significant weighted average assumptions used to determine benefit obligations at December 31:

	Pension Plans		Other Postretirement Benefits
	2022	2021	2022	2021
Discount rate:
—U.S.	5.45%	2.82%	5.51%	2.87%
—Non-U.S.	4.69	2.01	6.75	4.69
Rate of compensation increase:
—U.S.	N/A	N/A	N/A	N/A
—Non-U.S.	2.84	2.77	N/A	N/A

The following table presents significant weighted average assumptions used to determine benefits cost for the years ended December 31:

	Pension Plans			Other Postretirement Benefits
	2022	2021	2020	2022	2021	2020
Discount rate for determining interest cost:
—U.S.	2.74%	1.72%	2.66%	2.33%	1.97%	2.68%
—Non-U.S.	2.32	1.82	2.26	6.65	6.54	5.68
Expected long term return on plan assets:
—U.S.	4.23	3.74	4.22	N/A	N/A	N/A
—Non-U.S.	2.64	2.27	2.52	N/A	N/A	N/A
Rate of compensation increase:
—U.S.	N/A	N/A	N/A	N/A	N/A	N/A
—Non-U.S.	2.77	2.89	2.92	N/A	N/A	N/A

For 2022, a weighted average discount rate of 2.74% was used to determine interest cost for the U.S. pension plans. This rate was derived from spot rates along a yield curve developed from a portfolio of corporate bonds from issuers rated AA or higher by established rating agencies as of December 31, 2021, applied to our expected benefit payment cash flows. For our non-U.S. locations, a weighted average discount rate of 2.32% was used. This rate was developed based on the nature of the liabilities and local environments, using available bond indices, yield curves, projected cash flows, and long term inflation.

For 2022, an assumed weighted average long term rate of return of 4.23% was used for the U.S. pension plans. In developing the long term rate of return, we evaluated input from our pension fund consultant on asset class return expectations, including determining the appropriate rate of return for our plans, which are substantially invested in fixed income securities. For our non-U.S. locations, an assumed weighted average long term rate of return of 2.64% was used. Input from local pension fund consultants concerning asset class return expectations and long term inflation form the basis of this assumption.

The U.S. pension plan mortality assumption is based on our actual historical experience or published actuarial tables, and expected future mortality improvements based on published actuarial tables. For our non-U.S. locations, mortality assumptions are based on published actuarial tables which include projections of future mortality improvements.

The following table presents estimated future benefit payments from the plans as of December 31, 2022. Benefit payments for U.S. pension plans in 2023 reflect the termination of the Cooper Tire U.S. salaried defined benefit pension plan. Benefit payments for other postretirement benefits are presented net of retiree contributions and Medicare Part D Subsidy Receipts:

	Pension Plans		Other Postretirement
(In millions)	U.S.	Non-U.S.	Benefits
2023	$755	$147	$24
2024	358	141	24
2025	348	143	24
2026	346	145	24
2027	354	148	23
2028-2032	1,489	779	115

The following table presents selected information on our pension plans at December 31:

	U.S.		Non-U.S.
(In millions)	2022	2021	2022	2021
All plans:
Accumulated benefit obligation	$4,077	$5,780	$2,167	$3,385
Plans not fully-funded:
Projected benefit obligation	$275	$1,847	$799	$1,273
Accumulated benefit obligation	267	1,829	752	1,216
Fair value of plan assets	202	1,674	360	650

Certain non-U.S. subsidiaries maintain unfunded pension plans consistent with local practices and requirements. At December 31, 2022, these plans accounted for $176 million of our accumulated pension benefit obligation, $211 million of our projected pension benefit obligation, and $28 million of our AOCL adjustment. At December 31, 2021, these plans accounted for $226 million of our accumulated pension benefit obligation, $253 million of our projected pension benefit obligation, and $57 million of our AOCL adjustment.

We expect to contribute $25 million to $50 million to our funded pension plans in 2023.

Assumed health care cost trend rates at December 31 follow:

	2022	2021
Health care cost trend rate assumed for the next year	7.0%	6.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0	5.0
Year that the rate reaches the ultimate trend rate	2031	2028

Our pension plan weighted average investment allocation at December 31, by asset category, follows:

	U.S.		Non-U.S.
	2022	2021	2022	2021
Cash and short term securities	—%	1%	3%	2%
Equity securities	6	6	5	6
Debt securities	93	92	88	90
Alternatives	1	1	4	2
Total	100%	100%	100%	100%

Our pension investment policies recognize the long-term nature of pension liabilities, and are primarily designed to offset the future impact of discount rate movements on the funded status for our plans, with target return-seeking allocations based upon given funded ratio levels. All assets are managed externally according to target asset allocation guidelines we have established. Manager guidelines prohibit the use of any type of investment derivative without our prior approval. Portfolio risk is controlled by having managers comply with guidelines, establishing the maximum size of any single holding in their portfolios, and using managers with different investment styles. We periodically undertake asset and liability modeling studies to determine the appropriateness of the investments.

The portfolio of our U.S. pension plan assets includes holdings of global high quality and high yield fixed income securities, fixed income, equity and real estate collective trust funds, short term interest bearing deposits, and private equity and credit securities. The target asset allocation of our U.S. pension plans is 92% in duration-matched fixed income securities, 5% in private equity and credit securities, 2% in equity securities and 1% in real estate funds. Actual U.S. pension fund asset allocations are reviewed on a periodic basis and the pension funds are rebalanced to target ranges on an as needed basis.

The portfolios of our non-U.S. pension plans include holdings of global high quality and high yield fixed income securities, U.S. and non-U.S. equities, real estate funds, insurance contracts, repurchase agreements, and short term interest bearing deposits. The weighted average target asset allocation of the non-U.S. pension funds is approximately 90% fixed income, 5% equities and 5% in real estate funds.

The fair values of our pension plan assets at December 31, 2022 by asset category are as follows:

	U.S.				Non-U.S
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Short Term Securities	$7	$5	$2	$—	$47	$43	$4	$—
Equity Securities
Common and Preferred Stock	—	—	—	—	22	22	—	—
Commingled Funds	—	—	—	—	14	14	—	—
Mutual Funds	—	—	—	—	15	6	9	—
Debt Securities
Corporate Bonds	1,873	—	1,873	—	222	4	218	—
Government Bonds	646	—	646	—	1,369	51	1,318	—
Repurchase Agreements	—	—	—	—	(348)	—	(348)	—
Asset Backed Securities	157	—	157	—	21	5	16	—
Commingled Funds	—	—	—	—	25	19	6	—
Mutual Funds	—	—	—	—	10	10	—	—
Alternatives
Commingled Funds	—	—	—	—	3	3	—	—
Insurance Contracts	1	—	—	1	20	—	—	20
Derivatives	1	—	1	—	1	—	1	—
Total Investments in the Fair Value Hierarchy	2,685	$5	$2,679	$1	1,421	$177	$1,224	$20
Investments Measured at Net Asset Value, as Practical Expedient:
Equity Securities
Commingled Funds	—				38
Mutual Funds	111				3
Partnership Interests	119				—
Debt Securities
Commingled Funds	283				453
Mutual Funds	558				43
Partnership Interests	153				29
Short Term Securities
Commingled Funds	222				14
Pooled Separate Accounts	10				—
Alternatives
Commingled Funds	44				43
Partnership Interests	—				20
Total Investments	4,185				2,064
Other	(11)				(21)
Total Plan Assets	$4,174				$2,043

The fair values of our pension plan assets at December 31, 2021 by asset category are as follows:

	U.S.				Non-U.S
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Short Term Securities	$71	$71	$—	$—	$56	$51	$5	$—
Equity Securities
Common and Preferred Stock	—	—	—	—	28	28	—	—
Commingled Funds	—	—	—	—	20	20	—	—
Mutual Funds	—	—	—	—	37	8	29	—
Debt Securities
Corporate Bonds	2,673	—	2,673	—	286	5	281	—
Government Bonds	958	—	958	—	2,391	71	2,320	—
Repurchase Agreements	—	—	—	—	(570)	—	(570)	—
Asset Backed Securities	172	—	172	—	26	7	19	—
Commingled Funds	—	—	—	—	29	20	9	—
Mutual Funds	—	—	—	—	9	9	—	—
Alternatives
Insurance Contracts	1	—	—	1	25	—	—	25
Derivatives	4	—	4	—	2	—	2	—
Total Investments in the Fair Value Hierarchy	3,879	$71	$3,807	$1	2,339	$219	$2,095	$25
Investments Measured at Net Asset Value, as Practical Expedient:
Equity Securities
Commingled Funds	8				102
Mutual Funds	167				2
Partnership Interests	161				13
Debt Securities
Commingled Funds	388				708
Mutual Funds	877				76
Partnership Interests	143				39
Short Term Securities
Commingled Funds	78				19
Pooled Separate Accounts	10				—
Alternatives
Commingled Funds	60				39
Total Investments	5,771				3,337
Other	(51)				(65)
Total Plan Assets	$5,720				$3,272

At December 31, 2022 and 2021, the Plans did not directly hold any of our common stock.

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
•
Alternatives: Commingled funds, which primarily consist of real estate funds, are valued based on the NAV as determined by the fund manager using the most recent financial information available. Partnership interests are invested in real estate and priced based on valuations using the partnership's latest available financial statements and the plan's percent ownership, adjusted for any cash transactions which occurred between the date of those financial statements and our year end. Other investments primarily include derivative financial instruments, which are valued using independent pricing sources which utilize industry standard derivative valuation models. Directed insurance contracts are valued as reported by the issuer, based on discounted cash flows using weighted average discount rates of 3.0% and 2.1% at December 31, 2022 and 2021, respectively.

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

The following table sets forth a summary of changes in fair value of the non-U.S. pension plan insurance contracts classified as Level 3:

(In millions)	2022	2021
Balance, beginning of year	$25	$28
Unrealized gains relating to instruments still held at the reporting date	(3)	(1)
Foreign currency translation	(2)	(2)
Balance, end of year	$20	$25

Savings Plans

Substantially all employees in the U.S. and employees of certain non-U.S. locations are eligible to participate in a defined contribution savings plan. Expenses recognized for contributions to these plans were $127 million, $116 million and $100 million for 2022, 2021 and 2020, respectively.
Note 19. Stock Compensation Plans

Our stock compensation plans (collectively, the “Plans”) permit the grant of stock options, stock appreciation rights (“SARs”), performance share units, restricted stock, restricted stock units and other stock-based awards to employees and directors. Our current stock compensation plan, the 2022 Performance Plan, was adopted on April 11, 2022 and expires on February 28, 2032. A total of 21 million shares of our common stock may be issued in respect of grants made under the 2022 Performance Plan. Any shares of common stock that are subject to awards of stock options or SARs will be counted as one share for each share granted for purposes of the aggregate share limit and any shares of common stock that are subject to any other awards will be counted as 2 shares for each share granted for purposes of the aggregate share limit. In addition, shares of common stock that are subject to awards issued under the 2022 Performance Plan or certain prior Plans that expire according to their terms or are forfeited, terminated, canceled or surrendered or are settled, or can be paid, only in cash, or are surrendered in payment of taxes associated with such awards (other than stock options or SARs) will be available for issuance pursuant to a new award under the 2022 Performance Plan. Shares issued under our Plans are usually issued from shares of our common stock held in treasury.

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

The following table summarizes the activity related to options during 2022:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 1	6,438,801	$17.03
Options granted	—	—
Options exercised	(77,925)	12.59		$0.4
Options expired	(106,826)	12.24
Options cancelled	(326,652)	16.50
Outstanding at December 31	5,927,398	17.20	5.3	—
Vested and expected to vest at December 31	5,867,477	17.27	5.3	—
Exercisable at December 31	3,370,420	22.57	3.9	—
Available for grant at December 31	21,697,291

In addition, the aggregate intrinsic value of options exercised in 2021 and 2020 was $11 million and $0 million, respectively.

Significant option groups outstanding at December 31, 2022 and related weighted average exercise price and remaining contractual term information follows:

Grant Date	Options Outstanding	Options Exercisable	Exercise Price	Remaining Contractual Term (Years)
2/25/2020	3,578,172	1,021,194	$10.12	7.16
2/27/2017	530,581	530,581	35.26	4.16
2/22/2016	510,700	510,700	29.90	3.15
2/23/2015	455,688	455,688	27.16	2.15
2/24/2014	348,867	348,867	26.44	1.15
2/28/2013	217,400	217,400	12.98	0.16
All Other	285,990	285,990	(1)	(1)
	5,927,398	3,370,420

(1)
Options in the “All other” category had exercise prices ranging from $15.10 to $32.72. The weighted average exercise price for options outstanding and exercisable in that category was $25.69 for both, while the remaining weighted average contractual term was 1.9 years for both.

Weighted average grant date fair values of stock options and the assumptions used in estimating those fair values are as follows:

2020
Weighted average grant date fair value	$10.12
Black-Scholes model assumptions(1):
Expected term (years)	7.50
Interest rate	1.29%
Volatility	41.28%
Dividend yield	6.54%

(1)
We review the assumptions used in our Black-Scholes model in conjunction with estimating the grant date fair value of grants of options by our Board of Directors. There were no stock options granted during 2022 or 2021.

Performance Share Units

Performance share units granted under the Plans are earned over a three-year period beginning January 1 of the year of grant. Total units earned for grants made in 2022 and 2021 may vary between 0% and 200% and grants made during 2020 may vary between 0% and 133% of the units granted based on the attainment of performance targets during the related three-year period and continued service. The performance targets are established by the Board of Directors. All of the units earned will be settled through the issuance of an equivalent number of shares of our common stock and are equity classified.

The following table summarizes the activity related to performance share units during 2022:

	Units	Weighted Average Grant Date Fair Value
Unvested at January 1	1,248,076	$17.46
Units granted	387,963	15.60
Units vested	(672,590)	14.36
Units forfeited	(299,759)	17.65
Unvested at December 31	663,690	19.43

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

The following table summarizes the activity related to restricted stock units during 2022:

	Units	Weighted Average Grant Date Fair Value
Unvested at January 1	2,446,979	$15.20
Units granted	894,037	14.36
Units vested	(1,845,892)	16.77
Units forfeited	(120,516)	15.75
Unvested at December 31	1,374,608	12.95
Units vested but not released	1,084,817	17.57
Outstanding at December 31	2,459,425	14.99

We measure the fair value of grants of restricted stock units based on the closing market price of a share of our common stock on the date of the grant.

Other Information

Stock-based compensation expense, cash payments made to settle SARs and cash received from the exercise of stock options follows:

(In millions)	2022	2021	2020
Stock-based compensation expense recognized	$14	$36	$31
Tax benefit	(3)	(8)	(8)
After-tax stock-based compensation expense	$11	$28	$23
Cash payments to settle SARs	$—	$—	$—
Cash received from stock option exercises	$1	$26	$—

As of December 31, 2022, unearned compensation cost related to the unvested portion of all stock-based awards was $17 million and is expected to be recognized over the remaining vesting period of the respective grants, through the fourth quarter of 2025.

Note 20. Commitments and Contingent Liabilities

Environmental Matters

We have recorded liabilities totaling $80 million at both December 31, 2022 and 2021, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $20 million and $21 million were included in Other Current Liabilities at December 31, 2022 and 2021, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.

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

Workers’ Compensation

We have recorded liabilities, on a discounted basis, totaling $187 million and $194 million for anticipated costs related to workers’ compensation at December 31, 2022 and 2021, respectively. Of these amounts, $37 million and $38 million were included in Current Liabilities as part of Compensation and Benefits at December 31, 2022 and 2021, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At December 31, 2022 and 2021, the liability was discounted using a risk-free rate of return. At December 31, 2022, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $25 million.

General and Product Liability and Other Litigation

We have recorded liabilities for both asserted and unasserted claims totaling $412 million and $390 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at December 31, 2022 and 2021, respectively. Of these amounts, $39 million and $41 million were included in Other Current Liabilities at December 31, 2022 and 2021, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at December 31, 2022, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.

We have recorded an indemnification asset within Accounts Receivable of $1 million and within Other Assets of $20 million for Sumitomo Rubber Industries, Ltd.'s ("SRI") obligation to indemnify us for certain product liability claims related to products manufactured by a formerly consolidated joint venture entity, subject to certain caps and restrictions.

Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and federal courts. To date, we have disposed of approximately 157,600 claims by defending, obtaining a dismissal thereof, or entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled $570 million and $560 million through December 31, 2022 and 2021, respectively.

A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

(Dollars in millions)	2022	2021	2020
Pending claims, beginning of year	38,200	38,700	39,600
New claims filed during the year	900	1,000	1,100
Claims settled/dismissed	(1,900)	(1,500)	(2,000)
Pending claims, end of year	37,200	38,200	38,700
Payments(1)	$16	$15	$13

(1)
Represents cash payments made during the period by us and our insurers on asbestos litigation defense and claim resolution.

We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $125 million and $131 million at December 31, 2022 and 2021, respectively. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future may result in an increase in the recorded obligation, and that increase could be significant.

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

We recorded an insurance receivable related to asbestos claims of $70 million and $77 million at December 31, 2022 and 2021, respectively. We expect that approximately 55% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $11 million and $12 million were included in Current Assets as part of Accounts Receivable at December 31, 2022 and December 31, 2021, respectively. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.

We believe that, at December 31, 2022, we had approximately $530 million in excess level policy limits applicable to indemnity and defense costs for asbestos products claims under coverage-in-place agreements. We also had additional unsettled excess level policy limits potentially applicable to such costs. In addition, we had coverage under certain primary policies for indemnity and defense costs for asbestos products claims under remaining aggregate limits pursuant to a coverage-in-place agreement, as well as coverage for indemnity and defense costs for asbestos premises claims pursuant to coverage-in-place agreements.

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

Binding Commitments and Guarantees

At December 31, 2022, we had binding commitments for raw materials, capital expenditures, utilities and various other types of contracts totaling approximately $2.7 billion, of which approximately $1.4 billion relate to commitments on contracts that extend beyond 2023. In addition, we have other contractual commitments, the amounts of which cannot be estimated, pursuant to certain long term agreements under which we will purchase varying amounts of certain raw materials and finished goods at agreed upon base prices that may be subject to periodic adjustments for changes in raw material costs and market price adjustments, or in quantities that may be subject to periodic adjustments for changes in our or our suppliers' production levels.

We have off-balance sheet financial guarantees and other commitments totaling $32 million and $34 million at December 31, 2022 and 2021, respectively. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. We generally do not receive a separate premium as consideration for, and do not require collateral in connection with, the issuance of these guarantees.

In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of $46 million to an insurance company related to SRI's obligation to pay certain outstanding workers' compensation claims of a formerly consolidated joint venture entity. As of December 31, 2022, this guarantee amount has been reduced to $18 million. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to continue to decrease over time as the formerly consolidated joint venture entity pays its outstanding claims.

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

We have an agreement to provide a revolving loan commitment to TireHub, LLC of up to $100 million. At December 31, 2022, $17 million was drawn on this commitment. At December 31, 2021, no funds were drawn on this commitment.

Indemnifications

At December 31, 2022, we were a party to various agreements under which we had assumed obligations to indemnify the counterparties from certain potential claims and losses. These agreements typically involve standard commercial activities undertaken by us in the normal course of business; the sale of assets by us; the formation or dissolution of joint venture businesses to which we had contributed assets in exchange for ownership interests; and other financial transactions. Indemnifications provided by us pursuant to these agreements relate to various matters including, among other things, environmental, tax and shareholder matters; intellectual property rights; government regulations; employment-related matters; and dealer, supplier and other commercial matters.

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

Warranty

We recorded $28 million and $37 million for potential claims under warranties offered by us at December 31, 2022 and December 31, 2021, respectively, the majority of which are recorded in Other Current Liabilities.

The following table presents changes in the warranty reserve during 2022 and 2021:

(In millions)	2022	2021
Balance at January 1	$37	$22
Cooper Tire acquisition	—	15
Payments made during the period	(43)	(29)
Expense recorded during the period	35	29
Translation adjustment	(1)	—
Balance at December 31	$28	$37

Note 21. Capital Stock

Dividends

During 2020, we paid cash dividends of $37 million on our common stock. This excludes dividends earned on stock based compensation plans of $1 million. On April 16, 2020, we announced that we suspended the quarterly dividend on our common stock.

Common Stock Repurchases

We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During 2022, 2021 and 2020, we did not repurchase any shares from employees.

Note 22. Accumulated Other Comprehensive Loss

The following table presents changes in AOCL by component for the years ended December 31, 2022, 2021 and 2020, after tax and minority interest:

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) from Securities	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2019	$(1,156)	$—	$(2,983)	$3	$(4,136)
Other comprehensive income (loss) before reclassifications(1)	(128)	—	(4)	15	(117)
Amounts reclassified from accumulated other comprehensive loss	—	—	131	(13)	118
Balance at December 31, 2020	$(1,284)	$—	$(2,856)	$5	$(4,135)
Other comprehensive income (loss) before reclassifications	(118)	—	153	1	36
Amounts reclassified from accumulated other comprehensive loss	—	—	138	(2)	136
Balance at December 31, 2021	$(1,402)	$—	$(2,565)	$4	$(3,963)
Other comprehensive income (loss) before reclassifications	(261)	1	162	—	(98)
Amounts reclassified from accumulated other comprehensive loss	—	—	188	(2)	186
Balance at December 31, 2022	$(1,663)	$1	$(2,215)	$2	$(3,875)

(1)
Includes adjustments to AOCL of $27 million in 2020 to adjust the prior year obligation of our frozen U.K. pension plan.

The following table presents reclassifications out of AOCL for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(In millions) (Income) Expense	2022	2021	2020
Component of AOCL	Amount Reclassified from AOCL			Affected Line Item in the Consolidated Statements of Operations
Amortization of prior service cost and unrecognized gains and losses	$125	$139	$144	Other (Income) Expense
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures	124	43	29	Other (Income) Expense / Rationalizations
Unrecognized Net Actuarial Losses and Prior Service Costs, before tax	$249	$182	$173
Tax effect	(61)	(44)	(42)	United States and Foreign Taxes
Net of tax	$188	$138	$131	Goodyear Net Income (Loss)
Deferred Derivative (Gains) Losses	$(2)	$(2)	$(13)	Cost of Goods Sold
Tax effect	—	—	—	United States and Foreign Taxes
Net of tax	$(2)	$(2)	$(13)	Goodyear Net Income (Loss)
Total reclassifications	$186	$136	$118	Goodyear Net Income (Loss)

The following table presents the details of comprehensive income (loss) attributable to minority shareholders:

	Year Ended December 31,
(In millions)	2022	2021	2020
Net Income Attributable to Minority Shareholders	$7	$16	$4
Other Comprehensive Income (Loss):
Foreign currency translation	(14)	(21)	(6)
Decrease/Increase in net actuarial losses	(3)	1	(1)
Other Comprehensive Income (Loss)	$(17)	$(20)	$(7)
Comprehensive Income (Loss) Attributable to Minority Shareholders	$(10)	$(4)	$(3)

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

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2022 (the end of the period covered by this Annual Report on Form 10-K).

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

Changes in Internal Control Over Financial Reporting

On June 7, 2021, we completed the acquisition of Cooper Tire, which operated under its own set of systems and internal controls. During the fourth quarter of 2022, Cooper Tire North America was migrated to Americas' ERP System. There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item about Goodyear’s executive officers is included in Part I, “Item 1. Business” of this Annual Report on Form 10-K under the caption “Information About Our Executive Officers.” All other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 10, 2023 to be filed with the SEC pursuant to Regulation 14A (the "Proxy Statement").

Code of Business Conduct and Code of Ethics

Goodyear has adopted a code of business conduct and ethics for directors, officers and employees, known as the Business Conduct Manual. Goodyear also has adopted a conflict of interest policy applicable to directors and executive officers. Both of these documents are available on Goodyear’s website at:

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

ITEM 16. FORM 10-K SUMMARY.

None.

FINANCIAL STATEMENT SCHEDULES

ITEMS 8 AND 15(a)(2) OF FORM 10-K

FOR THE COMPANY'S

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

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

FS-1

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31,

(In millions)

			Additions
Description	Balance at beginning of period		Charged (credited) to income	Charged (credited) to AOCL	Deductions from reserves (b)	Translation adjustment during period	Balance at end of period
			2022
Allowance for doubtful accounts	$123		$16	$-	$(22)	$(5)	$112
Valuation allowance — deferred tax assets	1,044		35	(7)	-	-	1,072

			2021
Allowance for doubtful accounts	$150		$5	$-	$(24)	$(8)	$123
Valuation allowance — deferred tax assets	1,469		(418)	(7)	-	-	1,044

			2020
Allowance for doubtful accounts	$126	(a)	$30	$-	$(11)	$5	$150
Valuation allowance — deferred tax assets	982		488	(1)	-	-	1,469

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

For the Year Ended December 31, 2022

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

(b)

Code of Regulations of The Goodyear Tire & Rubber Company, adopted November 22, 1955, and as most recently amended on October 4, 2022 (incorporated by reference, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed October 11, 2022, File No. 1-1927).

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

(c)

Indenture, dated as of March 17, 1997, between Cooper Tire & Rubber Company and The Chase Manhattan Bank (now The Bank of New York Mellon Corporation), as Trustee, in respect of the Company's 7.625% Notes due 2027 (incorporated by reference, filed as Exhibit 4.1 to Cooper Tire & Rubber Company’s Registration Statement on Form S-3, filed October 15, 1999, File No. 001-04329).

(d)	First Supplemental Indenture, dated as of November 25, 2022, in respect of the Company’s 7.625% Notes due 2027.	4.1

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

(g)	Description of Common Stock (incorporated by reference, filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, File No. 1-1927).

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

(a)

Amended and Restated First Lien Credit Agreement, dated as of June 7, 2021, as amended as of September 15, 2022, among the Company, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, File No. 1-1927).**

(b)

Reaffirmation of First Lien Guarantee and Collateral Agreement, dated as of June 7, 2021, among the Company, the subsidiaries of the Company identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, File No. 1-1927).

(c)

First Amendment, dated as of September 15, 2022, to (a) the Amended and Restated First Lien Credit Agreement, dated as of June 7, 2021, among the Company, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and (b) the First Lien Guarantee and Collateral Agreement, as amended and restated as of June 7, 2021, among the Company, the subsidiaries of the Company identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, File No. 1-1927).**

(d)

Amended and Restated Revolving Credit Agreement, dated as of October 12, 2022, among the Company, Goodyear Europe B.V., Goodyear Germany GmbH, Goodyear Operations S.A., the lenders party thereto, J.P. Morgan SE, as Administrative Agent, JPMorgan Chase Bank, N.A., as Collateral Agent, and the syndication agents, documentation agents, joint bookrunners and joint lead arrangers identified therein (incorporated by reference, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, File No. 1-1927).**

(e)

Master Guarantee and Collateral Agreement, dated as of March 31, 2003, as amended and restated as of February 20, 2004, and as further amended and restated as of April 8, 2005, among the Company, Goodyear Dunlop Tires Europe B.V. (now known as Goodyear Europe B.V.), the other subsidiaries of the Company identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference, filed as Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927), as amended by the Amendment and Restatement Agreement, dated as of April 20, 2007 (incorporated by reference, filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927), as amended by the Amendment and Restatement Agreement, dated as of April 20, 2011 (incorporated by reference, filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-1927), as amended by the Amendment and Restatement Agreement, dated as of May 12, 2015 (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 1-1927), as amended by the Amendment and Restatement Agreement, dated as of March 27, 2019 (incorporated by reference, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, File No. 1-1927), and as amended by the Amendment and Restatement Agreement, dated as of October 12, 2022 (incorporated by reference, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, File No. 1-1927).

(f)

Amended and Restated General Master Purchase Agreement dated December 10, 2004, as last amended and restated on October 11, 2021, between Ester Finance Technologies, as Purchaser, Credit Agricole Leasing & Factoring, as Agent, Credit Agricole Corporate and Investment Bank, as Joint Lead Arranger and as Calculation Agent, Natixis, as Joint Lead Arranger, Dunlop Tyres Limited, as Centralising Unit, and the Sellers listed therein (incorporated by reference, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, File No. 1-1927).**

(g)*	2022 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 15, 2022, File No. 1-1927).

(h)*	Form of Non-Qualified Stock Option Grant Agreement (incorporated by reference, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed June 10, 2022, File No. 1-1927).

(i)*

Form of Non-Qualified Stock Option with tandem Stock Appreciation Right Grant Agreement (incorporated by reference, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed June 10, 2022, File No. 1-1927).

(j)*	Form of Performance Share Grant Agreement (incorporated by reference, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed June 10, 2022, File No. 1-1927).

(k)*	Form of Performance Share Continuous Vesting Grant Agreement (incorporated by reference, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, filed June 10, 2022, File No. 1-1927).

(l)*	Form of Executive Performance Unit Grant Agreement (incorporated by reference, filed as Exhibit 10.5 to the Company's Current Report on Form 8-K, filed June 10, 2022, File No. 1-1927).

(m)*

Form of Executive Performance Unit Continuous Vesting Grant Agreement (incorporated by reference, filed as Exhibit 10.6 to the Company's Current Report on Form 8-K, filed June 10, 2022, File No. 1-1927).

(n)*	Form of Restricted Stock Unit Annual Cliff Grant Agreement (incorporated by reference, filed as Exhibit 10.7 to the Company's Current Report on Form 8-K, filed June 10, 2022, File No. 1-1927).

(o)*	Form of Restricted Stock Unit Annual Ratable Grant Agreement (incorporated by reference, filed as Exhibit 10.8 to the Company's Current Report on Form 8-K, filed June 10, 2022, File No. 1-1927).

(p)*	Form of Restricted Stock Unit Continuous Vesting Grant Agreement (incorporated by reference, filed as Exhibit 10.9 to the Company's Current Report on Form 8-K, filed June 10, 2022, File No. 1-1927).

(q)*	2017 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 13, 2017, File No. 1-1927).

(r)*	2013 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 19, 2013, File No. 1-1927).

(s)*	2008 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-1927).

(t)*

The Goodyear Tire & Rubber Company Executive Annual Incentive Plan, effective as of January 1, 2019 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 10, 2018, File No. 1-1927).

(u)*

Goodyear Supplementary Pension Plan (December 31, 2021 Restatement) (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 10, 2021, File No. 1-1927).

(v)*

Defined Benefit Excess Benefit Plan of the Company, as amended and restated as of October 7, 2008, effective as of January 1, 2005 (incorporated by reference, filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).

(w)*

Defined Contribution Excess Benefit Plan of the Company, adopted October 7, 2008, effective as of January 1, 2005, as amended and restated effective January 1, 2022 (incorporated by reference, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed December 10, 2021, File No. 1-1927).

(x)*

Deferred Compensation Plan for Executives, as amended and restated on October 12, 2020 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, File No. 1-1927).

(y)*

Outside Directors’ Equity Participation Plan, as adopted February 2, 1996 and last amended as of October 4, 2021 (incorporated by reference, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, File No. 1-1927).

(z)*

The Goodyear Tire & Rubber Company Executive Severance and Change in Control Plan, adopted February 28, 2013 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 6, 2013, File No. 1-1927).

(aa)*

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

21	Subsidiaries

(a)	List of Subsidiaries of the Company at December 31, 2022.	21.1

22	Subsidiary Guarantors of Guaranteed Securities

(a)	List of Subsidiary Guarantors.	22.1

23	Consents

(a)	Consent of PricewaterhouseCoopers LLP.	23.1

24	Powers of Attorney

(a)	Power of Attorney of Officers and Directors signing this report.	24.1

31	Rule 13a-14(a) Certifications

(a)	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.2

32	Section 1350 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.	32.1

101	Interactive Data Files

	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	101.INS

	Inline XBRL Taxonomy Extension Schema Document.	101.SCH

	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	101.CAL

	Inline XBRL Taxonomy Extension Definition Linkbase Document.	101.DEF

	Inline XBRL Taxonomy Extension Label Linkbase Document.	101.LAB

	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	101.PRE

104	Cover Page Interactive Data File

The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included as Exhibit 101).

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

THE GOODYEAR TIRE & RUBBER COMPANY

(Registrant)

Date:	February 13, 2023	/s/ RICHARD J. KRAMER
Richard J. Kramer, Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 13, 2023		/s/ RICHARD J. KRAMER
Richard J. Kramer, Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)

Date:	February 13, 2023		/s/ CHRISTINA L. ZAMARRO
Christina L. Zamarro, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 13, 2023		/s/ EVAN M. SCOCOS
Evan M. Scocos, Vice President and Controller (Principal Accounting Officer)

		NORMA B. CLAYTON, Director JAMES A. FIRESTONE, Director WERNER GEISSLER, Director LAURETTE T. KOELLNER, Director KARLA R. LEWIS, Director	/s/ DANIEL T. YOUNG
Date:	February 13, 2023	PRASHANTH MAHENDRA-RAJAH, Director JOHN E. McGLADE, Director RODERICK A. PALMORE, Director HERA SIU, Director MICHAEL R. WESSEL, Director THOMAS L. WILLIAMS, Director	Daniel T. Young, Signing as Attorney-in-Fact for the Directors whose names appear opposite.

S-1