Form 10-Q
period 2023-03-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2023-05-05
CIK 42582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at April 30, 2023:	283,428,247

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
EX-3.1
EX-10.1
EX-22.1
EX-31.1
EX-31.2
EX-32.1
EX-101.INS INSTANCE DOCUMENT
EX-101.SCH SCHEMA DOCUMENT
EX-101.CAL CALCULATION LINKBASE DOCUMENT
EX-101.DEF DEFINITION LINKBASE DOCUMENT
EX-101.LAB LABELS LINKBASE DOCUMENT
EX-101.PRE PRESENTATION LINKBASE DOCUMENT
EX-104

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2023	2022
Net Sales (Note 2)	$4,941	$4,908
Cost of Goods Sold	4,193	3,966
Selling, Administrative and General Expense	664	688
Rationalizations (Note 3)	32	11
Interest Expense	127	104
Other (Income) Expense (Note 4)	25	5
Income (Loss) before Income Taxes	(100)	134
United States and Foreign Tax (Benefit) Expense (Note 5)	(1)	38
Net Income (Loss)	(99)	96
Less: Minority Shareholders’ Net Income	2	—
Goodyear Net Income (Loss)	$(101)	$96
Goodyear Net Income (Loss) — Per Share of Common Stock
Basic	$(0.35)	$0.34
Weighted Average Shares Outstanding (Note 6)	285	284
Diluted	$(0.35)	$0.33
Weighted Average Shares Outstanding (Note 6)	285	287

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2023	2022
Net Income (Loss)	$(99)	$96
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of $1 in 2023 ($0 in 2022)	37	3
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $7 in 2023 ($8 in 2022)	21	24
Change in net actuarial losses, net of tax of ($2) in 2023 ($5 in 2022)	(2)	16
Deferred derivative gains (losses), net of tax of ($1) in 2023 ($0 in 2022)	(2)	(2)
Reclassification adjustment for amounts recognized in income, net of tax of $0 in 2023 ($0 in 2022)	—	(1)
Other Comprehensive Income (Loss)	54	40
Comprehensive Income (Loss)	(45)	136
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	5	(8)
Goodyear Comprehensive Income (Loss)	$(50)	$144

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In millions, except share data)	2023	2022
Assets:
Current Assets:
Cash and Cash Equivalents	$1,082	$1,227
Accounts Receivable, less Allowance — $104 ($112 in 2022)	3,244	2,610
Inventories:
Raw Materials	1,053	1,191
Work in Process	236	187
Finished Products	3,264	3,193
	4,553	4,571
Prepaid Expenses and Other Current Assets	334	257
Total Current Assets	9,213	8,665
Goodwill	1,019	1,014
Intangible Assets	995	1,004
Deferred Income Taxes (Note 5)	1,497	1,443
Other Assets	1,148	1,035
Operating Lease Right-of-Use Assets	973	976
Property, Plant and Equipment, less Accumulated Depreciation — $11,645 ($11,377 in 2022)	8,326	8,294
Total Assets	$23,171	$22,431

Liabilities:
Current Liabilities:
Accounts Payable — Trade	$4,452	$4,803
Compensation and Benefits (Notes 10 and 11)	602	643
Other Current Liabilities	923	872
Notes Payable and Overdrafts (Note 8)	517	395
Operating Lease Liabilities due Within One Year	200	199
Long Term Debt and Finance Leases due Within One Year (Note 8)	290	228
Total Current Liabilities	6,984	7,140
Operating Lease Liabilities	817	821
Long Term Debt and Finance Leases (Note 8)	8,204	7,267
Compensation and Benefits (Notes 10 and 11)	978	998
Deferred Income Taxes (Note 5)	124	134
Other Long Term Liabilities	640	605
Total Liabilities	17,747	16,965
Commitments and Contingent Liabilities (Note 12)
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 283 million in 2023 and 2022	283	283
Capital Surplus	3,120	3,117
Retained Earnings	5,674	5,775
Accumulated Other Comprehensive Loss (Note 14)	(3,824)	(3,875)
Goodyear Shareholders’ Equity	5,253	5,300
Minority Shareholders’ Equity — Nonredeemable	171	166
Total Shareholders’ Equity	5,424	5,466
Total Liabilities and Shareholders’ Equity	$23,171	$22,431

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(In millions, except share data)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2022
(after deducting 41,391,555 common treasury shares)	282,896,352	$283	$3,117	$5,775	$(3,875)	$5,300	$166	$5,466
Net income (loss)				(101)		(101)	2	(99)
Other comprehensive income (loss)					51	51	3	54
Total Comprehensive Income (Loss)						(50)	5	(45)
Stock-based compensation plans			4			4		4
Common stock issued from treasury	530,949		(1)			(1)		(1)
Balance at March 31, 2023
(after deducting 40,860,606 common treasury shares)	283,427,301	$283	$3,120	$5,674	$(3,824)	$5,253	$171	$5,424

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(In millions, except share data)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2021
(after deducting 42,494,684 common treasury shares)	281,793,223	$282	$3,107	$5,573	$(3,963)	$4,999	$185	$5,184
Net income				96		96	—	96
Other comprehensive income (loss)					48	48	(8)	40
Total Comprehensive Income (Loss)						144	(8)	136
Stock-based compensation plans			7			7		7
Common stock issued from treasury	635,149		(5)			(5)		(5)
Balance at March 31, 2022
(after deducting 41,859,535 common treasury shares)	282,428,372	$282	$3,109	$5,669	$(3,915)	$5,145	$177	$5,322

There were no dividends declared or paid during the three months ended March 31, 2023 and 2022.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2023	2022
Cash Flows from Operating Activities:
Net Income (Loss)	$(99)	$96
Adjustments to Reconcile Net Income (Loss) to Cash Flows from Operating Activities:
Depreciation and Amortization	251	244
Amortization and Write-Off of Debt Issuance Costs	2	3
Provision for Deferred Income Taxes (Note 5)	(60)	3
Net Rationalization Charges (Note 3)	32	11
Rationalization Payments	(21)	(36)
Net (Gains) Losses on Asset Sales (Note 4)	(2)	(4)
Operating Lease Expense	74	74
Operating Lease Payments	(70)	(72)
Pension Contributions and Direct Payments	(20)	(16)
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(603)	(842)
Inventories	46	(436)
Accounts Payable — Trade	(302)	276
Compensation and Benefits	(42)	(82)
Other Current Liabilities	61	19
Other Assets and Liabilities	(22)	51
Total Cash Flows from Operating Activities	(775)	(711)
Cash Flows from Investing Activities:
Capital Expenditures	(291)	(276)
Asset Dispositions	2	8
Short Term Securities Acquired	(82)	(9)
Short Term Securities Redeemed	1	16
Notes Receivable	(76)	(34)
Other Transactions	(10)	(5)
Total Cash Flows from Investing Activities	(456)	(300)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	294	418
Short Term Debt and Overdrafts Paid	(175)	(246)
Long Term Debt Incurred	2,840	2,914
Long Term Debt Paid	(1,883)	(2,114)
Common Stock Issued	(1)	(5)
Debt Related Costs and Other Transactions	—	15
Total Cash Flows from Financing Activities	1,075	982
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	8	2
Net Change in Cash, Cash Equivalents and Restricted Cash	(148)	(27)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	1,311	1,164
Cash, Cash Equivalents and Restricted Cash at End of the Period	$1,163	$1,137

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by The Goodyear Tire & Rubber Company (the “Company,” “Goodyear,” “we,” “us” or “our”) in accordance with Securities and Exchange Commission (“SEC”) rules and regulations and generally accepted accounting principles in the United States of America ("U.S. GAAP") and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2023.

Recently Adopted Accounting Standards

Effective January 1, 2023, we adopted an accounting standards update which requires disclosure of the key terms of our material supplier finance programs, including a description of the payment terms and assets pledged as security or other forms of guarantees, if any, provided for the committed payment to the finance provider or intermediary. In addition, the standards update requires disclosure of the related obligations outstanding at each interim reporting period and where those obligations are presented on the balance sheet. The standards update also includes a prospective annual requirement to disclose a rollforward of the amount of the obligations during the annual reporting period. We will include the rollforward disclosure in our Annual Report on Form 10-K for the year ended December 31, 2024, as required.

We have entered into supplier finance programs with several financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers. We agree to pay the financial institutions the stated amount of the confirmed invoices from the designated suppliers on the original maturity dates of the invoices. Invoice payment terms can be up to 120 days based on industry norms for the specific item purchased. We do not pay any fees to the financial institutions for these programs. There are no assets pledged as security or other forms of guarantees associated with these agreements. These agreements allow our suppliers to sell their receivables to the financial institutions at the sole discretion of the suppliers and the financial institutions on terms that are negotiated among them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under the programs. The amounts available under these programs were $905 million and $920 million at March 31, 2023 and December 31, 2022, respectively. The amounts confirmed to the financial institutions were $611 million and $710 million at March 31, 2023 and December 31, 2022, respectively, and are included in Accounts Payable — Trade in our Consolidated Balance Sheets. All activity related to these obligations is presented within operating activities on the Consolidated Statements of Cash Flows.

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

Restricted Cash

The following table provides a reconciliation of Cash, Cash Equivalents and Restricted Cash as reported within the Consolidated Statements of Cash Flows:

	March 31,
(In millions)	2023	2022
Cash and Cash Equivalents	$1,082	$1,053
Restricted Cash	81	84
Total Cash, Cash Equivalents and Restricted Cash	$1,163	$1,137

Restricted Cash primarily represents amounts required to be set aside in relation to (i) accounts receivable factoring programs and (ii) change-in-control provisions of certain Cooper Tire & Rubber Company ("Cooper Tire") compensation plans. The restrictions lapse when cash from factored accounts receivable is remitted to the purchaser of those receivables or as the compensation payments are made, respectively. At March 31, 2023, $70 million and $11 million were recorded in Prepaid Expenses and Other Current Assets and Other Assets in the Consolidated Balance Sheets, respectively. At March 31, 2022, $71 million and $13 million were recorded in Prepaid Expenses and Other Current Assets and Other Assets in the Consolidated Balance Sheets, respectively.

Reclassifications and Adjustments

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.

NOTE 2. NET SALES

The following tables show disaggregated net sales from contracts with customers by major source:

	Three Months Ended March 31, 2023
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$2,386	$1,328	$549	$4,263
Other tire and related sales	177	139	21	337
Retail services and service related sales	160	25	10	195
Chemical sales	140	—	—	140
Other	4	—	2	6
Net Sales by reportable segment	$2,867	$1,492	$582	$4,941

	Three Months Ended March 31, 2022
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$2,433	$1,275	$533	$4,241
Other tire and related sales	171	117	22	310
Retail services and service related sales	140	34	11	185
Chemical sales	165	—	—	165
Other	6	—	1	7
Net Sales by reportable segment	$2,915	$1,426	$567	$4,908

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

When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue included in Other Current Liabilities in the Consolidated Balance Sheets totaled $18 million and $19 million at March 31, 2023 and December 31, 2022, respectively. Deferred revenue included in Other Long Term Liabilities in the Consolidated Balance Sheets totaled $14 million and $15 million at March 31, 2023 and December 31, 2022, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.

The following table presents the balance of deferred revenue related to contracts with customers, and changes during the three months ended March 31, 2023:

(In millions)
Balance at December 31, 2022	$34
Revenue deferred during period	44
Revenue recognized during period	(46)
Impact of foreign currency translation	—
Balance at March 31, 2023	$32

NOTE 3. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS

In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce high-cost and excess manufacturing capacity and operating and administrative costs, and, more recently, related to the integration of Cooper Tire.

The following table presents a roll-forward of the liability balance between periods:

	Associate-
(In millions)	Related Costs	Other Costs	Total
Balance at December 31, 2022	$115	$2	$117
2023 Charges	13	21	34
Incurred, net of foreign currency translation of $0 million and $0 million, respectively	(15)	(6)	(21)
Reversed to the Statement of Operations	(2)	—	(2)
Balance at March 31, 2023	$111	$17	$128

In April 2023, we approved a rationalization plan designed to streamline our Europe, Middle East and Africa (“EMEA”) distribution network that will result in the eventual closure of our Philippsburg, Germany distribution center. The rationalization plan will lower our operating costs while maintaining or improving the existing service levels to our customers. Relevant portions of the rationalization plan remain subject to consultation with employee and governmental representative bodies. We expect approximately 10 net headcount reductions related to this plan, which is expected to be substantially completed by the end of 2024. Total pre-tax cash charges are expected to be approximately $18 million, primarily for severance-related exit costs, including the exit of approximately 285 third party contract associates not included in our headcount. We have $17 million accrued for this plan at March 31, 2023 for estimated associate and non-associate severance costs. A majority of the cash outflows associated with this plan are expected to be paid during the first half of 2024.

In April 2023, we also approved a rationalization plan in EMEA designed to reduce staffing levels and capacity at several manufacturing facilities commensurate with the decline in demand. We expect approximately 280 net headcount reductions and total pre-tax charges of approximately $3 million related to this plan, which is expected to be substantially completed by the end of 2023. We have $3 million accrued for this plan at March 31, 2023, primarily consisting of associate severance costs.

The remainder of the accrual balance at March 31, 2023 is expected to be substantially utilized in the next 12 months and includes $45 million related to plans to reduce Selling, Administrative and General Expense ("SAG") headcount, $33 million related to the closure of Cooper Tire's Melksham, United Kingdom manufacturing facility ("Melksham"), $10 million related to the integration of Cooper Tire, $5 million related to the closed Amiens, France tire manufacturing facility, $2 million related to discontinued operations in Russia, $2 million related to the permanent closure of our Gadsden, Alabama tire manufacturing facility ("Gadsden"), and various other plans to reduce headcount and improve operating efficiency.

The following table shows net rationalization charges included in Income (Loss) before Income Taxes:

	Three Months Ended
	March 31,
(In millions)	2023	2022
Current Year Plans
Associate Severance and Other Related Costs	$7	$—
Other Exit Costs	13	—
Current Year Plans - Net Charges	$20	$—

Prior Year Plans
Associate Severance and Other Related Costs	$4	$4
Other Exit Costs	8	7
Prior Year Plans - Net Charges	$12	$11
Total Net Charges	$32	$11
Asset Write-offs (Recoveries) and Accelerated Depreciation, net	$2	$—

Substantially all of the new charges for the three months ended March 31, 2023 and 2022 relate to future cash outflows. Net current year plan charges for the three months ended March 31, 2023 relate to the plan to streamline our EMEA distribution network and the plan to reduce manufacturing staffing levels and capacity in EMEA.

Net prior year plan charges for the three months ended March 31, 2023 include $4 million for various plans to reduce global SAG headcount, $3 million related to the permanent closure of Gadsden, $2 million related to the closure of Melksham, $2 million related to discontinued operations in Russia, and reversals of $2 million for actions no longer needed for their originally intended purpose. Net prior year plan charges for the three months ended March 31, 2022 included $7 million related to the permanent closure of Gadsden, $5 million related to the modernization of two of our tire manufacturing facilities in Germany, and reversals of $1 million for actions no longer needed for their originally intended purpose.

Ongoing rationalization plans had approximately $960 million in charges incurred prior to 2023 and approximately $50 million is expected to be incurred in future periods.

In the first three months of 2023, approximately 350 associates were released under plans initiated in prior years. Approximately 1,000 associates remain to be released under all ongoing rationalization plans.

NOTE 4. OTHER (INCOME) EXPENSE

	Three Months Ended
	March 31,
(In millions)	2023	2022
Non-service related pension and other postretirement benefits cost	$29	$13
Financing fees and financial instruments expense	12	7
Net foreign currency exchange (gains) losses	12	2
General and product liability expense - discontinued products	2	2
Royalty income	(7)	(11)
Net (gains) losses on asset sales	(2)	(4)
Interest income	(16)	(5)
Miscellaneous (income) expense	(5)	1
	$25	$5

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

Net foreign currency exchange losses in the first quarter of 2023 includes $8 million related to the devaluation of the Argentine peso.

Interest income in the first quarter of 2023 includes interest income in Argentina of $8 million.

Miscellaneous (income) expense for the first quarter of 2023 includes $11 million of expense for non-indemnified costs for product liability claims related to products manufactured by a formerly consolidated joint venture entity, $11 million of income related to a favorable court decision setting aside a previous unfavorable verdict on intellectual property-related legal claims, and $5 million of income related to the write-off of accumulated foreign currency translation in Russia.

Other (Income) Expense also includes financing fees and financial instruments expense, which consists of commitment fees and charges incurred in connection with financing transactions; general and product liability expense - discontinued products, which consists of charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries; royalty income; and net (gains) losses on asset sales.

NOTE 5. INCOME TAXES

For the first quarter of 2023, we recorded an income tax benefit of $1 million on a loss before income taxes of $100 million. Income tax benefit for the three months ended March 31, 2023 includes net discrete tax expense of $1 million.

For the first quarter of 2022, we recorded income tax expense of $38 million on income before income taxes of $134 million. Income tax expense for the three months ended March 31, 2022 includes net discrete tax expense of $4 million, including a charge of $11 million to establish a full valuation allowance on our net deferred tax assets in Russia, partially offset by a net benefit of $7 million for various other items.

We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for both the three months ended March 31, 2023 and 2022 primarily relates to losses in foreign jurisdictions in which no tax benefits are recorded and the discrete items noted above.

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

For 2023, we do not anticipate that the 15% corporate alternative minimum tax ("CAMT") under the Inflation Reduction Act of 2022 will apply to us due to the significant pandemic-driven losses we incurred in 2020. As allowed, we elected to not consider the estimated impact of potential future CAMT obligations for purposes of assessing valuation allowances on our deferred tax assets.

At March 31, 2023 and December 31, 2022, we had approximately $1.2 billion and $1.1 billion of U.S. federal, state and local net deferred tax assets, respectively, inclusive of valuation allowances totaling $26 million in each period primarily for state tax loss carryforwards with limited lives. Approximately $800 million of these U.S. net deferred tax assets have unlimited lives and approximately $400 million have limited lives and expire between 2023 and 2042. In the U.S., we have a cumulative loss for the three-year period ended March 31, 2023. However, as the three-year cumulative loss in the U.S. is driven by business disruptions created by the COVID-19 pandemic, primarily in 2020, and only includes the favorable impact of Cooper Tire since June 7, 2021, the date the acquisition was completed (the "Closing Date"), we also considered other objectively verifiable information in assessing our ability to utilize our net deferred tax assets, including continued favorable overall volume trends in the tire industry and our tire volume compared to 2020 levels. In addition, the Cooper Tire acquisition has generated significant incremental domestic earnings since the Closing Date and continues to provide cost and other operating synergies to further improve our U.S. profitability.

At March 31, 2023 and December 31, 2022, our U.S. net deferred tax assets described above both include approximately $230 million of foreign tax credits with limited lives. Our earnings and forecasts of future profitability, taking into consideration recent trends, along with three significant sources of foreign income, provide us sufficient positive evidence that we will be able to utilize these net foreign tax credits which expire through 2032. Our sources of foreign income are (1) 100% of our domestic profitability can be re-characterized as foreign source income under current U.S. tax law to the extent domestic losses have offset foreign source income in prior years, (2) annual net foreign source income, exclusive of dividends, primarily from royalties, and (3) tax planning strategies, including accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, and other financing transactions, all of which would increase our domestic profitability.

We consider our current forecasts of future profitability in assessing our ability to realize our deferred tax assets, including our foreign tax credits. These forecasts include the impact of recent trends, including various macroeconomic factors such as the impact of higher raw material, transportation, labor and energy costs, on our profitability, as well as the impact of tax planning strategies. These macroeconomic factors possess a high degree of volatility and can significantly impact our profitability. As such, there is a risk that future earnings will not be sufficient to fully utilize our U.S. net deferred tax assets, including our foreign tax credits. However, we believe our forecasts of future profitability along with the three significant sources of foreign income described above provide us sufficient positive, objectively verifiable evidence to conclude that it is more likely than not that, at March 31, 2023, our U.S. net deferred tax assets, including our foreign tax credits, will be fully utilized.

At March 31, 2023 and December 31, 2022, we also had approximately $1.3 billion and $1.2 billion of foreign net deferred tax assets, respectively, and related valuation allowances of approximately $1.1 billion and $1.0 billion, respectively. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of $909 million on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances having a significant impact on our financial position or results of operations will exist within the next twelve months.

For the three months ended March 31, 2023, changes to our unrecognized tax benefits did not, and for the full year of 2023 are not expected to, have a significant impact on our financial position or results of operations.

We are open to examination in the United States from 2021 onward and in Germany from 2018 onward. Generally, for our remaining tax jurisdictions, years from 2018 onward are still open to examination.

NOTE 6. EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are calculated to reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock.

Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2023	2022
Earnings (loss) per share — basic:
Goodyear net income (loss)	$(101)	$96
Weighted average shares outstanding	285	284
Earnings (loss) per common share — basic	$(0.35)	$0.34

Earnings (loss) per share — diluted:
Goodyear net income (loss)	$(101)	$96
Weighted average shares outstanding	285	284
Dilutive effect of stock options and other dilutive securities	—	3
Weighted average shares outstanding — diluted	285	287
Earnings (loss) per common share — diluted	$(0.35)	$0.33

Weighted average shares outstanding — diluted for the three months ended March 31, 2023 excludes the dilutive effect of approximately 1 million shares, related primarily to unvested performance share units and restricted stock units, as their inclusion would have been anti-dilutive due to the Goodyear net loss. Additionally, weighted average shares outstanding — diluted for both the three months ended March 31, 2023 and 2022 excludes approximately 2 million equivalent shares related to options with exercise prices greater than the average market price of our common shares (i.e., "underwater" options).

NOTE 7. BUSINESS SEGMENTS

	Three Months Ended
	March 31,
(In millions)	2023	2022
Sales:
Americas	$2,867	$2,915
Europe, Middle East and Africa	1,492	1,426
Asia Pacific	582	567
Net Sales	$4,941	$4,908
Segment Operating Income:
Americas	$79	$216
Europe, Middle East and Africa	8	59
Asia Pacific	38	28
Total Segment Operating Income	$125	$303
Less:
Rationalizations (Note 3)	$32	$11
Interest expense	127	104
Other (income) expense (Note 4)	25	5
Asset write-offs (recoveries) and accelerated depreciation, net (Note 3)	2	—
Corporate incentive compensation plans	20	19
Retained expenses of divested operations	4	3
Other	15	27
Income (Loss) before Income Taxes	$(100)	$134

Rationalizations, as described in Note to the Consolidated Financial Statements No. 3, Costs Associated with Rationalization Programs, net (gains) losses on asset sales, as described in Note to the Consolidated Financial Statements No. 4, Other (Income) Expense, and asset write-offs (recoveries) and accelerated depreciation were not charged to the strategic business units ("SBUs") for performance evaluation purposes but were attributable to the SBUs as follows:

	Three Months Ended
	March 31,
(In millions)	2023	2022
Rationalizations:
Americas	$5	$7
Europe, Middle East and Africa	24	5
Asia Pacific	3	(1)
Total Segment Rationalizations	$32	$11

Net (Gains) Losses on Asset Sales:
Americas	$(2)	$(4)
Total Segment Net (Gains) Losses on Asset Sales	$(2)	$(4)

Asset Write-offs (Recoveries) and Accelerated Depreciation, net:
Americas	$8	$—
Europe, Middle East and Africa	(6)	—
Total Segment Asset Write-offs (Recoveries) and Accelerated Depreciation, net	$2	$—

NOTE 8. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

At March 31, 2023, we had total credit arrangements of $11,768 million, of which $2,904 million were unused. At that date, approximately 31% of our debt was at variable interest rates averaging 6.26%.

Notes Payable and Overdrafts, Long Term Debt and Finance Leases due Within One Year and Short Term Financing Arrangements

At March 31, 2023, we had short term committed and uncommitted credit arrangements totaling $906 million, of which $372 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.

The following table presents amounts due within one year:

	March 31,	December 31,
(In millions)	2023	2022
Chinese credit facilities	$20	$26
Other foreign and domestic debt	497	369
Notes Payable and Overdrafts	$517	$395
Weighted average interest rate	6.58%	5.75%

Chinese credit facilities	$130	$136
Other foreign and domestic debt (including finance leases)	160	92
Long Term Debt and Finance Leases due Within One Year	$290	$228
Weighted average interest rate	4.14%	3.88%
Total obligations due within one year	$807	$623

Long Term Debt and Finance Leases and Financing Arrangements

At March 31, 2023, we had long term credit arrangements totaling $10,862 million, of which $2,532 million were unused.

The following table presents long term debt and finance leases, net of unamortized discounts, and interest rates:

	March 31, 2023		December 31, 2022
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
9.5% due 2025	$801		$802
5% due 2026	900		900
4.875% due 2027	700		700
7.625% due 2027	130		131
7% due 2028	150		150
2.75% Euro Notes due 2028	436		427
5% due 2029	850		850
5.25% due April 2031	550		550
5.25% due July 2031	600		600
5.625% due 2033	450		450
Credit Facilities:
First lien revolving credit facility due 2026	805	6.09%	—	—
European revolving credit facility due 2028	588	4.14%	374	3.39%
Pan-European accounts receivable facility	218	4.55%	267	3.77%
Mexican credit facility	200	6.76%	200	6.29%
Chinese credit facilities	255	4.09%	235	4.23%
Other foreign and domestic debt(1)	650	7.07%	650	6.58%
	8,283		7,286
Unamortized deferred financing fees	(44)		(46)
	8,239		7,240
Finance lease obligations(2)	255		255
	8,494		7,495
Less portion due within one year	(290)		(228)
	$8,204		$7,267

(1)
Interest rates are weighted average interest rates primarily related to various foreign credit facilities with customary terms and conditions.
(2)
Includes non-cash financing additions of $1 million and $20 million during the three months ended March 31, 2023 and the twelve months ended December 31, 2022, respectively.

NOTES

At March 31, 2023, we had $5,567 million of outstanding notes, compared to $5,560 million at December 31, 2022.

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

Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks in an amount not to exceed $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion. As of March 31, 2023, our borrowing base, and therefore our availability, under this facility was $42 million below the facility's stated amount of $2.75 billion.

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

At March 31, 2023, we had $805 million of borrowings and $3 million of letters of credit issued under the revolving credit facility. At December 31, 2022, we had no borrowings and $3 million of letters of credit issued under the revolving credit facility.

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

At March 31, 2023, there were $196 million (€180 million) of borrowings outstanding under the German tranche, $392 million (€360 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility. At December 31, 2022, there were no borrowings outstanding under the German tranche, $374 million (€350 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility.

Accounts Receivable Securitization Facilities (On-Balance Sheet)

GEBV and certain other of our European subsidiaries are parties to a pan-European accounts receivable securitization facility that expires in 2027. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €30 million and not more than €450 million. For the current period ending October 18, 2023, the designated maximum amount of the facility is €300 million.

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

At March 31, 2023, the amounts available and utilized under this program totaled $218 million (€200 million). At December 31, 2022, the amounts available and utilized under this program totaled $267 million (€250 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

For a description of the collateral securing the credit facilities described above as well as the covenants applicable to them, refer to Note to the Consolidated Financial Statements No. 16, Financing Arrangements and Derivative Financial Instruments, in our 2022 Form 10-K.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At March 31, 2023, the gross amount of receivables sold was $722 million, compared to $744 million at December 31, 2022.

Other Foreign Credit Facilities

A Mexican subsidiary and a U.S. subsidiary have a revolving credit facility in Mexico. At March 31, 2023 and December 31, 2022, the amounts available and utilized under this facility were $200 million. The facility ultimately matures on November 22, 2024, has covenants relating to the Mexican and U.S. subsidiaries, and has customary representations and warranties and defaults relating to the Mexican and U.S. subsidiaries’ ability to perform their respective obligations under the facility.

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

The following table presents the total amounts available and utilized under the Chinese financing arrangements:

	March 31,	December 31,
(In millions)	2023	2022
Total available	$872	$852
Amounts utilized:
Notes Payable and Overdrafts	$20	$26
Long Term Debt due Within One Year	130	136
Long Term Debt	125	99
Letters of credit, bank acceptances and other utilization	50	75
Total utilized	$325	$336

Maturities	4/23-8/25	1/23-8/25

Certain of these facilities can only be used to finance the expansion of one of our manufacturing facilities in China and, at March 31, 2023 and December 31, 2022, the unused amounts available under these facilities was $63 million.

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

The following table presents the fair values for foreign currency hedge contracts that do not meet the criteria to be accounted for as cash flow hedging instruments:

	March 31,	December 31,
(In millions)	2023	2022
Fair Values — Current asset (liability):
Accounts receivable	$12	$4
Other current liabilities	(16)	(10)

At March 31, 2023 and December 31, 2022, these outstanding foreign currency derivatives had notional amounts of $1,486 million and $1,197 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction losses on derivatives of $2 million and net transaction gains of $10 million for the three months ended March 31, 2023 and 2022, respectively. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.

The following table presents fair values for foreign currency hedge contracts that meet the criteria to be accounted for as cash flow hedging instruments:

	March 31,	December 31,
(In millions)	2023	2022
Fair Values — Current asset (liability):
Accounts receivable	$1	$1
Other current liabilities	(5)	(3)

At March 31, 2023 and December 31, 2022, these outstanding foreign currency derivatives had notional amounts of $68 million and $71 million, respectively, and primarily related to U.S. dollar denominated intercompany transactions. Based on our current forecasts, we believe that it is probable that the underlying hedge transactions will occur within an appropriate time frame in order to continue to qualify for cash flow hedge accounting treatment.

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

The following table presents the classification of changes in fair values of foreign currency contracts that meet the criteria to be accounted for as cash flow hedging instruments (before tax and minority):

	Three Months Ended
	March 31,
(In millions)	2023	2022
Amount of gains (losses) deferred to Accumulated Other Comprehensive Loss ("AOCL")	$(2)	$(2)
Reclassification adjustment for amounts recognized in Cost of Goods Sold ("CGS")	—	(1)

The estimated net amount of deferred losses at March 31, 2023 that are expected to be reclassified to earnings within the next twelve months is $2 million.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheets at March 31, 2023 and December 31, 2022:

	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2023	2022	2023	2022	2023	2022	2023	2022
Assets:
Investments	$8	$8	$8	$8	$—	$—	$—	$—
Foreign Exchange Contracts	13	5	—	—	13	5	—	—
Total Assets at Fair Value	$21	$13	$8	$8	$13	$5	$—	$—

Liabilities:
Foreign Exchange Contracts	$21	$13	$—	$—	$21	$13	$—	$—
Total Liabilities at Fair Value	$21	$13	$—	$—	$21	$13	$—	$—

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding finance leases, at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
(In millions)	2023	2022
Fixed Rate Debt:(1)
Carrying amount — liability	$5,785	$5,766
Fair value — liability	5,286	5,198

Variable Rate Debt:(1)
Carrying amount — liability	$2,454	$1,474
Fair value — liability	2,383	1,437
(1)
Excludes Notes Payable and Overdrafts of $517 million and $395 million at March 31, 2023 and December 31, 2022, respectively, of which $197 million and $217 million, respectively, are at fixed rates and $320 million and $178 million, respectively, are at variable rates. The carrying value of Notes Payable and Overdrafts approximates fair value due to the short term nature of the facilities.

Long term debt with fair values of $5,025 million and $4,946 million at March 31, 2023 and December 31, 2022, respectively, were estimated using quoted Level 1 market prices. The carrying value of the remaining debt was based upon internal estimates of fair value derived from market prices for similar debt.

NOTE 10. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS

We provide employees with defined benefit pension or defined contribution savings plans.

Defined benefit pension cost follows:

	U.S.
	Three Months Ended
	March 31,
(In millions)	2023	2022
Service cost	$2	$3
Interest cost	49	31
Expected return on plan assets	(58)	(52)
Amortization of net losses	25	26
Net periodic pension cost	$18	$8

	Non-U.S.
	Three Months Ended
	March 31,
(In millions)	2023	2022
Service cost	$5	$6
Interest cost	27	16
Expected return on plan assets	(23)	(18)
Amortization of net losses	5	6
Net periodic pension cost	$14	$10

Service cost is recorded in CGS or SAG. Other components of net periodic pension cost are recorded in Other (Income) Expense. Net curtailments, settlements and termination benefits, if any, are recorded in Other (Income) Expense or Rationalizations if related to a rationalization plan.

In the first quarter of 2022, we communicated the termination of the Cooper Tire U.S. salaried defined benefit pension plan, which was frozen in 2009, to applicable participants. The termination of the plan, which had $380 million in assets and $375 million in estimated obligations on a termination accounting basis as of December 31, 2022, is expected to be completed in the second quarter of 2023.

We also provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Other postretirement benefits expense for the three months ended March 31, 2023 and 2022 was $2 million and $4 million, respectively.

We expect to contribute $25 million to $50 million to our funded non-U.S. pension plans in 2023. For the three months ended March 31, 2023, we contributed $11 million to our non-U.S. plans.

The expense recognized for our contributions to defined contribution savings plans for the three months ended March 31, 2023 and 2022 was $35 million for each period.

NOTE 11. STOCK COMPENSATION PLANS

Our Board of Directors granted 0.8 million restricted stock units and 0.4 million performance share units during the three months ended March 31, 2023 under our stock compensation plans. We measure the fair value of grants of restricted stock units and performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $11.35 for restricted stock units and $11.48 for performance share units granted during the three months ended March 31, 2023.

We recognized stock-based compensation expense of $5 million during both the three months ended March 31, 2023 and 2022. At March 31, 2023, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $26 million and is expected to be recognized over the remaining vesting period of the respective grants, through the first quarter of 2026.

NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters

We have recorded liabilities totaling $83 million and $80 million at March 31, 2023 and December 31, 2022, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $19 million and $20 million were included in Other Current Liabilities at March 31, 2023 and December 31, 2022, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.

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

Workers’ Compensation

We have recorded liabilities, on a discounted basis, totaling $186 million and $187 million for anticipated costs related to workers’ compensation at March 31, 2023 and December 31, 2022, respectively. Of these amounts, $35 million and $37 million were included in Current Liabilities as part of Compensation and Benefits at March 31, 2023 and December 31, 2022, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At March 31, 2023 and December 31, 2022, the liability was discounted using a risk-free rate of return. At March 31, 2023, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $25 million.

General and Product Liability and Other Litigation

We have recorded liabilities for both asserted and unasserted claims totaling $435 million and $412 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at March 31, 2023 and December 31, 2022, respectively. Of these amounts, $50 million and $39 million were included in Other Current Liabilities at March 31, 2023 and December 31, 2022, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at March 31, 2023, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.

We have recorded an indemnification asset within Accounts Receivable of $1 million and within Other Assets of $20 million for Sumitomo Rubber Industries, Ltd.'s ("SRI") obligation to indemnify us for certain product liability claims related to products manufactured by a formerly consolidated joint venture entity, subject to certain caps and restrictions.

Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and federal courts. To date, we have disposed of approximately 157,700 claims by defending, obtaining the dismissal thereof, or entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $575 million through March 31, 2023 and $570 million through December 31, 2022.

A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by settlement or dismissal in large numbers, the amount and timing of filings, settlements and dismissals and the number of open claims during a particular period can fluctuate significantly.

	Three Months Ended	Year Ended
(Dollars in millions)	March 31, 2023	December 31, 2022
Pending claims, beginning of period	37,200	38,200
New claims filed	200	900
Claims settled/dismissed	(100)	(1,900)
Pending claims, end of period	37,300	37,200
Payments(1)	$4	$16
(1)
Represents cash payments made during the period by us and our insurers for asbestos litigation defense and claim resolution.

We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $126 million and $125 million at March 31, 2023 and December 31, 2022, respectively. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future may result in an increase in the recorded obligation, and that increase could be significant.

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

We recorded an insurance receivable related to asbestos claims of $70 million at both March 31, 2023 and December 31, 2022. We expect that approximately 55% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $11 million were included in Current Assets as part of Accounts Receivable at both March 31, 2023 and December 31, 2022. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.

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

Binding Commitments and Guarantees

We have off-balance sheet financial guarantees and other commitments totaling $32 million at both March 31, 2023 and December 31, 2022. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. We generally do not require collateral in connection with the issuance of these guarantees.

In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of $46 million to an insurance company related to SRI's obligation to pay certain outstanding workers' compensation claims of a formerly consolidated joint venture entity. As of March 31, 2023, this guarantee amount has been reduced to $18 million. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to continue to decrease over time as the formerly consolidated joint venture entity pays its outstanding claims.

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

We have an agreement to provide a revolving loan commitment to TireHub of up to $100 million. At March 31, 2023 and December 31, 2022, $93 million and $17 million was drawn on this commitment, respectively.

NOTE 13. CAPITAL STOCK

Common Stock Repurchases

We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During the first quarter of 2023, we did not repurchase any shares from employees.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present changes in AOCL, by component, for the three months ended March 31, 2023 and 2022, after tax and minority interest.

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) from Securities	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2022	$(1,663)	$1	$(2,215)	$2	$(3,875)
Other comprehensive income (loss) before reclassifications	34	—	(2)	(2)	30
Amounts reclassified from accumulated other comprehensive loss	—	—	21	—	21
Balance at March 31, 2023	$(1,629)	$1	$(2,196)	$—	$(3,824)

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2021	$(1,402)	$(2,565)	$4	$(3,963)
Other comprehensive income (loss) before reclassifications	11	16	(2)	25
Amounts reclassified from accumulated other comprehensive loss	—	24	(1)	23
Balance at March 31, 2022	$(1,391)	$(2,525)	$1	$(3,915)

The following table presents reclassifications out of AOCL:

	Three Months Ended March 31,
	2023	2022
(In millions) (Income) Expense	Amount Reclassified		Affected Line Item in the Consolidated
Component of AOCL	from AOCL		Statements of Operations
Amortization of prior service cost and unrecognized gains and losses	$28	$32	Other (Income) Expense
Tax effect	(7)	(8)	United States and Foreign Taxes
Net of tax	$21	$24	Goodyear Net Income (Loss)

Deferred derivative (gains) losses, before tax	$—	$(1)	Cost of Goods Sold
Tax effect	—	—	United States and Foreign Taxes
Net of tax	$—	$(1)	Goodyear Net Income (Loss)
Total reclassifications	$21	$23	Goodyear Net Income (Loss)

The following table presents the details of comprehensive income (loss) attributable to minority shareholders:

	Three Months Ended
	March 31,
(In millions)	2023	2022
Net Income (Loss) Attributable to Minority Shareholders	$2	$—
Other Comprehensive Income (Loss):
Foreign currency translation	3	(8)
Other Comprehensive Income (Loss)	$3	$(8)
Comprehensive Income (Loss) Attributable to Minority Shareholders	$5	$(8)

NOTE 15. SUBSEQUENT EVENTS

On April 1, 2023, a severe weather system in the U.S., which included multiple tornadoes, significantly damaged and caused the shut-down of our tire manufacturing facility and adjacent warehouse in Tupelo, Mississippi (“Tupelo”), as well as a leased distribution center in Whiteland, Indiana (“Whiteland”). The Whiteland distribution center and Tupelo warehouse were able to restart tire shipments on April 11, 2023 and April 18, 2023, respectively, while repairs to those facilities were ongoing. We maintain third-party insurance with a $15 million per occurrence deductible that covers property damage, clean-up expenses and qualifying business interruption impacts. We will reach the deductible limit and expense $15 million in the second quarter of 2023 related to property damage and clean-up expenses.

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

Results of Operations

During the first quarter of 2023, our operating results reflected a difficult macroeconomic environment, including the impact of the ongoing effects of inflation and increases in interest rates on the global economy. These conditions and uncertainties about the future have affected demand for our products globally. The impact is more pronounced in Europe, primarily due to the indirect impacts of the ongoing conflict in Ukraine. We saw improvement in demand from our OE customers, which continue to recover from supply constraints that have reduced their production. However, demand from our OE customers remains lower than what we experienced before the COVID-19 pandemic. In China, consumer demand continued to recover throughout the first quarter of 2023 following an increase in the spread of COVID-19 during the fourth quarter of 2022. Our other global businesses have largely recovered from the direct impacts of the COVID-19 pandemic.

Supply chain disruptions and other factors have led to continuing inflationary cost pressures on our results, including higher costs for certain raw materials, higher transportation costs and higher energy costs. Energy cost increases continue to be more pronounced in Europe driven by the indirect impacts of the conflict in Ukraine. We also continue to experience increased labor-related costs and manufacturing inefficiencies associated with the ongoing tight labor supply, particularly in the U.S. Price and product mix continues to offset the increase in raw material costs as well as a majority of other inflationary costs affecting our results.

During the first quarter of 2023, in order to address softening industry demand and prevent the buildup of excess inventory, we reduced production at many of our tire manufacturing facilities, resulting in a reduction of 3.7 million units compared to production in the first quarter of 2022, primarily in Americas and EMEA. Decisions to change production levels in the future will be based on an evaluation of market demand signals and inventory and supply levels, as well as the availability of sufficient qualified labor.

Our results for the first quarter of 2023 include a 7.1% decrease in tire unit shipments compared to 2022, primarily due to lower global replacement tire volume. In the first quarter of 2023, we incurred approximately $185 million of additional costs related to inflation and other cost pressures, primarily higher transportation and energy costs.

Net sales in the first quarter of 2023 were $4,941 million, compared to $4,908 million in the first quarter of 2022. Net sales increased in 2023 primarily due to global improvements in price and product mix and higher sales in other tire-related businesses, driven by increased retail sales in Americas, growth in EMEA's Fleet Solutions and higher global aviation sales, partially offset by a decrease in third-party chemical sales in Americas. These increases were partially offset by lower global tire volume and unfavorable foreign currency translation, primarily in EMEA and Asia Pacific, driven by the strengthening of the U.S. dollar.

In the first quarter of 2023, Goodyear net loss was $101 million, or $0.35 per share, compared to Goodyear net income of $96 million, or $0.33 per share, in the first quarter of 2022. The change in Goodyear net income (loss) was primarily due to lower segment operating income driven by inflationary cost pressures on cost of goods sold ("CGS"), higher interest expense, higher rationalization charges and higher non-service related pension and other postretirement benefits cost included in Other (Income) Expense driven by higher interest rates, partially offset by lower U.S. and Foreign Tax Expense as a result of our lower pre-tax earnings.

Total segment operating income for the first quarter of 2023 was $125 million, compared to $303 million in the first quarter of 2022. The $178 million decrease was primarily due to increased conversion costs of $169 million driven by inflation, the effect of decreased tire production on fixed cost absorption and higher energy costs, higher transportation and imported tire costs of $86 million, lower global tire volume of $73 million, and unfavorable foreign currency translation of $7 million, primarily in EMEA and Asia Pacific, driven by the strengthening of the U.S. dollar. These decreases were partially offset by global improvements in price and product mix of $418 million, which more than offset higher raw material costs of $304 million, a favorable adjustment of $21 million in Americas due to a reduction in certain U.S. duty rates on various commercial tires from China that were imported into the U.S. during 2021, and recoveries of previously written-off accounts receivable and other assets in Russia of $10 million. Refer to "Results of Operations — Segment Information" for additional information.

Liquidity

At March 31, 2023, we had $1,082 million of cash and cash equivalents as well as $2,904 million of unused availability under our various credit agreements, compared to $1,227 million and $4,035 million, respectively, at December 31, 2022. The decrease in cash and cash equivalents of $145 million was primarily due to cash used for operating activities of $775 million, capital expenditures of $291 million, short-term securities acquired of $82 million, and loans to TireHub, LLC ("TireHub") of $76 million, partially offset by net borrowings of $1,076 million. Cash used by operating activities reflects cash used for working capital of $859 million and the Company's net loss for the period of $99 million, which included non-cash charges for depreciation and amortization of $251 million. Refer to "Liquidity and Capital Resources" for additional information.

Outlook

Looking ahead to the second quarter of 2023, we expect that our industry will continue to face uncertain macroeconomic conditions as a result of the ongoing effects of inflation, which have led to higher interest rates and lower consumer confidence in the U.S. and Europe. In addition, replacement demand will continue to be negatively impacted by tire dealer and distributor channel destocking, after a period of significant growth in channel inventories in the first and second quarters of 2022. We expect our replacement tire volume to be lower by approximately 5% when compared to the second quarter of 2022. Although OE manufacturers continue to be affected by shortages of materials and components, we anticipate continued recovery in demand for OE tires. We expect our OE tire volume will be higher by approximately 10% when compared to the second quarter of 2022. We expect relative stability in demand during the third quarter of 2023 and the resumption of growth in the fourth quarter of 2023, given the volume declines we experienced in the second half of 2022.

We expect our raw material costs to increase approximately $100 million in the second quarter of 2023 compared to the second quarter of 2022, including the impact of the stronger U.S. dollar and higher transportation and supplier costs. We anticipate price and product mix improvements to more than offset raw material cost increases in the second quarter of 2023 by approximately $200 million. Natural and synthetic rubber prices and other commodity prices historically have been volatile, and our raw material costs could change based on future cost fluctuations and changes in foreign exchange rates. We continue to focus on price and product mix, to substitute lower cost materials where possible, to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials to minimize the impact of higher raw material costs.

In addition to higher raw material costs, we expect the impact of other inflationary cost pressures to persist, particularly with respect to transportation, labor and energy costs. We expect the negative impact on segment operating income from non-raw material inflation in the second quarter of 2023 will be approximately $180 million compared with the second quarter of 2022, net of manufacturing cost savings or inefficiencies. We continue to focus on actions to offset costs other than raw materials through cost savings initiatives, including rationalization actions, further pricing actions and improvements in product mix. We also anticipate our second quarter 2023 results will be negatively impacted by lower production volume of 3.7 million units during the first quarter of 2023 when compared with the first quarter of 2022. Similarly, we plan to reduce our production levels in the second quarter of 2023 by approximately 3.0 million units, which will impact our third quarter of 2023 results.

For the full year of 2023, we continue to expect working capital to be a source of operating cash flows of approximately $100 million. We also continue to anticipate our capital expenditures will be approximately $1.0 billion. Our capital expenditures in 2023 will be focused on projects to modernize certain of our manufacturing facilities and expand others to address anticipated future demand, in addition to capital expenditures to sustain our facilities. We anticipate our cash flows will include rationalization payments of approximately $100 million, as we continue to address our cost structure.

This outlook excludes the impact of the severe weather system that affected our tire manufacturing facility and adjacent warehouse in Tupelo, Mississippi (“Tupelo”) and a leased distribution center in Whiteland, Indiana (“Whiteland”) discussed below.

Subsequent Events – Impact of Severe Weather System in the U.S.

On April 1, 2023, a severe weather system in the U.S., which included multiple tornadoes, significantly damaged and caused the shut-down of Tupelo and Whiteland. The Whiteland distribution center and Tupelo warehouse were able to restart tire shipments on April 11, 2023 and April 18, 2023, respectively, while repairs to those facilities were ongoing. We currently expect to be able to restart and begin ramping up production at the Tupelo tire manufacturing facility by the beginning of June 2023, with full ramp-up not expected until the third quarter of 2023.

Americas sales are expected to be negatively impacted by $110 million to $130 million in the second quarter of 2023, primarily due to the shut-down and subsequent ramp-up of the Tupelo tire manufacturing facility. The related lost sales margins, as well as unabsorbed fixed costs and other period expenses, including our intent to continue to pay our workforce, during the shut-down and subsequent ramp-up period are expected to negatively impact Americas operating income by $60 million to $80 million in the second quarter of 2023. With a successful ramp-up of the facility beginning in June, along with actions we are taking to mitigate lost production, we would not expect the full-year impact to materially exceed this amount.

We maintain third-party insurance with a $15 million per occurrence deductible that covers property damage, clean-up expenses and qualifying business interruption impacts. We will reach the deductible limit and expense $15 million in the second quarter of 2023 related to property damage and clean-up expenses. We expect that a significant portion of the business interruption impacts will be reimbursed by our insurance. However, due to uncertainty in determining the ultimate amount and timing of business interruption coverage that could be available to us, we did not reflect potential insurance reimbursement for business interruption in the above sales and operating income estimates for Americas nor have we recognized a business interruption receivable at this time. Consistent with past practice, we will record a receivable related to business interruption insurance once the claim is substantially complete.

Refer to "Item 1A. Risk Factors" in the 2022 Form 10-K for a discussion of the factors that may impact our business, results of operations, financial condition or liquidity and "Forward-Looking Information — Safe Harbor Statement" in this Quarterly Report on Form 10-Q for a discussion of our use of forward-looking statements.

RESULTS OF OPERATIONS

CONSOLIDATED

Three Months Ended March 31, 2023 and 2022

Net sales in the first quarter of 2023 were $4,941 million, increasing $33 million, or 0.7%, from $4,908 million in the first quarter of 2022. Goodyear net loss was $101 million, or $0.35 per share, in the first quarter of 2023, compared to Goodyear net income of $96 million, or $0.33 per share, in the first quarter of 2022.

Net sales increased in the first quarter of 2023 primarily due to global improvements in price and product mix of $503 million and higher sales in other tire-related businesses of $32 million, driven by increased retail sales in Americas, growth in EMEA's Fleet Solutions and higher global aviation sales, partially offset by a decrease in third-party chemical sales in Americas. These increases were partially offset by lower global tire volume of $338 million and unfavorable foreign currency translation of $166 million, primarily in EMEA and Asia Pacific, driven by the strengthening of the U.S. dollar.

Worldwide tire unit sales in the first quarter of 2023 were 41.8 million units, decreasing 3.2 million units, or 7.1%, from 45.0 million units in the first quarter of 2022. Replacement tire volume decreased globally by 4.0 million units, or 11.2%, driven by reduced industry demand. OE tire volume increased globally by 0.8 million units, or 8.2%, reflecting share gains driven by new consumer fitments and continued recovery in OE production.

CGS in the first quarter of 2023 was $4,193 million, increasing $227 million, or 5.7%, from $3,966 million in the first quarter of 2022. CGS increased primarily due to higher raw material costs of $304 million, increased conversion costs of $169 million driven by inflation, the effect of decreased tire production on fixed cost absorption and higher energy costs, increased transportation and imported tire costs of $86 million, primarily in Americas and EMEA, higher costs related to global product mix of $85 million, and higher costs in other tire-related businesses of $25 million driven by retail sales in Americas and EMEA's Fleet Solutions. These increases were partially offset by lower global tire volume of $265 million, foreign currency translation of $141 million, primarily in EMEA and Asia Pacific, driven by the strengthening of the U.S. dollar, and a favorable adjustment of $21 million due to a reduction in certain U.S. duty rates on various commercial tires imported from China during 2021. CGS in the first quarter of 2023 was favorably impacted by a successful legal claim of $3 million ($3 million after-tax and minority) related to a 2005 warehouse fire in Spain.

CGS in the first quarter of 2023 and 2022 included pension expense of $4 million and $5 million, respectively. CGS in the first quarter of 2023 included $12 million ($10 million after-tax and minority) of accelerated depreciation and asset write-offs, primarily related to the integration of Cooper Tire and the closure of Cooper Tire's Melksham, United Kingdom tire manufacturing facility ("Melksham"). CGS in the first quarter of 2022 included $1 million of incremental savings from rationalization plans. CGS was 84.9% of sales in the first quarter of 2023, compared to 80.8% in the first quarter of 2022.

Selling, Administrative and General Expense ("SAG") in the first quarter of 2023 was $664 million, decreasing $24 million, or 3.5%, from $688 million in the first quarter of 2022. SAG decreased primarily due to foreign currency translation of $18 million, primarily in EMEA and Asia Pacific, driven by the strengthening of the U.S. dollar, recoveries of previously written-off accounts receivable and other assets in Russia of $10 million ($10 million after-tax and minority), lower legal reserves of $6 million and lower advertising costs of $4 million. These decreases were partially offset by the impact of inflation.

SAG in the first quarter of 2023 and 2022 included pension expense of $3 million and $4 million, respectively. SAG in the first quarter of 2023 included $10 million of incremental savings from rationalization plans, compared to $1 million in 2022. SAG was 13.4% of sales in the first quarter of 2023, compared to 14.0% in the first quarter of 2022.

We recorded net rationalization charges of $32 million ($26 million after-tax and minority) in the first quarter of 2023 and $11 million ($9 million after-tax and minority) in the first quarter of 2022. Net rationalization charges in the first quarter of 2023 primarily related to the plan to streamline our EMEA distribution network, the plan to reduce salaried staffing globally and the plan to reduce staffing and capacity in certain of our EMEA manufacturing facilities. Net rationalization charges in the first quarter of 2022 primarily related to the permanent closure of our Gadsden, Alabama manufacturing facility and the modernization of two of our tire manufacturing facilities in Germany. For further information, refer to Note to the Consolidated Financial Statements No. 3, Costs Associated with Rationalization Programs.

Interest expense in the first quarter of 2023 was $127 million, increasing $23 million, or 22.1%, from $104 million in the first quarter of 2022. The average interest rate was 6.01% in the first quarter of 2023 compared to 5.28% in the first quarter of 2022. The average debt balance was $8,451 million in the first quarter of 2023 compared to $7,884 million in the first quarter of 2022.

Other (Income) Expense in the first quarter of 2023 was $25 million of expense, compared to $5 million of expense in the first quarter of 2022. Other (Income) Expense increased in the first quarter of 2023 primarily due to a $16 million increase in non-service related pension and other postretirement benefit costs driven by higher interest rates and a $10 million increase in net foreign currency exchange losses driven by the strengthening of the U.S. dollar. In addition, Other (Income) Expense for the three months ended March 31, 2023 includes $11 million ($9 million after-tax and minority) of expense for non-indemnified costs for product liability claims related to products manufactured by a formerly consolidated joint venture entity, $11 million ($8 million after-tax and minority) of income related to a favorable court decision setting aside a previous unfavorable verdict on intellectual property-related legal claims, and $5 million ($5 million after-tax and minority) of income related to the write-off of accumulated foreign currency translation in Russia. Other (Income) Expense for the three months ended March 31, 2022 includes net gains on asset sales of $4 million ($4 million after-tax and minority), primarily related to the sale of an equity investment in Americas.

For the first quarter of 2023, we recorded an income tax benefit of $1 million on a loss before income taxes of $100 million. Income tax benefit for the three months ended March 31, 2023 was unfavorably impacted by net discrete tax expense of $1 million.

In the first quarter of 2022, we recorded income tax expense of $38 million on income before income taxes of $134 million. Income tax expense for the three months ended March 31, 2022 was unfavorably impacted by net discrete tax expense of $4 million ($4 million after minority interest), including a charge of $11 million to establish a full valuation allowance on our net deferred tax assets in Russia, partially offset by a net benefit of $7 million for various other items.

We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for both the three months ended March 31, 2023 and 2022 primarily relates to losses in foreign jurisdictions in which no tax benefits are recorded and the discrete items noted above.

For 2023, we do not anticipate that the 15% corporate alternative minimum tax ("CAMT") under the Inflation Reduction Act of 2022 will apply to us due to the significant pandemic-driven losses we incurred in 2020. As allowed, we elected to not consider the estimated impact of potential future CAMT obligations for purposes of assessing valuation allowances on our deferred tax assets.

At March 31, 2023 and December 31, 2022, we had approximately $1.2 billion and $1.1 billion of U.S. federal, state and local net deferred tax assets, respectively, inclusive of valuation allowances totaling $26 million in each period primarily for state tax loss carryforwards with limited lives. Approximately $800 million of these U.S. net deferred tax assets have unlimited lives and approximately $400 million have limited lives and expire between 2023 and 2042. In the U.S., we have a cumulative loss for the three-year period ended March 31, 2023. However, as the three-year cumulative loss in the U.S. is driven by business disruptions created by the COVID-19 pandemic, primarily in 2020, and only includes the favorable impact of Cooper Tire since June 7, 2021, the date the acquisition was completed (the "Closing Date"), we also considered other objectively verifiable information in assessing our ability to utilize our net deferred tax assets, including continued favorable overall volume trends in the tire industry and our tire volume compared to 2020 levels. In addition, the Cooper Tire acquisition has generated significant incremental domestic earnings since the Closing Date and continues to provide cost and other operating synergies to further improve our U.S. profitability.

At March 31, 2023 and December 31, 2022, our U.S. net deferred tax assets described above both include approximately $230 million of foreign tax credits with limited lives. Our earnings and forecasts of future profitability, taking into consideration recent trends, along with three significant sources of foreign income, provide us sufficient positive evidence that we will be able to utilize these net foreign tax credits which expire through 2032. Our sources of foreign income are (1) 100% of our domestic profitability can be re-characterized as foreign source income under current U.S. tax law to the extent domestic losses have offset foreign source income in prior years, (2) annual net foreign source income, exclusive of dividends, primarily from royalties, and (3) tax planning strategies, including accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, and other financing transactions, all of which would increase our domestic profitability.

We consider our current forecasts of future profitability in assessing our ability to realize our deferred tax assets, including our foreign tax credits. These forecasts include the impact of recent trends, including various macroeconomic factors such as the impact of higher raw material, transportation, labor and energy costs, on our profitability, as well as the impact of tax planning strategies. These macroeconomic factors possess a high degree of volatility and can significantly impact our profitability. As such, there is a risk that future earnings will not be sufficient to fully utilize our U.S. net deferred tax assets, including our foreign tax credits. However, we believe our forecasts of future profitability along with the three significant sources of foreign income described above provide us sufficient positive, objectively verifiable evidence to conclude that it is more likely than not that, at March 31, 2023, our U.S. net deferred tax assets, including our foreign tax credits, will be fully utilized.

At March 31, 2023 and December 31, 2022, we also had approximately $1.3 billion and $1.2 billion of foreign net deferred tax assets, respectively, and related valuation allowances of approximately $1.1 billion and $1.0 billion, respectively. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of $909 million on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances having a significant impact on our financial position or results of operations will exist within the next twelve months.

For further information regarding income taxes and the realizability of our deferred tax assets, including our foreign tax credits, refer to Note to the Consolidated Financial Statements No. 5, Income Taxes.

Minority shareholders’ net income in the first quarter of 2023 was $2 million, compared to breakeven in the first quarter of 2022.

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

Total segment operating income for the first quarter of 2023 was $125 million, a decrease of $178 million, or 58.7%, from $303 million in the first quarter of 2022. Total segment operating margin in the first quarter of 2023 was 2.5%, compared to 6.2% in the first quarter of 2022.

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

Americas

	Three Months Ended March 31,
(In millions)	2023	2022	Change	Percent Change
Tire Units	20.5	22.2	(1.7)	(7.5)%
Net Sales	$2,867	$2,915	$(48)	(1.6)%
Operating Income	79	216	(137)	(63.4)%
Operating Margin	2.8%	7.4%

Three Months Ended March 31, 2023 and 2022

Americas unit sales in first quarter of 2023 decreased 1.7 million units, or 7.5%, to 20.5 million units. Replacement tire volume decreased 1.8 million units, or 9.9%, primarily due a decrease in our consumer business in the U.S. and Canada, driven by reduced industry demand. OE tire volume increased 0.1 million units, or 4.8%.

Net sales in the first quarter of 2023 were $2,867 million, decreasing $48 million, or 1.6%, from $2,915 million in the first quarter of 2022. The decrease in net sales was primarily due to lower tire volume of $214 million, partially offset by improvements in price and product mix of $155 million, driven by price increases, and higher sales in other tire-related businesses of $10 million, primarily due to higher retail and aviation sales, partially offset by lower third-party chemical sales.

Operating income in the first quarter of 2023 was $79 million, decreasing $137 million, or 63.4%, from $216 million in the first quarter of 2022. The decrease in operating income was due to higher conversion costs of $89 million, driven by the effect of decreased tire production on fixed cost absorption and inflation, higher transportation and imported tire costs of $70 million, and lower tire volume of $44 million. These decreases were partially offset by improvements in price and product mix of $149 million, which more than offset higher raw material costs of $106 million, and a favorable adjustment of $21 million due to a reduction in certain U.S. duty rates on various commercial tires from China that were imported into the U.S. during 2021. Operating income for 2023 includes incremental SAG savings from rationalization plans of $7 million.

Operating income in the first quarter of 2023 excluded accelerated depreciation and asset write-offs of $8 million, net rationalization charges of $5 million and net gains on asset sales of $2 million. Operating income in the first quarter of 2022 excluded net rationalization charges of $7 million and net gains on asset sales of $4 million.

Europe, Middle East and Africa

	Three Months Ended March 31,
(In millions)	2023	2022	Change	Percent Change
Tire Units	13.2	14.5	(1.3)	(9.1)%
Net Sales	$1,492	$1,426	$66	4.6%
Operating Income	8	59	(51)	(86.4)%
Operating Margin	0.5%	4.1%

Three Months Ended March 31, 2023 and 2022

EMEA unit sales in the first quarter of 2023 decreased 1.3 million units, or 9.1%, to 13.2 million units. Replacement tire volume decreased 1.9 million units, or 16.1%, primarily in our consumer business, reflecting the impacts of continued industry declines. OE tire volume increased 0.6 million units, or 18.9%, reflecting share gains driven by new consumer fitments and continued recovery in OE production.

Net sales in the first quarter of 2023 were $1,492 million, increasing $66 million, or 4.6%, from $1,426 million in the first quarter of 2022. The increase in net sales was primarily due to improvements in price and product mix of $283 million, driven by price increases, and higher sales in other tire-related businesses of $23 million, primarily due to growth in Fleet Solutions. These increases were partially offset by unfavorable foreign currency translation of $128 million, driven by a weaker euro and Turkish lira, and lower tire volume of $112 million.

Operating income in the first quarter of 2023 was $8 million, decreasing $51 million, or 86.4%, from $59 million in the first quarter of 2022. The decrease in operating income was primarily due to higher conversion costs of $78 million, driven by higher energy costs, inflation and the effect of decreased tire production on fixed cost absorption, lower tire volume of $26 million, higher transportation costs of $15 million, and higher SAG of $11 million, primarily due to inflation. These decreases were partially offset by improvements in price and product mix of $223 million, which more than offset higher raw material costs of $163 million, higher earnings in other tire-related businesses of $8 million and lower research and development costs of $5 million. SAG for 2023 includes incremental savings from rationalization plans of $3 million.

Operating income in the first quarter of 2023 excluded net rationalization charges of $24 million, recoveries of previously written-off accounts receivable and other assets of $10 million in Russia and accelerated depreciation of $4 million. Operating income in the first quarter of 2022 excluded net rationalization charges of $5 million.

Asia Pacific

	Three Months Ended March 31,
(In millions)	2023	2022	Change	Percent Change
Tire Units	8.1	8.3	(0.2)	(2.2)%
Net Sales	$582	$567	$15	2.6%
Operating Income	38	28	10	35.7%
Operating Margin	6.5%	4.9%

Three Months Ended March 31, 2023 and 2022

Asia Pacific unit sales in the first quarter of 2023 decreased 0.2 million units, or 2.2%, to 8.1 million units. Replacement tire volume decreased 0.3 million units, or 5.2%, primarily due to a decrease in our consumer business in India, driven by reduced industry demand. OE tire volume increased 0.1 million units, or 2.4%.

Net sales in the first quarter of 2023 were $582 million, increasing $15 million, or 2.6%, from $567 million in the first quarter of 2022. Net sales increased primarily due to improvements in price and product mix of $65 million, reflecting price increases and favorable mix primarily related to increased off-the-road tire volume. These increases were partially offset by unfavorable foreign currency translation of $39 million, primarily related to the strengthening of the U.S. dollar against the Chinese yuan, Indian rupee, Japanese yen and Australian dollar, and lower tire volume of $12 million.

Operating income in the first quarter of 2023 was $38 million, increasing $10 million, or 35.7%, from $28 million in the first quarter of 2022. The increase in operating income was primarily due to improvements in price and product mix of $46 million, which more than offset higher raw material costs of $35 million.

Operating income in the first quarter of 2023 excluded net rationalization charges of $3 million. Operating income in the first quarter of 2022 excluded net rationalization reversals of $1 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.

At March 31, 2023, we had $1,082 million in cash and cash equivalents, compared to $1,227 million at December 31, 2022. For the three months ended March 31, 2023, net cash used by operating activities was $775 million, reflecting cash used for working capital of $859 million and the Company's net loss for the period of $99 million, which included non-cash charges for depreciation and amortization of $251 million. Net cash used by investing activities was $456 million, primarily representing capital expenditures of $291 million, short-term securities acquired of $82 million and loans to TireHub of $76 million. Cash provided by financing activities was $1,075 million, primarily due to net borrowings.

At March 31, 2023, we had $2,904 million of unused availability under our various credit agreements, compared to $4,035 million at December 31, 2022. The table below presents unused availability under our credit facilities at those dates:

(In millions)	March 31, 2023	December 31, 2022
First lien revolving credit facility	$1,900	$2,747
European revolving credit facility	283	480
Chinese credit facilities	547	516
Other foreign and domestic debt	174	292
	$2,904	$4,035

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

We expect our 2023 full-year cash flow needs to include capital expenditures of approximately $1.0 billion. We also expect interest expense to be approximately $500 million; rationalization payments to be approximately $100 million; income tax payments to be approximately $200 million, excluding one-time items; and contributions to our funded pension plans to be $25 million to $50 million. We expect working capital to be a source of operating cash flows for the full year of 2023 of approximately $100 million.

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

Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, South Africa, Serbia and Argentina, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, South African, Serbian and Argentinian subsidiaries, which are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At March 31, 2023, approximately $1.0 billion of net assets, including approximately $253 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China, South Africa, Serbia and Argentina have not adversely impacted our ability to make transfers out of those countries.

Operating Activities

Net cash used by operating activities was $775 million in the first quarter of 2023, compared to net cash used by operating activities of $711 million in the first quarter of 2022. The $64 million increase in net cash used by operating activities was primarily due to lower earnings in our SBUs of $178 million, partially offset by a decrease in cash used for working capital of $143 million.

The net decrease in cash used for working capital reflects an increase in cash provided by Inventory of $482 million and a decrease in cash used for Accounts Receivable of $239 million, partially offset by an increase in cash used for Accounts Payable — Trade of $578 million. These changes were driven by the impact of reduced production in the fourth quarter of 2022 and the first quarter of 2023 to address softening industry demand and prevent the buildup of excess inventory, as well as the impact of lower volume on our sales.

Investing Activities

Net cash used by investing activities was $456 million in the first quarter of 2023, compared to $300 million in the first quarter of 2022. Capital expenditures were $291 million in the first quarter of 2023, compared to $276 million in the first quarter of 2022. Investing activities in the first quarter of 2023 also included loans to TireHub of $76 million compared to $35 million in the first quarter of 2022 and a year-over-year increase of $88 million in net short-term securities acquired. Beyond expenditures required to sustain our facilities, capital expenditures in 2023 and 2022 primarily related to the modernization and expansion of tire manufacturing facilities around the world.

Financing Activities

Net cash provided by financing activities was $1,075 million in the first quarter of 2023, compared to net cash provided by financing activities of $982 million in the first quarter of 2022. Financing activities in the first quarter of 2023 included net borrowings of $1,076 million. Financing activities in 2022 included net borrowings of $972 million.

Credit Sources

In aggregate, we had total credit arrangements of $11,768 million available at March 31, 2023, of which $2,904 million were unused, compared to $11,806 million available at December 31, 2022, of which $4,035 million were unused. At March 31, 2023, we had long term credit arrangements totaling $10,862 million, of which $2,532 million were unused, compared to

$10,925 million and $3,566 million, respectively, at December 31, 2022. At March 31, 2023, we had short term committed and uncommitted credit arrangements totaling $906 million, of which $372 million were unused, compared to $881 million and $469 million, respectively, at December 31, 2022. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.

Outstanding Notes

At March 31, 2023, we had $5,567 million of outstanding notes compared to $5,560 million at December 31, 2022.

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

Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks in an amount not to exceed $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we would be required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of March 31, 2023, our borrowing base, and therefore our availability, under this facility was $42 million below the facility's stated amount of $2.75 billion.

At March 31, 2023, we had $805 million of borrowings and $3 million of letters of credit issued under the revolving credit facility. At December 31, 2022, we had no borrowings and $3 million of letters of credit issued under the revolving credit facility.

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

At March 31, 2023, there were $196 million (€180 million) of borrowings outstanding under the German tranche, $392 million (€360 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility. At December 31, 2022, there were no borrowings outstanding under the German tranche, $374 million (€350 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility.

Both our first lien revolving credit facility and our European revolving credit facility have customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in our business or financial condition since December 31, 2020 under the first lien facility and December 31, 2021 under the European facility.

Accounts Receivable Securitization Facilities (On-Balance Sheet)

GEBV and certain other of our European subsidiaries are parties to a pan-European accounts receivable securitization facility that expires in 2027. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €30 million and not more than €450 million. For the current period ending October 18, 2023, the designated maximum amount of the facility is €300 million.

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

At March 31, 2023, the amounts available and utilized under this program totaled $218 million (€200 million). At December 31, 2022, the amounts available and utilized under this program totaled $267 million (€250 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At March 31, 2023, the gross amount of receivables sold was $722 million, compared to $744 million at December 31, 2022.

Letters of Credit

At March 31, 2023, we had $212 million in letters of credit issued under bilateral letter of credit agreements and other foreign credit facilities. The majority of these letter of credit agreements are in lieu of security deposits.

Supplier Financing

We have entered into supplier finance programs with several financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers. We agree to pay the financial institutions the stated amount of the confirmed invoices from the designated suppliers on the original maturity dates of the invoices. Invoice payment terms can be up to 120 days based on industry norms for the specific item purchased. We do not pay any fees to the financial institutions for these programs. There are no assets pledged as security or other forms of guarantees associated with these agreements. These agreements allow our suppliers to sell their receivables to the financial institutions at the sole discretion of the suppliers and the financial institutions on terms that are negotiated among them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under the programs. The amounts available under these programs were $905 million and $920 million at March 31, 2023 and December 31, 2022, respectively. The amounts confirmed to the financial institutions were $611 million and $710 million at March 31, 2023 and December 31, 2022, respectively, and are included in Accounts Payable — Trade in our Consolidated Balance Sheets. All activity related to these obligations is presented within operating activities on the Consolidated Statements of Cash Flows.

Further Information

For a further description of the terms of our outstanding notes, first lien revolving credit facility, European revolving credit facility and pan-European accounts receivable securitization facility, refer to Note to the Consolidated Financial Statements No. 16, Financing Arrangements and Derivative Financial Instruments, in our 2022 Form 10‑K and Note to the Consolidated Financial Statements No. 8, Financing Arrangements and Derivative Financial Instruments, in this Form 10-Q.

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

We have an additional financial covenant in our first lien revolving credit facility that is currently not applicable. We become subject to that financial covenant when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $275 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for the most recent period of four consecutive fiscal quarters. As of March 31, 2023, our unused availability under this facility of $1,900 million, plus our Available Cash of $276 million, totaled $2,176 million, which is in excess of $275 million.

In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first lien revolving credit facility that are described above and a financial covenant applicable only to GEBV and its subsidiaries.

This financial covenant provides that we are not permitted to allow GEBV’s ratio of Consolidated Net GEBV Indebtedness to Consolidated GEBV EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net GEBV Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GEBV and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries, and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net GEBV Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At March 31, 2023, we were in compliance with this financial covenant.

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

At March 31, 2023, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.

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

We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During the first quarter of 2023, we did not repurchase any shares from employees.

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

	Summarized Balance Sheets
(In millions)	March 31, 2023	December 31, 2022
Total Current Assets(1)	$6,033	$5,657
Total Non-Current Assets	8,565	8,463

Total Current Liabilities	$2,929	$3,124
Total Non-Current Liabilities	9,340	8,594
(1)
Includes receivables due from Non-Guarantor Subsidiaries of $1,619 million and $1,499 million as of March 31, 2023 and December 31, 2022, respectively.

	Summarized Statements of Operations
(In millions)	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Net Sales	$2,651	$11,909
Cost of Goods Sold	2,327	9,769
Selling, Administrative and General Expense	367	1,511
Rationalizations	5	35
Interest Expense	113	358
Other (Income) Expense	(36)	(118)
Income (Loss) before Income Taxes(2)	$(125)	$354

Net Income (Loss)	$(90)	$300
Goodyear Net Income (Loss)	$(90)	$300
(2)
Includes income from intercompany transactions with Non-Guarantor Subsidiaries of $130 million for the three months ended March 31, 2023, primarily from royalties, intercompany product sales, dividends and interest, and $577 million for the year ended December 31, 2022, primarily from royalties, dividends, interest and intercompany product sales.

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
•
any failure to be in compliance with any material provision or covenant of our debt instruments, or a material reduction in the borrowing base under our first lien revolving credit facility, could materially adversely affect our liquidity and operations;
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

Interest Rate Risk

We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At March 31, 2023, approximately 31% of our debt was at variable interest rates averaging 6.26%.

The following table presents information about long term fixed rate debt, excluding finance leases, at March 31, 2023:

(In millions)
Carrying amount — liability	$5,785
Fair value — liability	5,286
Pro forma fair value — liability	5,494

The pro forma information assumes a 100 basis point decrease in market interest rates at March 31, 2023, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.

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

The following table presents net foreign currency contract information at March 31, 2023:

(In millions)
Fair value — asset (liability)	$(8)
Pro forma decrease in fair value	(135)
Contract maturities	4/23-3/24

The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at March 31, 2023, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

Fair values are recognized on the Consolidated Balance Sheet at March 31, 2023 as follows:

(In millions)
Current asset (liability):
Accounts receivable	$13
Other current liabilities	(21)

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

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2023 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Asbestos Litigation

As reported in our Form 10-K for the year ended December 31, 2022, we were one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 37,200 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the first three months of 2023, approximately 200 claims were filed against us and approximately 100 were settled or dismissed. The amounts expended on asbestos defense and claim resolution by us and our insurers during the first three months of 2023 was $4 million. At March 31, 2023, there were approximately 37,300 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. Refer to Note to the Consolidated Financial Statements No. 12, Commitments and Contingent Liabilities, for additional information on asbestos litigation.

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

On September 25, 2020, the Court of Common Pleas dismissed the derivative action and the purported shareholder appealed that dismissal. On June 30, 2021, the Ohio Court of Appeals for the Ninth Judicial District reversed the trial court's judgment and remanded the case for further proceedings. On March 16, 2023, the Court of Common Pleas dismissed the derivative action again and the purported shareholder appealed that dismissal.

Reference is made to Item 3 of Part I of our 2022 Form 10-K for additional discussion of legal proceedings.

ITEM 1A. RISK FACTORS.

Refer to “Item 1A. Risk Factors” in our 2022 Form 10-K for a discussion of our risk factors.

ITEM 6. EXHIBITS.

Refer to the Index of Exhibits, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2023

INDEX OF EXHIBITS

Exhibit Table Item No.	Description of Exhibit	Exhibit Number

3	Articles of Incorporation and By-Laws

(a)

Certificate of Amended Articles of Incorporation of The Goodyear Tire & Rubber Company, dated December 20, 1954, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 6, 1993, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated June 4, 1996, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 18, 2006, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 22, 2009, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated March 30, 2011, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 16, 2015, and Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 19, 2023, together comprising the Company's Articles of Incorporation, as amended.

		3.1

10	Material Contracts

(a)	Outside Directors' Equity Participation Plan, as adopted February 2, 1996 and last amended as of February 28, 2023.	10.1

22	Subsidiary Guarantors of Guaranteed Securities

(a)	List of Subsidiary Guarantors.	22.1

31	Rule 13a-14(a) Certifications

(a)	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.2

32	Section 1350 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.	32.1

101	Interactive Data Files

	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	101.INS

	Inline XBRL Taxonomy Extension Schema Document.	101.SCH

	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	101.CAL

	Inline XBRL Taxonomy Extension Definition Linkbase Document.	101.DEF

	Inline XBRL Taxonomy Extension Label Linkbase Document.	101.LAB

	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	101.PRE

104	Cover Page Interactive Data File

The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	May 5, 2023	By	/s/ MARGARET V. SNYDER

Margaret V. Snyder, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the Principal Accounting Officer of the Registrant.)