Form 10-Q
period 2023-06-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2023-08-03
CIK 42582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at July 31, 2023:	283,477,317

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 5. OTHER INFORMATION
EX-22.1
EX-31.1
EX-31.2
EX-32.1
EX-101.INS INSTANCE DOCUMENT
EX-101.SCH SCHEMA DOCUMENT
EX-101.CAL CALCULATION LINKBASE DOCUMENT
EX-101.DEF DEFINITION LINKBASE DOCUMENT
EX-101.LAB LABELS LINKBASE DOCUMENT
EX-101.PRE PRESENTATION LINKBASE DOCUMENT
EX-104

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2023	2022	2023	2022
Net Sales (Note 2)	$4,867	$5,212	$9,808	$10,120
Cost of Goods Sold	4,123	4,172	8,316	8,138
Selling, Administrative and General Expense	708	717	1,372	1,405
Rationalizations (Note 3)	72	26	104	37
Interest Expense	138	110	265	214
Other (Income) Expense (Note 4)	36	(65)	61	(60)
Income (Loss) before Income Taxes	(210)	252	(310)	386
United States and Foreign Tax (Benefit) Expense (Note 5)	(2)	82	(3)	120
Net Income (Loss)	(208)	170	(307)	266
Less: Minority Shareholders’ Net Income	—	4	2	4
Goodyear Net Income (Loss)	$(208)	$166	$(309)	$262
Goodyear Net Income (Loss) — Per Share of Common Stock
Basic	$(0.73)	$0.58	$(1.08)	$0.92
Weighted Average Shares Outstanding (Note 6)	285	284	285	284
Diluted	$(0.73)	$0.58	$(1.08)	$0.91
Weighted Average Shares Outstanding (Note 6)	285	286	285	286

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2023	2022	2023	2022
Net Income (Loss)	$(208)	$170	$(307)	$266
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of $1 and $2 in 2023 (($6) and ($6) in 2022)	(4)	(187)	33	(184)
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $6 and $13 in 2023 ($7 and $15 in 2022)	20	24	41	48
Change in net actuarial losses, net of tax of $5 and $3 in 2023 (($2) and $3 in 2022)	13	(2)	11	14
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures, net of tax of $8 and $8 in 2023 ($5 and $5 in 2022)	28	13	28	13
Deferred derivative gains (losses), net of tax of $0 and ($1) in 2023 ($0 and $0 in 2022)	(2)	3	(4)	1
Reclassification adjustment for amounts recognized in income, net of tax of $0 and $0 in 2023 ($0 and $0 in 2022)	—	—	—	(1)
Other Comprehensive Income (Loss)	55	(149)	109	(109)
Comprehensive Income (Loss)	(153)	21	(198)	157
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	(1)	(3)	4	(11)
Goodyear Comprehensive Income (Loss)	$(152)	$24	$(202)	$168

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In millions, except share data)	2023	2022
Assets:
Current Assets:
Cash and Cash Equivalents	$1,049	$1,227
Accounts Receivable, less Allowance — $104 ($112 in 2022)	3,033	2,610
Inventories:
Raw Materials	918	1,191
Work in Process	231	187
Finished Products	3,211	3,193
	4,360	4,571
Prepaid Expenses and Other Current Assets	416	257
Total Current Assets	8,858	8,665
Goodwill	1,018	1,014
Intangible Assets	983	1,004
Deferred Income Taxes (Note 5)	1,517	1,443
Other Assets	1,161	1,035
Operating Lease Right-of-Use Assets	980	976
Property, Plant and Equipment, less Accumulated Depreciation — $11,857 ($11,377 in 2022)	8,297	8,294
Total Assets	$22,814	$22,431

Liabilities:
Current Liabilities:
Accounts Payable — Trade	$4,361	$4,803
Compensation and Benefits (Notes 10 and 11)	611	643
Other Current Liabilities	982	872
Notes Payable and Overdrafts (Note 8)	539	395
Operating Lease Liabilities due Within One Year	203	199
Long Term Debt and Finance Leases due Within One Year (Note 8)	244	228
Total Current Liabilities	6,940	7,140
Operating Lease Liabilities	821	821
Long Term Debt and Finance Leases (Note 8)	8,027	7,267
Compensation and Benefits (Notes 10 and 11)	985	998
Deferred Income Taxes (Note 5)	115	134
Other Long Term Liabilities	653	605
Total Liabilities	17,541	16,965
Commitments and Contingent Liabilities (Note 12)
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 283 million in 2023 and 2022	283	283
Capital Surplus	3,124	3,117
Retained Earnings	5,466	5,775
Accumulated Other Comprehensive Loss (Note 14)	(3,768)	(3,875)
Goodyear Shareholders’ Equity	5,105	5,300
Minority Shareholders’ Equity — Nonredeemable	168	166
Total Shareholders’ Equity	5,273	5,466
Total Liabilities and Shareholders’ Equity	$22,814	$22,431

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(In millions, except share data)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2022
(after deducting 41,391,555 common treasury shares)	282,896,352	$283	$3,117	$5,775	$(3,875)	$5,300	$166	$5,466
Net income (loss)				(101)		(101)	2	(99)
Other comprehensive income (loss)					51	51	3	54
Total Comprehensive Income (Loss)						(50)	5	(45)
Stock-based compensation plans			4			4		4
Common stock issued from treasury	530,949		(1)			(1)		(1)
Balance at March 31, 2023
(after deducting 40,860,606 common treasury shares)	283,427,301	$283	$3,120	$5,674	$(3,824)	$5,253	$171	$5,424
Net income (loss)				(208)		(208)		(208)
Other comprehensive income (loss)					56	56	(1)	55
Total comprehensive income (loss)						(152)	(1)	(153)
Stock-based compensation plans			5			5		5
Dividends declared							(2)	(2)
Common stock issued from treasury	25,016		(1)			(1)		(1)
Balance at June 30, 2023
(after deducting 40,835,590 common treasury shares)	283,452,317	$283	$3,124	$5,466	$(3,768)	$5,105	$168	$5,273

There were no dividends declared or paid during the three and six months ended June 30, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In millions)	2023	2022
Cash Flows from Operating Activities:
Net Income (Loss)	$(307)	$266
Adjustments to Reconcile Net Income (Loss) to Cash Flows from Operating Activities:
Depreciation and Amortization	506	481
Amortization and Write-Off of Debt Issuance Costs	7	8
Provision for Deferred Income Taxes (Note 5)	(108)	42
Net Pension Curtailments and Settlements	36	18
Net Rationalization Charges (Note 3)	104	37
Rationalization Payments	(50)	(59)
Net (Gains) Losses on Asset Sales (Note 4)	(62)	(98)
Operating Lease Expense	148	150
Operating Lease Payments	(139)	(139)
Pension Contributions and Direct Payments	(38)	(33)
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(375)	(1,024)
Inventories	229	(890)
Accounts Payable — Trade	(404)	672
Compensation and Benefits	—	(44)
Other Current Liabilities	104	21
Other Assets and Liabilities	(85)	59
Total Cash Flows from Operating Activities	(434)	(533)
Cash Flows from Investing Activities:
Capital Expenditures	(536)	(511)
Cash Proceeds from Sale and Leaseback Transactions (Note 4)	66	108
Asset Dispositions	3	24
Short Term Securities Acquired	(102)	(41)
Short Term Securities Redeemed	2	44
Notes Receivable	(65)	(24)
Other Transactions	(13)	(3)
Total Cash Flows from Investing Activities	(645)	(403)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	583	723
Short Term Debt and Overdrafts Paid	(439)	(579)
Long Term Debt Incurred	4,758	5,312
Long Term Debt Paid	(4,020)	(4,327)
Common Stock Issued	(2)	(5)
Transactions with Minority Interests in Subsidiaries	(2)	(1)
Debt Related Costs and Other Transactions	(2)	9
Total Cash Flows from Financing Activities	876	1,132
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	4	(33)
Net Change in Cash, Cash Equivalents and Restricted Cash	(199)	163
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	1,311	1,164
Cash, Cash Equivalents and Restricted Cash at End of the Period	$1,112	$1,327
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

Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2023.

Recently Adopted Accounting Standards

Effective January 1, 2023, we adopted an accounting standards update which requires disclosure of the key terms of our material supplier finance programs, including a description of the payment terms and assets pledged as security or other forms of guarantees, if any, provided for the committed payment to the finance provider or intermediary. In addition, the standards update requires disclosure of the related obligations outstanding at each interim reporting period and where those obligations are presented on the balance sheet. The standards update also includes a prospective annual requirement to disclose a rollforward of the amount of the obligations during the annual reporting period. We will include the rollforward disclosure in our Annual Report on Form 10-K for the year ending December 31, 2024, as required.

We have entered into supplier finance programs with several financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers. We agree to pay the financial institutions the stated amount of the confirmed invoices from the designated suppliers on the original maturity dates of the invoices. Invoice payment terms can be up to 120 days based on industry norms for the specific item purchased. We do not pay any fees to the financial institutions for these programs. There are no assets pledged as security or other forms of guarantees associated with these agreements. These agreements allow our suppliers to sell their receivables to the financial institutions at the sole discretion of the suppliers and the financial institutions on terms that are negotiated among them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under the programs. The amounts available under these programs were $921 million and $920 million at June 30, 2023 and December 31, 2022, respectively. The amounts confirmed to the financial institutions were $624 million and $710 million at June 30, 2023 and December 31, 2022, respectively, and are included in Accounts Payable — Trade in our Consolidated Balance Sheets. All activity related to these obligations is presented within operating activities on the Consolidated Statements of Cash Flows.

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

Restricted Cash

The following table provides a reconciliation of Cash, Cash Equivalents and Restricted Cash as reported within the Consolidated Statements of Cash Flows:

	June 30,
(In millions)	2023	2022
Cash and Cash Equivalents	$1,049	$1,248
Restricted Cash	63	79
Total Cash, Cash Equivalents and Restricted Cash	$1,112	$1,327

Restricted Cash primarily represents amounts required to be set aside in relation to accounts receivable factoring programs. The restrictions lapse when cash from factored accounts receivable is remitted to the purchaser of those receivables. At June 30, 2023, restricted cash was recorded in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets. At June 30, 2022, $65 million and $14 million were recorded in Prepaid Expenses and Other Current Assets and Other Assets in the Consolidated Balance Sheets, respectively.

Reclassifications and Adjustments

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.

NOTE 2. NET SALES

The following tables show disaggregated net sales from contracts with customers by major source:

	Three Months Ended June 30, 2023
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$2,434	$1,159	$554	$4,147
Other tire and related sales	211	144	22	377
Retail services and service related sales	173	38	9	220
Chemical sales	116	—	—	116
Other	5	—	2	7
Net Sales by reportable segment	$2,939	$1,341	$587	$4,867

	Three Months Ended June 30, 2022
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$2,626	$1,301	$536	$4,463
Other tire and related sales	194	164	19	377
Retail services and service related sales	166	32	12	210
Chemical sales	154	—	—	154
Other	7	—	1	8
Net Sales by reportable segment	$3,147	$1,497	$568	$5,212

	Six Months Ended June 30, 2023
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$4,812	$2,487	$1,103	$8,402
Other tire and related sales	396	283	43	722
Retail services and service related sales	334	63	19	416
Chemical sales	256	—	—	256
Other	8	—	4	12
Net Sales by reportable segment	$5,806	$2,833	$1,169	$9,808

	Six Months Ended June 30, 2022
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$5,059	$2,576	$1,069	$8,704
Other tire and related sales	365	281	41	687
Retail services and service related sales	306	66	23	395
Chemical sales	319	—	—	319
Other	13	—	2	15
Net Sales by reportable segment	$6,062	$2,923	$1,135	$10,120

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

When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue included in Other Current Liabilities in the Consolidated Balance Sheets totaled $17 million and $19 million at June 30, 2023 and December 31, 2022, respectively. Deferred revenue included in Other Long Term Liabilities in the Consolidated Balance Sheets totaled $13 million and $15 million at June 30, 2023 and December 31, 2022, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.

The following table presents the balance of deferred revenue related to contracts with customers, and changes during the six months ended June 30, 2023:

(In millions)
Balance at December 31, 2022	$34
Revenue deferred during period	86
Revenue recognized during period	(90)
Impact of foreign currency translation	—
Balance at June 30, 2023	$30

NOTE 3. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS

In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce high-cost and excess manufacturing capacity and operating and administrative costs, and, more recently, related to the integration of Cooper Tire.

The following table presents a roll-forward of the liability balance between periods:

	Associate-
(In millions)	Related Costs	Other Costs	Total
Balance at December 31, 2022	$115	$2	$117
2023 Charges	82	28	110
Incurred, net of foreign currency translation of $3 million and $0 million, respectively	(32)	(15)	(47)
Reversed to the Statement of Operations	(6)	—	(6)
Balance at June 30, 2023	$159	$15	$174

During the second quarter of 2023, we approved a plan to permanently reduce production capacity at our Fulda, Germany tire manufacturing facility (“Fulda”) by approximately 50% aligned with our goal to reduce our production cost per tire in Europe, Middle East and Africa (“EMEA”). The proposed plan includes approximately 550 job reductions at Fulda, consisting of 375 associates and 175 contracted positions. The plan remains subject to consultation with relevant employee representative bodies. We expect to substantially complete this rationalization plan by the end of 2024 and estimate total pre-tax charges associated with this action to be between $105 million and $115 million, of which $95 million to $105 million are expected to be cash charges primarily for associate-related and other exit costs, with the remainder representing non-cash charges primarily for accelerated depreciation and other asset-related charges. We accrued $62 million for this plan at June 30, 2023, primarily consisting of cash charges for associate-related exit costs. We expect to record approximately $10 million of pre-tax charges in the second half of 2023 and the majority of the remaining charges in 2024. The majority of the cash outflows associated with this plan are expected to occur in 2024.

During the second quarter of 2023, we also approved a plan to reduce costs associated with our global operations and technology organization, which includes approximately 20 net headcount reductions and is expected to be substantially completed by the end of the first quarter of 2024. Total pre-tax charges are expected to be approximately $6 million, primarily consisting of cash charges for associate-related exit costs, which was accrued at June 30, 2023. Relevant portions of the rationalization plan remain subject to consultation with employee representative bodies.

During the first quarter of 2023, we approved a plan designed to streamline our EMEA distribution network that will result in the eventual closure of our Philippsburg, Germany distribution center. The rationalization plan will lower our operating costs while maintaining or improving the existing service levels to our customers. Relevant portions of the rationalization plan remain subject to consultation with employee representative bodies. We have $17 million accrued for this plan at June 30, 2023, which is expected to be substantially paid during the first half of 2024.

During the first quarter of 2023, we also approved a plan in EMEA to reduce staffing levels and capacity at several manufacturing facilities commensurate with the decline in demand. We have $3 million accrued for this plan at June 30, 2023, which is expected to be substantially paid by the end of 2023.

The remainder of the accrual balance at June 30, 2023 is expected to be substantially utilized in the next 12 months and includes $37 million related to plans to reduce Selling, Administrative and General Expense ("SAG") headcount, $35 million related to the closure of Cooper Tire's Melksham, United Kingdom manufacturing facility ("Melksham"), $5 million related to the closed Amiens, France tire manufacturing facility, $3 million related to the integration of Cooper Tire, and various other plans to reduce headcount and improve operating efficiency.

The following table shows net rationalization charges included in Income (Loss) before Income Taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2023	2022	2023	2022
Current Year Plans
Associate Severance and Other Related Costs	$68	$22	$75	$22
Other Exit Costs	—	—	13	—
Current Year Plans - Net Charges	$68	$22	$88	$22

Prior Year Plans
Associate Severance and Other Related Costs	$(2)	$—	$2	$4
Other Exit Costs	6	4	14	11
Prior Year Plans - Net Charges	$4	$4	$16	$15
Total Net Charges	$72	$26	$104	$37
Asset Write-offs (Recoveries) and Accelerated Depreciation, net	$11	$—	$13	$—

Substantially all of the new charges for the three and six months ended June 30, 2023 and 2022 relate to future cash outflows. Net current year plan charges for the three months ended June 30, 2023 relate to the plan to reduce production capacity at Fulda and the plan to reduce costs associated with our global operations and technology organization. Net current year plan charges for the six months ended June 30, 2023 also include the plan to streamline our EMEA distribution network and the plan to reduce manufacturing staffing levels and capacity in EMEA. Net current year plan charges for the three and six months ended June 30, 2022 are primarily due to the integration of Cooper Tire.

Net prior year plan charges for the three months ended June 30, 2023 include $4 million related to the closure of Melksham, $2 million related to the integration of Cooper Tire, $2 million related to a plan in South Africa, and reversals of $4 million for actions no longer needed for their originally intended purpose. Net prior year plan charges for the six months ended June 30, 2023 include $6 million related to the closure of Melksham, $4 million for various plans to reduce global SAG headcount, $4 million related to the integration of Cooper Tire, $3 million related to the permanent closure of our Gadsden, Alabama tire manufacturing facility ("Gadsden"), $2 million related to discontinued operations in Russia, and reversals of $6 million for actions no longer needed for their originally intended purpose. Net prior year plan charges for the three and six months ended June 30, 2022 included $4 million and $11 million, respectively, related to the permanent closure of Gadsden, $1 million and $6 million, respectively, related to the modernization of two of our tire manufacturing facilities in Germany, and reversals of $1 million and $2 million, respectively, for actions no longer needed for their originally intended purpose.

Asset write-offs (recoveries) and accelerated depreciation for the three months ended June 30, 2023 primarily relate to $7 million for the integration of Cooper Tire and $4 million for the closure of Melksham. Asset write-offs (recoveries) and accelerated depreciation for the six months ended June 30, 2023 primarily relate to $15 million for the integration of Cooper Tire and $8 million for the closure of Melksham, partially offset by $10 million of recoveries of previously written-off accounts receivable and other assets in Russia.

Ongoing rationalization plans had approximately $960 million in charges incurred prior to 2023 and approximately $60 million is expected to be incurred in future periods.

Approximately 700 associates will be released under plans initiated in 2023, of which approximately 50 were released through June 30, 2023. In the first six months of 2023, approximately 500 associates were released under plans initiated in prior years. Approximately 1,150 associates remain to be released under all ongoing rationalization plans.

NOTE 4. OTHER (INCOME) EXPENSE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2023	2022	2023	2022
Non-service related pension and other postretirement benefits cost	$64	$29	$93	$42
Financing fees and financial instruments expense	17	10	29	17
Net foreign currency exchange (gains) losses	29	(1)	41	1
General and product liability expense - discontinued products	1	2	3	3
Royalty income	(11)	(6)	(18)	(17)
Net (gains) losses on asset sales	(60)	(95)	(62)	(98)
Interest income	(18)	(6)	(34)	(11)
Miscellaneous (income) expense	14	2	9	3
	$36	$(65)	$61	$(60)

Non-service related pension and other postretirement benefits cost consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost, as well as curtailments and settlements which are not related to rationalization plans. Pension expense for the three and six months ended June 30, 2023 includes the impact of higher interest rates as well as pension settlement charges of $36 million related to the termination of the Cooper Tire U.S. Salaried and Ireland defined benefit pension plans. Pension expense for the three and six months ended June 30, 2022 includes pension settlement charges of $18 million as a result of lump sum payments exceeding annual service and interest cost of the applicable plans. For further information, refer to Note to the Consolidated Financial Statements No. 10, Pension, Savings and Other Postretirement Benefit Plans.

Net foreign currency exchange losses for the three and six months ended June 30, 2023 include $17 million and $19 million, respectively, related to the Turkish lira and $11 million and $19 million, respectively, related to the Argentine peso.

Net gains on asset sales for the three and six months ended June 30, 2023 include a $59 million gain related to a sale and leaseback transaction for a warehouse in Americas. Cash proceeds, which were received during the second quarter of 2023, related to this transaction totaled $66 million. Leaseback terms for this location include a 5-year initial term with one 5-year renewal option. We have determined it is not probable that we will exercise the renewal option. This transaction resulted in the recognition of Operating Lease Right-of-Use Assets totaling $24 million. Net gains on asset sales for the three and six months ended June 30, 2022 include a $95 million gain related to a sale and leaseback transaction for certain consumer and commercial retail locations in Americas. Cash proceeds, which were received during the second quarter of 2022, related to this transaction totaled $108 million.

Interest income for the three and six months ended June 30, 2023 includes interest income in Argentina of $10 million and $18 million, respectively.

Miscellaneous (income) expense for the three and six months ended June 30, 2023 includes non-indemnified costs for product liability claims related to products manufactured by a formerly consolidated joint venture entity totaling $4 million and $15 million, respectively, and a $10 million loss related to the sale of a receivable in Argentina. Miscellaneous (income) expense for the six months ended June 30, 2023 also includes $11 million of income related to a favorable court decision setting aside a previous unfavorable verdict on intellectual property-related legal claims and $5 million of income related to the write-off of accumulated foreign currency translation in Russia.

Other (Income) Expense also includes financing fees and financial instruments expense, which consists of commitment fees and charges incurred in connection with financing transactions; general and product liability expense - discontinued products, which consists of charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries; and royalty income.

NOTE 5. INCOME TAXES

For the second quarter of 2023, we recorded an income tax benefit of $2 million on a loss before income taxes of $210 million. For the first six months of 2023, we recorded an income tax benefit of $3 million on a loss before income taxes of $310 million. Income tax benefit for the three and six months ended June 30, 2023 includes net discrete tax expense of $2 million and $3 million, respectively.

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

We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for both the three and six months ended June 30, 2023 and three and six months ended June 30, 2022 primarily relates to losses in foreign jurisdictions in which no tax benefits are recorded and the discrete items noted above.

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

At June 30, 2023 and December 31, 2022, we had approximately $1.2 billion and $1.1 billion of U.S. federal, state and local net deferred tax assets, respectively, inclusive of valuation allowances totaling $26 million in each period primarily for state tax loss carryforwards with limited lives. Approximately $800 million of these U.S. net deferred tax assets have unlimited lives and approximately $400 million have limited lives and expire between 2023 and 2042.

At June 30, 2023 and December 31, 2022, our U.S. net deferred tax assets described above include approximately $240 million and $230 million, respectively, of foreign tax credits with limited lives. Our earnings and forecasts of future profitability, taking into consideration recent trends, along with three significant sources of foreign income, provide us sufficient positive evidence that we will be able to utilize these net foreign tax credits which expire through 2032. Our sources of foreign income are (1) 100% of our domestic profitability can be re-characterized as foreign source income under current U.S. tax law to the extent domestic losses have offset foreign source income in prior years, (2) annual net foreign source income, exclusive of dividends, primarily from royalties, and (3) tax planning strategies, including accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, and other financing transactions, all of which would increase our domestic profitability.

We consider our current forecasts of future profitability in assessing our ability to realize our deferred tax assets, including our foreign tax credits. These forecasts include the impact of recent trends, including various macroeconomic factors such as the impact of higher raw material, transportation, labor and energy costs, on our profitability, as well as the impact of tax planning strategies. These macroeconomic factors possess a high degree of volatility and can significantly impact our profitability. As such, there is a risk that future earnings will not be sufficient to fully utilize our U.S. net deferred tax assets, including our foreign tax credits. However, we believe our forecasts of future profitability along with the three significant sources of foreign income described above provide us sufficient positive, objectively verifiable evidence to conclude that it is more likely than not that, at June 30, 2023, our U.S. net deferred tax assets, including our foreign tax credits, will be fully utilized.

At June 30, 2023 and December 31, 2022, we also had approximately $1.3 billion and $1.2 billion of foreign net deferred tax assets, respectively, and related valuation allowances of approximately $1.1 billion and $1.0 billion, respectively. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of $940 million on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances having a significant impact on our financial position or results of operations will exist within the next twelve months.

For the six months ended June 30, 2023, changes to our unrecognized tax benefits did not, and for the full year of 2023 are not expected to, have a significant impact on our financial position or results of operations.

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

Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2023	2022	2023	2022
Earnings (loss) per share — basic:
Goodyear net income (loss)	$(208)	$166	$(309)	$262
Weighted average shares outstanding	285	284	285	284
Earnings (loss) per common share — basic	$(0.73)	$0.58	$(1.08)	$0.92

Earnings (loss) per share — diluted:
Goodyear net income (loss)	$(208)	$166	$(309)	$262
Weighted average shares outstanding	285	284	285	284
Dilutive effect of stock options and other dilutive securities	—	2	—	2
Weighted average shares outstanding — diluted	285	286	285	286
Earnings (loss) per common share — diluted	$(0.73)	$0.58	$(1.08)	$0.91

Weighted average shares outstanding — diluted for the three and six months ended June 30, 2023 excludes the dilutive effect of approximately 2 million shares and 1 million shares, respectively, related primarily to options with exercise prices less than the average market price of our common shares (i.e., "in-the-money" options) and unvested restricted stock units, as their inclusion would have been anti-dilutive due to the Goodyear net loss. Additionally, weighted average shares outstanding — diluted for both the three and six months ended June 30, 2023 and the three and six months ended June 30, 2022 excludes approximately 2 million equivalent shares related to options with exercise prices greater than the average market price of our common shares (i.e., "underwater" options).

NOTE 7. BUSINESS SEGMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2023	2022	2023	2022
Sales:
Americas	$2,939	$3,147	$5,806	$6,062
Europe, Middle East and Africa	1,341	1,497	2,833	2,923
Asia Pacific	587	568	1,169	1,135
Net Sales	$4,867	$5,212	$9,808	$10,120
Segment Operating Income:
Americas	$103	$293	$182	$509
Europe, Middle East and Africa	(19)	52	(11)	111
Asia Pacific	40	19	78	47
Total Segment Operating Income	$124	$364	$249	$667
Less:
Rationalizations (Note 3)	$72	$26	$104	$37
Interest expense	138	110	265	214
Other (income) expense (Note 4)	36	(65)	61	(60)
Asset write-offs (recoveries) and accelerated depreciation, net (Note 3)	11	—	13	—
Corporate incentive compensation plans	21	21	41	40
Retained expenses of divested operations	4	4	8	7
Other(1)	52	16	67	43
Income (Loss) before Income Taxes	$(210)	$252	$(310)	$386

(1)
Other for the three and six months ended June 30, 2023 includes $14 million related to the insurance deductible for the severe weather event in Tupelo, Mississippi.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2023	2022	2023	2022
Rationalizations:
Americas	$3	$11	$8	$18
Europe, Middle East and Africa	64	9	88	14
Asia Pacific	—	1	3	—
Total Segment Rationalizations	$67	$21	$99	$32
Corporate	5	5	5	5
Total Rationalizations	$72	$26	$104	$37

Net (Gains) Losses on Asset Sales:
Americas	$(60)	$(95)	$(62)	$(98)
Total Segment Net (Gains) Losses on Asset Sales	$(60)	$(95)	$(62)	$(98)

Asset Write-offs (Recoveries) and Accelerated Depreciation, net:
Americas	$7	$—	$15	$—
Europe, Middle East and Africa	4	—	(2)	—
Total Segment Asset Write-offs (Recoveries) and Accelerated Depreciation, net	$11	$—	$13	$—

NOTE 8. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

At June 30, 2023, we had total credit arrangements of $11,809 million, of which $3,133 million were unused. At that date, approximately 29% of our debt was at variable interest rates averaging 6.45%.

Notes Payable and Overdrafts, Long Term Debt and Finance Leases due Within One Year and Short Term Financing Arrangements

At June 30, 2023, we had short term committed and uncommitted credit arrangements totaling $861 million, of which $284 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.

The following table presents amounts due within one year:

	June 30,	December 31,
(In millions)	2023	2022
Chinese credit facilities	$15	$26
Other foreign and domestic debt	524	369
Notes Payable and Overdrafts	$539	$395
Weighted average interest rate	6.15%	5.75%

Chinese credit facilities	$88	$136
Other foreign and domestic debt (including finance leases)	156	92
Long Term Debt and Finance Leases due Within One Year	$244	$228
Weighted average interest rate	4.19%	3.88%
Total obligations due within one year	$783	$623

Long Term Debt and Finance Leases and Financing Arrangements

At June 30, 2023, we had long term credit arrangements totaling $10,948 million, of which $2,849 million were unused.

The following table presents long term debt and finance leases, net of unamortized discounts, and interest rates:

	June 30, 2023		December 31, 2022
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
9.5% due 2025	$801		$802
5% due 2026	900		900
4.875% due 2027	700		700
7.625% due 2027	129		131
7% due 2028	150		150
2.75% Euro Notes due 2028	436		427
5% due 2029	850		850
5.25% due April 2031	550		550
5.25% due July 2031	600		600
5.625% due 2033	450		450
Credit Facilities:
First lien revolving credit facility due 2026	665	6.47%	—	—
European revolving credit facility due 2028	512	4.79%	374	3.39%
Pan-European accounts receivable facility	238	5.34%	267	3.77%
Mexican credit facility	200	7.14%	200	6.29%
Chinese credit facilities	230	3.97%	235	4.23%
Other foreign and domestic debt(1)	647	7.33%	650	6.58%
	8,058		7,286
Unamortized deferred financing fees	(41)		(46)
	8,017		7,240
Finance lease obligations(2)	254		255
	8,271		7,495
Less portion due within one year	(244)		(228)
	$8,027		$7,267

(1)
Interest rates are weighted average interest rates primarily related to various foreign credit facilities with customary terms and conditions.
(2)
Includes no non-cash financing additions during the six months ended June 30, 2023, and $20 million of non-cash financing additions during the twelve months ended December 31, 2022.

NOTES

At June 30, 2023, we had $5,566 million of outstanding notes, compared to $5,560 million at December 31, 2022.

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

Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks in an amount not to exceed $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion. As of June 30, 2023, our borrowing base was above the facility's stated amount of $2.75 billion.

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

At June 30, 2023, we had $665 million of borrowings and $3 million of letters of credit issued under the revolving credit facility. At December 31, 2022, we had no borrowings and $3 million of letters of credit issued under the revolving credit facility.

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

At June 30, 2023, there were $196 million (€180 million) of borrowings outstanding under the German tranche, $316 million (€290 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility. At December 31, 2022, there were no borrowings outstanding under the German tranche, $374 million (€350 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility.

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

At June 30, 2023, the amounts available and utilized under this program totaled $238 million (€218 million). At December 31, 2022, the amounts available and utilized under this program totaled $267 million (€250 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

For a description of the collateral securing the credit facilities described above as well as the covenants applicable to them, refer to Note to the Consolidated Financial Statements No. 16, Financing Arrangements and Derivative Financial Instruments, in our 2022 Form 10-K.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At June 30, 2023, the gross amount of receivables sold was $683 million, compared to $744 million at December 31, 2022.

Other Foreign Credit Facilities

A Mexican subsidiary and a U.S. subsidiary have a revolving credit facility in Mexico. At June 30, 2023 and December 31, 2022, the amounts available and utilized under this facility were $200 million. The facility ultimately matures on November 22, 2024, has covenants relating to the Mexican and U.S. subsidiaries, and has customary representations and warranties and defaults relating to the Mexican and U.S. subsidiaries’ ability to perform their respective obligations under the facility.

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

The following table presents the total amounts available and utilized under the Chinese financing arrangements:

	June 30,	December 31,
(In millions)	2023	2022
Total available	$819	$852
Amounts utilized:
Notes Payable and Overdrafts	$15	$26
Long Term Debt due Within One Year	88	136
Long Term Debt	142	99
Letters of credit, bank acceptances and other utilization	64	75
Total utilized	$309	$336

Maturities	8/23-8/25	1/23-8/25

Certain of these facilities can only be used to finance the expansion of one of our manufacturing facilities in China and, at June 30, 2023, the unused amount available under these facilities was $60 million, compared to $63 million at December 31, 2022.

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

The following table presents the fair values for foreign currency hedge contracts that do not meet the criteria to be accounted for as cash flow hedging instruments:

	June 30,	December 31,
(In millions)	2023	2022
Fair Values — Current asset (liability):
Accounts receivable	$10	$4
Other current liabilities	(20)	(10)

At June 30, 2023 and December 31, 2022, these outstanding foreign currency derivatives had notional amounts of $1,365 million and $1,197 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction gains on derivatives of $6 million and $4 million for the three and six months ended June 30, 2023. Other (Income) Expense included net transaction gains on derivatives of $24 million and $34 million for the three and six months ended June 30, 2022, respectively. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.

The following table presents fair values for foreign currency hedge contracts that meet the criteria to be accounted for as cash flow hedging instruments:

	June 30,	December 31,
(In millions)	2023	2022
Fair Values — Current asset (liability):
Accounts receivable	$1	$1
Other current liabilities	(6)	(3)

At June 30, 2023 and December 31, 2022, these outstanding foreign currency derivatives had notional amounts of $75 million and $71 million, respectively, and primarily related to U.S. dollar denominated intercompany transactions. Based on our current forecasts, we believe that it is probable that the underlying hedge transactions will occur within an appropriate time frame in order to continue to qualify for cash flow hedge accounting treatment.

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

The following table presents the classification of changes in fair values of foreign currency contracts that meet the criteria to be accounted for as cash flow hedging instruments (before tax and minority):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2023	2022	2023	2022
Amount of gains (losses) deferred to Accumulated Other Comprehensive Loss ("AOCL")	$(2)	$3	$(4)	$1
Reclassification adjustment for amounts recognized in Cost of Goods Sold ("CGS")	—	—	—	(1)

The estimated net amount of deferred losses at June 30, 2023 that are expected to be reclassified to earnings within the next twelve months is $4 million.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheets at June 30, 2023 and December 31, 2022:

	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2023	2022	2023	2022	2023	2022	2023	2022
Assets:
Investments	$23	$8	$23	$8	$—	$—	$—	$—
Foreign Exchange Contracts	11	5	—	—	11	5	—	—
Total Assets at Fair Value	$34	$13	$23	$8	$11	$5	$—	$—

Liabilities:
Foreign Exchange Contracts	$26	$13	$—	$—	$26	$13	$—	$—
Total Liabilities at Fair Value	$26	$13	$—	$—	$26	$13	$—	$—

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding finance leases, at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
(In millions)	2023	2022
Fixed Rate Debt:(1)
Carrying amount — liability	$5,768	$5,766
Fair value — liability	5,395	5,198

Variable Rate Debt:(1)
Carrying amount — liability	$2,249	$1,474
Fair value — liability	2,191	1,437
(1)
Excludes Notes Payable and Overdrafts of $539 million and $395 million at June 30, 2023 and December 31, 2022, respectively, of which $190 million and $217 million, respectively, are at fixed rates and $349 million and $178 million, respectively, are at variable rates. The carrying value of Notes Payable and Overdrafts approximates fair value due to the short term nature of the facilities.

Long term debt with fair values of $5,151 million and $4,946 million at June 30, 2023 and December 31, 2022, respectively, were estimated using quoted Level 1 market prices. The carrying value of the remaining debt was based upon internal estimates of fair value derived from market prices for similar debt.

NOTE 10. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS

We provide employees with defined benefit pension or defined contribution savings plans.

Defined benefit pension cost follows:

	U.S.		U.S.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2023	2022	2023	2022
Service cost	$2	$4	$4	$7
Interest cost	52	29	101	60
Expected return on plan assets	(60)	(53)	(118)	(105)
Amortization of net losses	24	25	49	51
Net periodic pension cost	$18	$5	$36	$13
Net curtailments/settlements/termination benefits	33	18	33	18
Total defined benefit pension cost	$51	$23	$69	$31

	Non-U.S.		Non-U.S.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2023	2022	2023	2022
Service cost	$4	$6	$9	$12
Interest cost	27	16	54	32
Expected return on plan assets	(23)	(17)	(46)	(35)
Amortization of prior service cost	1	1	1	1
Amortization of net losses	4	5	9	11
Net periodic pension cost	$13	$11	$27	$21
Net curtailments/settlements/termination benefits	3	—	3	—
Total defined benefit pension cost	$16	$11	$30	$21

Service cost is recorded in CGS or SAG. Other components of net periodic pension cost are recorded in Other (Income) Expense. Net curtailments, settlements and termination benefits, if any, are recorded in Other (Income) Expense or Rationalizations if related to a rationalization plan.

During the second quarter of 2023, we settled all plan benefits of the Cooper Tire U.S. Salaried defined benefit pension plan, with lump sum payments to electing participants and the purchase of a group annuity contract. After settlement, we currently estimate that excess plan assets of approximately $18 million will be used to fund future obligations associated with our U.S. Salaried defined contribution savings plan. During the second quarter of 2023, we also settled all plan benefits of the Ireland defined benefit pension plan. In the second quarter and first six months of 2023, pension settlement charges of $36 million were recorded in Other (Income) Expense in conjunction with the termination of these plans.

In the second quarter and first six months of 2022, pension settlement charges of $18 million were recorded in Other (Income) Expense. The settlement charges resulted from total lump sum payments exceeding annual service and interest cost of the applicable plans.

Effective May 1, 2023, our Canadian salaried pension plan was frozen to future accruals for participants who met defined age and service criteria, and replaced with employer contributions to a defined contribution savings plan.

We also provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Other postretirement benefits expense for the three months ended June 30, 2023 and 2022 was $2 million and $4 million, respectively, and for the six months ended June 30, 2023 and 2022 was $4 million and $8 million, respectively.

We expect to contribute $25 million to $50 million to our funded non-U.S. pension plans in 2023. For the three and six months ended June 30, 2023, we contributed $11 million and $22 million, respectively, to our non-U.S. plans.

The expense recognized for our contributions to defined contribution savings plans for the three months ended June 30, 2023 and 2022 was $32 million and $31 million, respectively, and for the six months ended June 30, 2023 and 2022 was $67 million and $66 million, respectively.

NOTE 11. STOCK COMPENSATION PLANS

Our Board of Directors granted 1.1 million restricted stock units and 0.4 million performance share units during the six months ended June 30, 2023 under our stock compensation plans. We measure the fair value of grants of restricted stock units and performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $11.25 for restricted stock units and $11.48 for performance share units granted during the six months ended June 30, 2023.

We recognized stock-based compensation expense of $11 million and $16 million during the three and six months ended June 30, 2023, respectively. At June 30, 2023, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $25 million and is expected to be recognized over the remaining vesting period of the respective grants, through the first quarter of 2026. We recognized stock-based compensation expense of $8 million and $13 million during the three and six months ended June 30, 2022, respectively.

NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters

We have recorded liabilities totaling $79 million and $80 million at June 30, 2023 and December 31, 2022, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $23 million and $20 million were included in Other Current Liabilities at June 30, 2023 and December 31, 2022, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.

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

Workers’ Compensation

We have recorded liabilities, on a discounted basis, totaling $188 million and $187 million for anticipated costs related to workers’ compensation at June 30, 2023 and December 31, 2022, respectively. Of these amounts, $33 million and $37 million were included in Current Liabilities as part of Compensation and Benefits at June 30, 2023 and December 31, 2022, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At June 30, 2023 and December 31, 2022, the liability was discounted using a risk-free rate of return. At June 30, 2023, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $25 million.

General and Product Liability and Other Litigation

We have recorded liabilities for both asserted and unasserted claims totaling $442 million and $412 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at June 30, 2023 and December 31, 2022, respectively. Of these amounts, $49 million and $39 million were included in Other Current Liabilities at June 30, 2023 and December 31, 2022, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at June 30, 2023, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.

We have recorded an indemnification asset within Accounts Receivable of $1 million and within Other Assets of $20 million for Sumitomo Rubber Industries, Ltd.'s ("SRI") obligation to indemnify us for certain product liability claims related to products manufactured by a formerly consolidated joint venture entity, subject to certain caps and restrictions.

Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and federal courts. To date, we have disposed of approximately 158,200 claims by defending, obtaining the dismissal thereof, or entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $578 million through June 30, 2023 and $570 million through December 31, 2022.

A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by settlement or dismissal in large numbers, the amount and timing of filings, settlements and dismissals and the number of open claims during a particular period can fluctuate significantly.

	Six Months Ended	Year Ended
(Dollars in millions)	June 30, 2023	December 31, 2022
Pending claims, beginning of period	37,200	38,200
New claims filed	400	900
Claims settled/dismissed	(600)	(1,900)
Pending claims, end of period	37,000	37,200
Payments(1)	$9	$16
(1)
Represents cash payments made during the period by us and our insurers for asbestos litigation defense and claim resolution.

We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $124 million and $125 million at June 30, 2023 and December 31, 2022, respectively. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future may result in an increase in the recorded obligation, and that increase could be significant.

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

We recorded an insurance receivable related to asbestos claims of $69 million and $70 million at June 30, 2023 and December 31, 2022, respectively. We expect that approximately 55% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $11 million was included in Current Assets as part of Accounts Receivable at both June 30, 2023 and December 31, 2022. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.

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

Binding Commitments and Guarantees

We have off-balance sheet financial guarantees and other commitments totaling $32 million at both June 30, 2023 and December 31, 2022. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. We generally do not require collateral in connection with the issuance of these guarantees.

In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of $46 million to an insurance company related to SRI's obligation to pay certain outstanding workers' compensation claims of a formerly consolidated joint venture entity. As of June 30, 2023, this guarantee amount has been reduced to $17 million. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to continue to decrease over time as the formerly consolidated joint venture entity pays its outstanding claims.

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

We have an agreement to provide a revolving loan commitment to TireHub of up to $100 million. At June 30, 2023 and December 31, 2022, $82 million and $17 million was drawn on this commitment, respectively.

NOTE 13. CAPITAL STOCK

Common Stock Repurchases

We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During the first six months of 2023, we did not repurchase any shares from employees.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present changes in AOCL, by component, for the six months ended June 30, 2023 and 2022, after tax and minority interest.

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) from Securities	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2022	$(1,663)	$1	$(2,215)	$2	$(3,875)
Other comprehensive income (loss) before reclassifications	31	—	11	(4)	38
Amounts reclassified from accumulated other comprehensive loss	—	—	69	—	69
Balance at June 30, 2023	$(1,632)	$1	$(2,135)	$(2)	$(3,768)

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2021	$(1,402)	$(2,565)	$4	$(3,963)
Other comprehensive income (loss) before reclassifications	(169)	14	1	(154)
Amounts reclassified from accumulated other comprehensive loss	—	61	(1)	60
Balance at June 30, 2022	$(1,571)	$(2,490)	$4	$(4,057)

The following table presents reclassifications out of AOCL:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(In millions) (Income) Expense	Amount Reclassified		Amount Reclassified		Affected Line Item in the Consolidated
Component of AOCL	from AOCL		from AOCL		Statements of Operations
Amortization of prior service cost and unrecognized gains and losses	$26	$31	$54	$63	Other (Income) Expense
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures	36	18	36	18	Other (Income) Expense / Rationalizations
Unrecognized net actuarial losses and prior service costs, before tax	62	49	90	81
Tax effect	(14)	(12)	(21)	(20)	United States and Foreign Taxes
Net of tax	$48	$37	$69	$61	Goodyear Net Income (Loss)

Deferred derivative (gains) losses, before tax	$—	$—	$—	$(1)	Cost of Goods Sold
Tax effect	—	—	—	—	United States and Foreign Taxes
Net of tax	$—	$—	$—	$(1)	Goodyear Net Income (Loss)
Total reclassifications	$48	$37	$69	$60	Goodyear Net Income (Loss)

The following table presents the details of comprehensive income (loss) attributable to minority shareholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2023	2022	2023	2022
Net Income (Loss) Attributable to Minority Shareholders	$—	$4	$2	$4
Other Comprehensive Income (Loss):
Foreign currency translation	(1)	(7)	2	(15)
Comprehensive Income (Loss) Attributable to Minority Shareholders	$(1)	$(3)	$4	$(11)

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

On May 31, 2023, we approved a plan to permanently reduce production capacity at our Fulda, Germany tire manufacturing facility (“Fulda”) by approximately 50% aligned with our goal to reduce our production cost per tire in EMEA. The proposed plan includes approximately 550 job reductions at Fulda, consisting of 375 associates and 175 contracted positions. The plan remains subject to consultation with relevant employee representative bodies. We expect to substantially complete this rationalization plan by the end of 2024 and estimate total pre-tax charges associated with this action to be between $105 million and $115 million, of which $95 million to $105 million are expected to be cash charges primarily for associate-related and other exit costs, with the remainder representing non-cash charges primarily for accelerated depreciation and other asset-related charges. We accrued $62 million for this plan at June 30, 2023, primarily consisting of cash charges for associate-related exit costs. We expect to record approximately $10 million of pre-tax charges in the second half of 2023 and the majority of the remaining charges in 2024. The majority of the cash outflows associated with this plan are expected to occur in 2024.

Results of Operations

During the second quarter and first six months of 2023, our operating results reflected a difficult macroeconomic environment, including the impact of the ongoing effects of inflation and increases in interest rates on the global economy. These conditions and uncertainties about the future have affected demand for our products globally, particularly with respect to consumer and commercial replacement in Americas and EMEA. We saw improvement in demand from our OE customers, which continue to recover from supply constraints that have reduced their production. However, demand from our OE customers remains lower than what we experienced before the COVID-19 pandemic. In China, consumer demand continued to recover throughout the second quarter and first six months of 2023 following an increase in the spread of COVID-19 during the fourth quarter of 2022. Our other global businesses have largely recovered from the direct impacts of the COVID-19 pandemic.

Supply chain disruptions and other factors have led to continuing inflationary cost pressures on our results, including higher costs for certain raw materials, higher transportation costs and higher energy costs. Energy costs continue to be more pronounced in Europe driven by the indirect impacts of the conflict in Ukraine. We also continue to experience increased labor-related costs and manufacturing inefficiencies associated with the ongoing tight labor supply, particularly in the U.S. Price and product mix continues to offset the increase in raw material costs as well as a majority of other inflationary costs affecting our results.

In addition, on April 1, 2023, a severe storm in the U.S. significantly damaged and caused the temporary shut-down of our tire manufacturing facility and adjacent warehouse in Tupelo, Mississippi (“Tupelo”). The damage to Tupelo was significant; however, we were able to restart production earlier than expected and ramp-up during the second quarter of 2023. We neared full production by the end of July. We maintain third-party insurance coverage for property damage, repair expenses and business interruption, subject to a $15 million deductible which was reached in the second quarter of 2023. We estimate the negative impact of the Tupelo storm on sales in Americas for both the three and six months ended June 30, 2023 was $77 million. We estimate that the negative impact on our earnings for both the three and six months ended June 30, 2023 was $64 million ($52 million after-tax and minority) ($50 million impact on Americas segment operating income and $14 million of corporate other expense for an insurance deductible). While we expect to be reimbursed for a significant portion of our business interruption impacts by our third-party insurance coverage, consistent with past practice, we will record a receivable related to business interruption once the claim is substantially complete.

During the second quarter and first six months of 2023, in order to address softening industry demand and prevent the buildup of excess inventory, we reduced production at many of our tire manufacturing facilities, resulting in a reduction of 3.9 million units and 7.6 million units, respectively (excluding in each case the impact of the Tupelo storm), compared to production in the second quarter and first six months of 2022, primarily in Americas and EMEA. Decisions to change production levels in the future will be based on an evaluation of market demand signals and inventory and supply levels, as well as the availability of sufficient qualified labor.

Our results for the second quarter of 2023 include a 10.7% decrease in tire unit shipments compared to 2022, primarily due to lower replacement tire volume in EMEA and Americas. In the second quarter of 2023, we incurred approximately $153 million of additional costs related to inflation and other cost pressures, primarily higher transportation and energy costs.

Net sales in the second quarter of 2023 were $4,867 million, compared to $5,212 million in the second quarter of 2022. Net sales decreased in the second quarter of 2023 primarily due to lower tire volume, primarily in EMEA and Americas, unfavorable foreign currency translation, driven by the strengthening of the U.S. dollar, and the negative impact of the Tupelo storm on sales. These decreases were partially offset by global improvements in price and product mix.

In the second quarter of 2023, Goodyear net loss was $208 million, or $0.73 per share, compared to Goodyear net income of $166 million, or $0.58 per share, in the second quarter of 2022. The change in Goodyear net income (loss) was primarily due to lower segment operating income, an increase in Other Expense, higher rationalization charges and higher interest expense. These decreases were partially offset by lower U.S. and Foreign Tax Expense driven by the pre-tax loss.

Total segment operating income for the second quarter of 2023 was $124 million, compared to $364 million in the second quarter of 2022. The $240 million decrease was primarily due to increased conversion costs of $188 million driven by inflation, the effect of decreased tire production on fixed cost absorption and higher energy costs, lower tire volume of $94 million, primarily in EMEA and Americas, a $50 million negative impact due to the Tupelo storm, higher transportation and imported tire costs of $27 million, and unfavorable foreign currency translation of $14 million driven by the strengthening of the U.S. dollar. These decreases were partially offset by global improvements in price and product mix of $219 million, which more than offset higher raw material costs of $98 million. Refer to “Results of Operations — Segment Information” for additional information.

Net sales in the first six months of 2023 were $9,808 million, compared to $10,120 million in the first six months of 2022. Net sales decreased in 2023 primarily due to lower tire volume, primarily in Americas and EMEA, unfavorable foreign currency translation, driven by the strengthening of the U.S. dollar, and the negative impact of the Tupelo storm on sales. These decreases were partially offset by global improvements in price and product mix and higher sales in other tire-related businesses, driven by growth in EMEA’s Fleet Solutions, higher global aviation sales and higher retail sales in Americas, partially offset by a decrease in third-party chemical sales in Americas.

In the first six months of 2023, Goodyear net loss was $309 million, or $1.08 per share, compared to Goodyear net income of $262 million, or $0.91 per share, in the first six months of 2022. The change in Goodyear net income (loss) was primarily due to lower segment operating income, an increase in Other Expense, higher rationalization charges and higher interest expense. These decreases were partially offset by lower U.S. and Foreign Tax Expense driven by the pre-tax loss.

Total segment operating income for the first six months of 2023 was $249 million, compared to $667 million in the first six months of 2022. The $418 million decrease was primarily due to increased conversion costs of $357 million driven by inflation, the effect of decreased tire production on fixed cost absorption and higher energy costs, lower tire volume of $167 million, primarily in Americas and EMEA, higher transportation and imported tire costs of $112 million, a $50 million negative impact due to the Tupelo storm, and unfavorable foreign currency translation of $21 million driven by the strengthening of the U.S. dollar. These decreases were partially offset by global improvements in price and product mix of $637 million, which more than offset higher raw material costs of $402 million, and lower research and development costs of $19 million. Refer to "Results of Operations — Segment Information" for additional information.

Liquidity

At June 30, 2023, we had $1,049 million of cash and cash equivalents as well as $3,133 million of unused availability under our various credit agreements, compared to $1,227 million and $4,035 million, respectively, at December 31, 2022. The decrease in cash and cash equivalents of $178 million was primarily due to net cash used for operating activities of $434 million, capital expenditures of $536 million, short-term securities acquired of $102 million, and loans to TireHub, LLC ("TireHub") of $65 million, partially offset by net borrowings of $882 million and cash proceeds from the sale and leaseback transaction in Americas of $66 million. Net cash used for operating activities reflects cash used for working capital of $550 million and the Company's net loss for the period of $307 million, which includes non-cash charges for depreciation and amortization of $506 million. Refer to "Liquidity and Capital Resources" for additional information.

Outlook

Looking ahead to the third quarter of 2023, we expect that our industry will continue to face uncertain macroeconomic conditions as a result of the ongoing effects of inflation, which have led to higher interest rates in the U.S. and Europe. While we expect improving year-over-year sales volume trends in the second half given the relatively low sales volume we experienced in the second half of 2022, replacement demand will continue to be impacted negatively through at least the third quarter by tire dealer and distributor channel destocking and weak industry conditions in many of our markets. We expect our replacement tire volume will be lower by approximately 3% to 4% when compared to the third quarter of 2022. We expect our OE tire volume will be approximately the same as the third quarter of 2022.

We expect our raw material costs to be lower by approximately $125 million in the third quarter of 2023 compared to the third quarter of 2022, including the impact of the stronger U.S. dollar and higher transportation and supplier costs. We anticipate price and product mix, when netted with the lower raw material costs, will be a benefit of approximately $100 million in the third quarter of 2023. Natural and synthetic rubber prices and other commodity prices historically have been volatile, and our raw material costs could change based on future cost fluctuations and changes in foreign exchange rates. We continue to focus on price and product mix, to substitute lower cost materials where possible, to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials to minimize the impact of higher raw material costs.

Additionally, we expect inflationary cost pressures to persist in the second half of the year, particularly with respect to transportation, labor and energy costs. We expect the negative impact on segment operating income from non-raw material inflation in the third quarter of 2023 will be approximately $80 million compared with the third quarter of 2022, net of manufacturing cost savings or inefficiencies.

We continue to focus on actions to offset costs other than raw materials through cost savings initiatives, including rationalization actions, further pricing actions and improvements in product mix. We also anticipate our third quarter 2023 results will be negatively impacted by lower production volume of 3.9 million units during the second quarter of 2023, excluding Tupelo, when compared with the second quarter of 2022. Similarly, we plan to reduce our production levels in the third quarter of 2023, which will negatively impact our fourth quarter of 2023 results by approximately $15 million.

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

RESULTS OF OPERATIONS

CONSOLIDATED

Three Months Ended June 30, 2023 and 2022

Net sales in the second quarter of 2023 were $4,867 million, decreasing $345 million, or 6.6%, from $5,212 million in the second quarter of 2022. Goodyear net loss was $208 million, or $0.73 per share, in the second quarter of 2023, compared to Goodyear net income of $166 million, or $0.58 per share, in the second quarter of 2022.

Net sales decreased in the second quarter of 2023 primarily due to lower tire volume of $386 million, representing lower tire volume in EMEA and Americas, partially offset by higher tire volume in Asia Pacific, unfavorable foreign currency translation of $98 million, driven by the strengthening of the U.S. dollar, and the unfavorable impact of the Tupelo storm of $77 million. These decreases were partially offset by global improvements in price and product mix of $224 million.

Worldwide tire unit sales in the second quarter of 2023 were 40.8 million units, decreasing 4.8 million units, or 10.7%, from 45.6 million units in the second quarter of 2022. Replacement tire volume decreased 5.4 million units, or 15.1%, driven by lower tire volume in EMEA and Americas that was partially offset by tire volume growth in Asia Pacific. OE tire volume increased by 0.6 million units, or 5.4%, driven by EMEA and Asia Pacific, reflecting the impact of new consumer fitments and continued recovery in OE production.

CGS in the second quarter of 2023 was $4,123 million, decreasing $49 million, or 1.2%, from $4,172 million in the second quarter of 2022. CGS decreased primarily due to lower tire volume of $292 million, primarily in EMEA and Americas, foreign currency translation of $72 million, driven by the strengthening of the U.S. dollar, and lower research and development costs of $14 million. These decreases were partially offset by increased conversion costs of $188 million driven by inflation, the effect of decreased tire production on fixed cost absorption and higher energy costs, higher raw material costs of $98 million, higher transportation and imported tire costs of $27 million, $12 million ($10 million after-tax and minority) of accelerated depreciation and asset write-offs, primarily related to the integration of Cooper Tire & Rubber Company ("Cooper Tire") and the closure of Cooper Tire's Melksham, United Kingdom tire manufacturing facility ("Melksham"), and higher costs related to product mix of $5 million, primarily in Americas. CGS in the second quarter of 2023 included a $5 million ($4 million after-tax and minority) benefit related to the reversal of a portion of the estimated cleanup costs associated with the permanent closure of our Gadsden, Alabama tire manufacturing facility (“Gadsden”).

CGS in the second quarter of 2023 and 2022 included pension expense of $4 million and $6 million, respectively. CGS was 84.7% of sales in the second quarter of 2023, compared to 80.0% in the second quarter of 2022.

Selling, Administrative and General Expense ("SAG") in the second quarter of 2023 was $708 million, decreasing $9 million, or 1.3%, from $717 million in the second quarter of 2022. SAG decreased primarily due to lower advertising costs of $14 million and foreign currency translation of $12 million, driven by the strengthening of the U.S. dollar. These decreases were partially offset by the impact of inflation.

SAG in the second quarter of 2023 and 2022 included pension expense of $2 million and $4 million, respectively. SAG in the second quarter of 2023 included $12 million of incremental savings from rationalization plans, compared to $1 million in 2022. SAG was 14.5% of sales in the second quarter of 2023, compared to 13.8% in the second quarter of 2022.

We recorded net rationalization charges of $72 million ($58 million after-tax and minority) in the second quarter of 2023 and $26 million ($20 million after-tax and minority) in the second quarter of 2022. Net rationalization charges in the second quarter of 2023 primarily related to the proposed plan to reduce production capacity at Fulda and the plan to reduce global operations and technology costs. Net rationalization charges in the second quarter of 2022 primarily related to a plan to reduce duplicative global SAG headcount and close redundant warehouse locations in Americas as part of the integration of Cooper Tire. For further information, refer to Note to the Consolidated Financial Statements No. 3, Costs Associated with Rationalization Programs.

Interest expense in the second quarter of 2023 was $138 million, increasing $28 million, or 25.5%, from $110 million in the second quarter of 2022. The average interest rate was 6.19% in the second quarter of 2023 compared to 5.25% in the second quarter of 2022. The average debt balance was $8,911 million in the second quarter of 2023 compared to $8,387 million in the second quarter of 2022.

Other (Income) Expense in the second quarter of 2023 was $36 million of expense, compared to $65 million of income in the second quarter of 2022. The change in Other (Income) Expense was primarily due to net gains on asset and other sales in 2023 of $51 million ($37 million after-tax and minority), primarily related to the sale and leaseback transaction of a warehouse in Americas, compared to a gain of $95 million ($71 million after-tax and minority) in 2022, primarily related to the sale and leaseback transaction of certain consumer and commercial retail locations in Americas, a $30 million net increase in foreign currency exchange losses driven by the weakening of the Turkish lira and Argentine peso, pension settlement charges of $36 million ($28 million after-tax and minority) in 2023 compared to pension settlement charges of $18 million ($13 million after-tax and minority) in 2022, and $4 million ($2 million after-tax and minority) of expense in 2023 for non-indemnified costs for product liability claims related to products manufactured by a formerly consolidated joint venture entity.

For the second quarter of 2023, we recorded an income tax benefit of $2 million on a loss before income taxes of $210 million. Income tax benefit for the three months ended June 30, 2023 was unfavorably impacted by net discrete tax expense of $2 million ($2 million after minority interest).

In the second quarter of 2022, we recorded income tax expense of $82 million on income before income taxes of $252 million. Income tax expense for the three months ended June 30, 2022 includes net discrete tax expense of $14 million ($14 million after minority interest), primarily related to the write off of deferred tax assets for tax loss carryforwards in the UK.

Minority shareholders’ net income in the second quarter of 2023 was breakeven, compared to $4 million in the second quarter of 2022.

Six Months Ended June 30, 2023 and 2022

Net sales in the first six months of 2023 were $9,808 million, decreasing $312 million, or 3.1%, from $10,120 million in the first six months of 2022. Goodyear net loss was $309 million, or $1.08 per share, in the first six months of 2023, compared to Goodyear net income of $262 million, or $0.91 per share, in the first six months of 2022.

Net sales decreased in the first six months of 2023 primarily due to lower tire volume of $693 million, representing lower tire volume in Americas and EMEA, partially offset by higher tire volume in Asia Pacific, unfavorable foreign currency translation of $264 million, driven by the strengthening of the U.S. dollar, and the unfavorable impact of the Tupelo storm of $77 million. These decreases were partially offset by global improvements in price and product mix of $701 million and higher sales in other tire-related businesses of $18 million, primarily driven by growth in EMEA’s Fleet Solutions, higher global aviation sales and increased retail sales in Americas, partially offset by a decrease in third-party chemical sales in Americas.

Worldwide tire unit sales in the first six months of 2023 were 82.6 million units, decreasing 8.0 million units, or 8.9%, from 90.6 million units in the first six months of 2022. Replacement tire volume decreased globally by 9.4 million units, or 13.2%, driven by reduced industry demand. OE tire volume increased globally by 1.4 million units, or 6.8%, reflecting the impact of new consumer fitments and continued recovery in OE production.

CGS in the first six months of 2023 was $8,316 million, increasing $178 million, or 2.2%, from $8,138 million in the first six months of 2022. CGS increased primarily due to higher raw material costs of $402 million, increased conversion costs of $357 million driven by inflation, the effect of decreased tire production on fixed cost absorption and higher energy costs, higher transportation and imported tire costs of $112 million, higher costs related to product mix of $64 million, primarily in EMEA and Americas, and $23 million ($20 million after-tax and minority) of accelerated depreciation and asset write-offs, primarily related to the integration of Cooper Tire and the closure of Melksham. These increases were partially offset by lower tire volume of $526 million, foreign currency translation of $213 million, driven by the strengthening of the U.S. dollar, and lower research and development costs of $21 million. CGS in the first six months of 2023 was favorably impacted by a $5 million ($4 million after-tax and minority) reversal of a portion of the estimated cleanup costs associated with the permanent closure of Gadsden and a successful legal claim of $3 million ($3 million after-tax and minority) related to a 2005 warehouse fire in Spain.

CGS in the first six months of 2023 and 2022 included pension expense of $8 million and $11 million, respectively. CGS was 84.8% of sales in the first six months of 2023, compared to 80.4% in the first six months of 2022.

SAG in the first six months of 2023 was $1,372 million, decreasing $33 million, or 2.3%, from $1,405 million in the first six months of 2022. SAG decreased primarily due to foreign currency translation of $30 million driven by the strengthening of the U.S. dollar, lower advertising costs of $18 million, recoveries of previously written-off accounts receivable and other assets in Russia of $10 million ($10 million after-tax and minority) and lower legal reserves of $8 million. These decreases were partially offset by the impact of inflation.

SAG in the first six months of 2023 and 2022 included pension expense of $5 million and $8 million, respectively. SAG in the first six months of 2023 included $22 million of incremental savings from rationalization plans, compared to $2 million in 2022. SAG was 14.0% of sales in the first six months of 2023, compared to 13.9% in the first six months of 2022.

We recorded net rationalization charges of $104 million ($84 million after-tax and minority) in the first six months of 2023 and $37 million ($29 million after-tax and minority) in the first six months of 2022. Net rationalization charges in the first six months of 2023 primarily related to the proposed plan to reduce production capacity at Fulda, the plan to streamline our EMEA distribution network and the plan to reduce global operations and technology costs. Net rationalization charges in the first six months of 2022 primarily related to the plan to reduce duplicative global SAG headcount and close redundant warehouse locations in Americas as part of the integration of Cooper Tire. For further information, refer to Note to the Consolidated Financial Statements No. 3, Costs Associated with Rationalization Programs.

Interest expense in the first six months of 2023 was $265 million, increasing $51 million, or 23.8%, from $214 million in the first six months of 2022. The average interest rate was 6.11% in the first six months of 2023 compared to 5.26% in the first six months of 2022. The average debt balance was $8,681 million in the first six months of 2023 compared to $8,135 million in the first six months of 2022.

Other (Income) Expense in the first six months of 2023 was $61 million of expense, compared to $60 million of income in the first six months of 2022. The change in Other (Income) Expense was primarily due to an increase in non-service related pension and other postretirement benefits cost of $51 million due to higher interest rates and pension settlement charges of $36 million ($28 after-tax and minority) in 2023 compared to pension settlement charges of $18 million ($13 million after-tax and minority) in 2022. Additionally, the change in Other (Income) Expense reflects net gains on asset and other sales in 2023 of $52 million ($37 million after-tax and minority), primarily related to the sale and leaseback transaction of a warehouse in Americas, compared to a gain of $98 million ($75 million after-tax and minority) in 2022, primarily related to the sale and leaseback transaction of certain consumer and commercial retail locations in Americas, a $40 million net increase in foreign currency exchange losses driven by the weakening of the Turkish lira and Argentine peso, and $15 million ($11 million after-tax and minority) of expense for non-indemnified costs for product liability claims related to products manufactured by a formerly consolidated joint venture entity. These increases were partially offset by an increase in interest income of $23 million in Argentina, $11 million ($8 million after-tax and minority) of income related to a favorable court decision setting aside a previous unfavorable verdict on intellectual property-related legal claims, and $5 million ($5 million after-tax and minority) of income related to the write-off of accumulated foreign currency translation in Russia.

For the first six months of 2023, we recorded an income tax benefit of $3 million on a loss before income taxes of $310 million. Income tax benefit for the six months ended June 30, 2023 was unfavorably impacted by net discrete tax expense of $3 million ($2 million after minority interest).

In the first six months of 2022, we recorded income tax expense of $120 million on income before income taxes of $386 million. Income tax expense for the six months ended June 30, 2022 includes net discrete tax expense of $18 million ($18 million after minority interest), including charges of $14 million to write off deferred tax assets related to tax loss carryforwards in the UK and $11 million to establish a full valuation allowance on our net deferred tax assets in Russia, partially offset by a net benefit of $7 million for various other items.

We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for both the six months ended June 30, 2023 and 2022 primarily relates to losses in foreign jurisdictions in which no tax benefits are recorded and the discrete items noted above.

For 2023, we do not anticipate that the 15% corporate alternative minimum tax ("CAMT") under the Inflation Reduction Act of 2022 will apply to us due to the significant pandemic-driven losses we incurred in 2020. As allowed, we elected to not consider the estimated impact of potential future CAMT obligations for purposes of assessing valuation allowances on our deferred tax assets.

At June 30, 2023 and December 31, 2022, we had approximately $1.2 billion and $1.1 billion of U.S. federal, state and local net deferred tax assets, respectively, inclusive of valuation allowances totaling $26 million in each period primarily for state tax loss carryforwards with limited lives. Approximately $800 million of these U.S. net deferred tax assets have unlimited lives and approximately $400 million have limited lives and expire between 2023 and 2042.

At June 30, 2023 and December 31, 2022, our U.S. net deferred tax assets described above include approximately $240 million and $230 million, respectively, of foreign tax credits with limited lives. Our earnings and forecasts of future profitability, taking into consideration recent trends, along with three significant sources of foreign income, provide us sufficient positive evidence that we will be able to utilize these net foreign tax credits which expire through 2032. Our sources of foreign income are (1) 100% of our domestic profitability can be re-characterized as foreign source income under current U.S. tax law to the extent domestic losses have offset foreign source income in prior years, (2) annual net foreign source income, exclusive of dividends, primarily from royalties, and (3) tax planning strategies, including accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, and other financing transactions, all of which would increase our domestic profitability.

We consider our current forecasts of future profitability in assessing our ability to realize our deferred tax assets, including our foreign tax credits. These forecasts include the impact of recent trends, including various macroeconomic factors such as the impact of higher raw material, transportation, labor and energy costs, on our profitability, as well as the impact of tax planning strategies. These macroeconomic factors possess a high degree of volatility and can significantly impact our profitability. As such, there is a risk that future earnings will not be sufficient to fully utilize our U.S. net deferred tax assets, including our foreign tax credits. However, we believe our forecasts of future profitability along with the three significant sources of foreign income described above provide us sufficient positive, objectively verifiable evidence to conclude that it is more likely than not that, at June 30, 2023, our U.S. net deferred tax assets, including our foreign tax credits, will be fully utilized.

At June 30, 2023 and December 31, 2022, we also had approximately $1.3 billion and $1.2 billion of foreign net deferred tax assets, respectively, and related valuation allowances of approximately $1.1 billion and $1.0 billion, respectively. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of $940 million on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances having a significant impact on our financial position or results of operations will exist within the next twelve months.

For further information regarding income taxes and the realizability of our deferred tax assets, including our foreign tax credits, refer to Note to the Consolidated Financial Statements No. 5, Income Taxes.

Minority shareholders’ net income in the first six months of 2023 was $2 million, compared to $4 million in the first six months of 2022.

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

Total segment operating income for the second quarter of 2023 was $124 million, a decrease of $240 million, or 65.9%, from $364 million in the second quarter of 2022. Total segment operating margin in the second quarter of 2023 was 2.5%, compared to 7.0% in the second quarter of 2022. Total segment operating income for the first six months of 2023 was $249 million, a decrease of $418 million, or 62.7%, from $667 million in the first six months of 2022. Total segment operating margin in the first six months of 2023 was 2.5%, compared to 6.6% in the first six months of 2022.

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

Americas

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2023	2022	Change	Percent Change	2023	2022	Change	Percent Change
Tire Units	20.8	23.3	(2.5)	(10.9)%	41.3	45.5	(4.2)	(9.3)%
Net Sales	$2,939	$3,147	$(208)	(6.6)%	$5,806	$6,062	$(256)	(4.2)%
Operating Income	103	293	(190)	(64.8)%	182	509	(327)	(64.2)%
Operating Margin	3.5%	9.3%			3.1%	8.4%

Three Months Ended June 30, 2023 and 2022

Americas unit sales in the second quarter of 2023 decreased 2.5 million units, or 10.9%, to 20.8 million units. Replacement tire volume decreased 2.5 million units, or 12.8%, primarily due to a decrease in our consumer business, driven by reduced industry demand and the impact of a severe storm at our Tupelo facility. OE tire volume was flat compared to the second quarter of 2022.

Net sales in the second quarter of 2023 were $2,939 million, decreasing $208 million, or 6.6%, from $3,147 million in the second quarter of 2022. The decrease in net sales was primarily due to lower tire volume of $175 million, the unfavorable impact of the Tupelo storm of $77 million, unfavorable foreign currency translation of $18 million, primarily related to weakening of the Brazilian real and Canadian dollar, partially offset by strengthening of the Mexican peso, and decreased sales in other tire-related businesses of $17 million, primarily due to lower third-party chemical sales, partially offset by higher aviation and retail sales. These decreases were partially offset by improvements in price and product mix of $79 million, driven by price increases.

Operating income in the second quarter of 2023 was $103 million, decreasing $190 million, or 64.8%, from $293 million in the second quarter of 2022. The decrease in operating income was due to higher conversion costs of $103 million, driven by the effect of decreased tire production on fixed cost absorption and inflation, $50 million as a result of the Tupelo storm, lower tire volume of $43 million, and higher transportation and imported tire costs of $13 million. These decreases were partially offset by improvements in price and product mix of $27 million, which more than offset higher raw material costs of $23 million, higher earnings in other tire-related businesses of $13 million, primarily due to higher aviation sales, and lower SAG of $9 million. Operating income for 2023 includes incremental SAG savings from rationalization plans of $7 million.

Operating income in the second quarter of 2023 excluded accelerated depreciation and asset write-offs of $7 million, net rationalization charges of $3 million and net gains on asset sales of $60 million, primarily related to the sale and leaseback transaction for a warehouse in the United States. Operating income in the second quarter of 2022 excluded net rationalization charges of $11 million and net gains on asset sales of $95 million, primarily related to the sale and leaseback transaction for certain consumer and commercial retail locations in the United States.

Six Months Ended June 30, 2023 and 2022

Americas unit sales in the first six months of 2023 decreased 4.2 million units, or 9.3%, to 41.3 million units. Replacement tire volume decreased 4.3 million units, or 11.4%, primarily due to a decrease in our consumer business, driven by reduced industry demand and the impact of the severe weather event at our Tupelo facility. OE tire volume increased 0.1 million units, or 1.9%.

Net sales in the first six months of 2023 were $5,806 million, decreasing $256 million, or 4.2%, from $6,062 million in the first six months of 2022. The decrease in net sales was primarily due to lower tire volume of $358 million, the unfavorable impact of the Tupelo storm of $77 million, and unfavorable foreign currency translation of $17 million, primarily related to weakening of the Canadian dollar and Brazilian real, partially offset by strengthening of the Mexican peso. These decreases were partially offset by improvements in price and product mix of $208 million, driven by price increases.

Operating income in the first six months of 2023 was $182 million, decreasing $327 million, or 64.2%, from $509 million in the first six months of 2022. The decrease in operating income was due to higher conversion costs of $192 million, driven by the effect of decreased tire production on fixed cost absorption and inflation, lower tire volume of $87 million, higher transportation and imported tire costs of $84 million, and $50 million as a result of the Tupelo storm. These decreases were partially offset by improvements in price and product mix of $176 million, which more than offset higher raw material costs of $129 million, lower SAG of $13 million, and higher earnings in other tire-related businesses of $11 million, primarily driven by higher aviation sales. Operating income for 2023 includes incremental SAG savings from rationalization plans of $14 million.

Operating income in the first six months of 2023 excluded accelerated depreciation and asset write-offs of $15 million, net rationalization charges of $8 million and net gains on asset sales of $62 million, primarily related to the warehouse sale and leaseback transaction. Operating income in the first six months of 2022 excluded net rationalization charges of $18 million and net gains on asset sales of $98 million, primarily related to the retail sale and leaseback transaction.

Europe, Middle East and Africa

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2023	2022	Change	Percent Change	2023	2022	Change	Percent Change
Tire Units	11.8	14.5	(2.7)	(19.1)%	25.0	29.0	(4.0)	(14.1)%
Net Sales	$1,341	$1,497	$(156)	(10.4)%	$2,833	$2,923	$(90)	(3.1)%
Operating Income (Loss)	(19)	52	(71)	(136.5)%	(11)	111	(122)	(109.9)%
Operating Margin	(1.4)%	3.5%			(0.4)%	3.8%

Three Months Ended June 30, 2023 and 2022

EMEA unit sales in the second quarter of 2023 decreased 2.7 million units, or 19.1%, to 11.8 million units. Replacement tire volume decreased 3.0 million units, or 26.7%, primarily in our consumer business, reflecting the impacts of continued industry declines. OE tire volume increased 0.3 million units, or 9.2%, reflecting continued recovery in OE production.

Net sales in the second quarter of 2023 were $1,341 million, decreasing $156 million, or 10.4%, from $1,497 million in the second quarter of 2022. The decrease in net sales was primarily due to lower tire volume of $243 million and unfavorable foreign currency translation of $45 million, driven by a weaker Turkish lira, South African rand and British pound, partially offset by a stronger euro. These decreases were partially offset by improvements in price and product mix of $127 million, driven by price increases.

Operating loss in the second quarter of 2023 was $19 million, decreasing $71 million, from operating income of $52 million in the second quarter of 2022. The change in operating income (loss) was primarily due to higher conversion costs of $79 million, driven by higher energy costs, inflation and the effect of decreased tire production on fixed cost absorption, lower tire volume of $56 million, higher transportation costs of $12 million, unfavorable foreign currency translation of $8 million, and lower earnings in other tire-related businesses of $6 million, primarily due to lower motorcycle tire sales. These decreases were partially offset by improvements in price and product mix of $152 million, which more than offset higher raw material costs of $57 million. SAG for the second quarter of 2023 includes incremental savings from rationalization plans of $4 million.

Operating loss in the second quarter of 2023 excluded net rationalization charges of $64 million and accelerated depreciation of $4 million. Operating income in the second quarter of 2022 excluded net rationalization charges of $9 million.

Six Months Ended June 30, 2023 and 2022

EMEA unit sales in the first six months of 2023 decreased 4.0 million units, or 14.1%, to 25.0 million units. Replacement tire volume decreased 4.9 million units, or 21.4%, primarily in our consumer business, reflecting the impacts of continued industry declines. OE tire volume increased 0.9 million units, or 13.9%, reflecting continued recovery in OE production.

Net sales in the first six months of 2023 were $2,833 million, decreasing $90 million, or 3.1%, from $2,923 million in the first six months of 2022. The decrease in net sales was primarily due to lower tire volume of $355 million, unfavorable foreign currency translation of $173 million, driven by a weaker Turkish lira, euro, South African rand and British pound. These decreases were partially offset by improvements in price and product mix of $410 million, driven by price increases, and higher sales in other tire-related businesses of $27 million, primarily due to growth in Fleet Solutions and higher aviation sales, partially offset by a decrease in retail sales.

Operating loss in the first six months of 2023 was $11 million, decreasing $122 million, from operating income of $111 million in the first six months of 2022. The change in operating income (loss) was primarily due to higher conversion costs of $157 million, driven by higher energy costs, inflation and the effect of decreased tire production on fixed cost absorption, lower tire volume of $82 million, higher transportation costs of $27 million and higher SAG of $15 million, primarily due to inflation. These decreases were partially offset by improvements in price and product mix of $375 million, which more than offset higher raw material costs of $220 million, and lower research and development costs of $7 million. SAG for the first six months of 2023 includes incremental savings from rationalization plans of $8 million.

Operating loss in the first six months of 2023 excluded net rationalization charges of $88 million, recoveries of previously written-off accounts receivable and other assets of $10 million in Russia and accelerated depreciation of $8 million. Operating income in the first six months of 2022 excluded net rationalization charges of $14 million.

Asia Pacific

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2023	2022	Change	Percent Change	2023	2022	Change	Percent Change
Tire Units	8.2	7.8	0.4	5.8%	16.3	16.1	0.2	1.7%
Net Sales	$587	$568	$19	3.3%	$1,169	$1,135	$34	3.0%
Operating Income	40	19	21	110.5%	78	47	31	66.0%
Operating Margin	6.8%	3.3%			6.7%	4.1%

Three Months Ended June 30, 2023 and 2022

Asia Pacific unit sales in the second quarter of 2023 increased 0.4 million units, or 5.8%, to 8.2 million units. Replacement tire volume increased 0.1 million units, or 3.6%, primarily in our consumer business, driven by industry recovery in China, partially offset by decreased demand in most of our other markets. OE tire volume increased 0.3 million units, or 9.2%, driven by new consumer fitments.

Net sales in the second quarter of 2023 were $587 million, increasing $19 million, or 3.3%, from $568 million in the second quarter of 2022. Net sales increased primarily due to higher tire volume of $32 million, improvements in price and product mix of $18 million, driven by price increases, and higher sales in other tire-related businesses of $4 million, primarily due to higher aviation sales. These increases were partially offset by unfavorable foreign currency translation of $35 million, primarily related to the strengthening of the U.S. dollar.

Operating income in the second quarter of 2023 was $40 million, increasing $21 million, or 110.5%, from $19 million in the second quarter of 2022. The increase in operating income was primarily due to improvements in price and product mix of $40 million, which more than offset higher raw material costs of $18 million, and higher tire volume of $5 million. These increases were partially offset by higher conversion costs of $6 million.

Operating income in the second quarter of 2022 excluded net rationalization charges of $1 million.

Six Months Ended June 30, 2023 and 2022

Asia Pacific unit sales in the first six months of 2023 increased 0.2 million units, or 1.7%, to 16.3 million units. Replacement tire volume decreased 0.2 million units, or 0.9%, driven by decreased demand in most of our markets, partially offset by industry recovery in China. OE tire volume increased 0.4 million units, or 5.8%, driven by new consumer fitments.

Net sales in the first six months of 2023 were $1,169 million, increasing $34 million, or 3.0%, from $1,135 million in the first six months of 2022. Net sales increased primarily due to improvements in price and product mix of $83 million, driven by price increases and favorable product mix reflecting increased customer demand for our 17-inch and above rim size tires, higher tire volume of $20 million, and higher sales in other tire-related businesses of $3 million. These increases were partially offset by unfavorable foreign currency translation of $74 million, primarily related to the strengthening of the U.S. dollar.

Operating income in the first six months of 2023 was $78 million, increasing $31 million, or 66.0%, from $47 million in the first six months of 2022. The increase in operating income was primarily due to improvements in price and product mix of $86 million, which more than offset higher raw material costs of $53 million, and higher tire volume of $2 million. These increases were partially offset by higher conversion costs of $8 million.

Operating income in the first six months of 2023 excluded net rationalization charges of $3 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.

At June 30, 2023, we had $1,049 million in cash and cash equivalents, compared to $1,227 million at December 31, 2022. For the six months ended June 30, 2023, net cash used for operating activities was $434 million, reflecting cash used for working capital of $550 million and the Company's net loss for the period of $307 million, which included non-cash charges for depreciation and amortization of $506 million. Net cash used for investing activities was $645 million, primarily representing capital expenditures of $536 million, short-term securities acquired of $102 million and loans to TireHub of $65 million, partially offset by cash proceeds from the sale and leaseback transaction in Americas of $66 million. Net cash provided by financing activities was $876 million, primarily due to net borrowings.

At June 30, 2023, we had $3,133 million of unused availability under our various credit agreements, compared to $4,035 million at December 31, 2022. The table below presents unused availability under our credit facilities at those dates:

(In millions)	June 30, 2023	December 31, 2022
First lien revolving credit facility	$2,082	$2,747
European revolving credit facility	360	480
Chinese credit facilities	510	516
Other foreign and domestic debt	181	292
	$3,133	$4,035

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

We expect our 2023 full-year cash flow needs to include capital expenditures of approximately $1.0 billion. We also expect interest expense to be approximately $540 million; rationalization payments to be approximately $100 million; income tax payments to be approximately $200 million, excluding one-time items; and contributions to our funded pension plans to be $25 million to $50 million. We expect working capital to be a source of operating cash flows for the full year of 2023 of approximately $100 million.

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

Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, South Africa, Serbia and Argentina, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, South African, Serbian and Argentinian subsidiaries, which are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At June 30, 2023, approximately $950 million of net assets, including approximately $215 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China, South Africa, Serbia and Argentina have not adversely impacted our ability to make transfers out of those countries.

Operating Activities

Net cash used for operating activities was $434 million in the first six months of 2023, compared to net cash used for operating activities of $533 million in the first six months of 2022. The $99 million improvement in net cash used for operating activities was primarily due to a decrease in cash used for working capital of $692 million, partially offset by a change in net income (loss) of $573 million.

The net improvement in cash used for working capital reflects an increase in cash provided by Inventory of $1,119 million and a decrease in cash used for Accounts Receivable of $649 million, partially offset by an increase in cash used for Accounts Payable — Trade of $1,076 million. These changes were driven by the impact of reduced production in the fourth quarter of 2022 and the first six months of 2023 to address softening industry demand and prevent the buildup of excess inventory, as well as the impact of lower sales volume.

Investing Activities

Net cash used by investing activities was $645 million in the first six months of 2023, compared to $403 million in the first six months of 2022. Capital expenditures were $536 million in the first six months of 2023, compared to $511 million in the first six months of 2022. Investing activities in the first six months of 2023 also included cash proceeds from a sale and leaseback transaction of $66 million compared to $108 million of cash proceeds from a sale and leaseback transaction in the first six months of 2022, net loans to TireHub of $65 million in the first six months of 2023 compared to $25 million in the first six months of 2022, and a year-over-year increase of $103 million in net short-term securities acquired and redeemed. Beyond expenditures required to sustain our facilities, capital expenditures in 2023 and 2022 primarily related to the modernization and expansion of tire manufacturing facilities around the world.

Financing Activities

Net cash provided by financing activities was $876 million in the first six months of 2023, compared to net cash provided by financing activities of $1,132 million in the first six months of 2022. Financing activities in the first six months of 2023 included net borrowings of $882 million. Financing activities in the first six months of 2022 included net borrowings of $1,129 million.

Credit Sources

In aggregate, we had total credit arrangements of $11,809 million available at June 30, 2023, of which $3,133 million were unused, compared to $11,806 million available at December 31, 2022, of which $4,035 million were unused. At June 30, 2023, we had long term credit arrangements totaling $10,948 million, of which $2,849 million were unused, compared to $10,925 million and $3,566 million, respectively, at December 31, 2022. At June 30, 2023, we had short term committed and uncommitted credit arrangements totaling $861 million, of which $284 million were unused, compared to $881 million and $469 million, respectively, at December 31, 2022. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.

Outstanding Notes

At June 30, 2023, we had $5,566 million of outstanding notes compared to $5,560 million at December 31, 2022.

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

Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks in an amount not to exceed $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we would be required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of June 30, 2023, our borrowing base was above the facility's stated amount of $2.75 billion.

At June 30, 2023, we had $665 million of borrowings and $3 million of letters of credit issued under the revolving credit facility. At December 31, 2022, we had no borrowings and $3 million of letters of credit issued under the revolving credit facility.

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

At June 30, 2023, there were $196 million (€180 million) of borrowings outstanding under the German tranche, $316 million (€290 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility. At December 31, 2022, there were no borrowings outstanding under the German tranche, $374 million (€350 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility.

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

At June 30, 2023, the amounts available and utilized under this program totaled $238 million (€218 million). At December 31, 2022, the amounts available and utilized under this program totaled $267 million (€250 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At June 30, 2023, the gross amount of receivables sold was $683 million, compared to $744 million at December 31, 2022.

Letters of Credit

At June 30, 2023, we had $212 million in letters of credit issued under bilateral letter of credit agreements and other foreign credit facilities. The majority of these letter of credit agreements are in lieu of security deposits.

Supplier Financing

We have entered into supplier finance programs with several financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers. We agree to pay the financial institutions the stated amount of the confirmed invoices from the designated suppliers on the original maturity dates of the invoices. Invoice payment terms can be up to 120 days based on industry norms for the specific item purchased. We do not pay any fees to the financial institutions for these programs. There are no assets pledged as security or other forms of guarantees associated with these agreements. These agreements allow our suppliers to sell their receivables to the financial institutions at the sole discretion of the suppliers and the financial institutions on terms that are negotiated among them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under the programs. The amount available under these programs was $921 million and $920 million at June 30, 2023 and December 31, 2022, respectively. The amounts confirmed to the financial institutions were $624 million and $710 million at June 30, 2023 and December 31, 2022, respectively, and are included in Accounts Payable — Trade in our Consolidated Balance Sheets. All activity related to these obligations is presented within operating activities on the Consolidated Statements of Cash Flows.

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

We have an additional financial covenant in our first lien revolving credit facility that is currently not applicable. We become subject to that financial covenant when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $275 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for the most recent period of four consecutive fiscal quarters. As of June 30, 2023, our unused availability under this facility of $2,082 million, plus our Available Cash of $137 million, totaled $2,219 million, which is in excess of $275 million.

In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first lien revolving credit facility that are described above and a financial covenant applicable only to GEBV and its subsidiaries. This financial covenant provides that we are not permitted to allow GEBV’s ratio of Consolidated Net GEBV Indebtedness to Consolidated GEBV EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net GEBV Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GEBV and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries, and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net GEBV Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At June 30, 2023, we were in compliance with this financial covenant.

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

At June 30, 2023, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.

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

We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During the first six months of 2023, we did not repurchase any shares from employees.

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

	Summarized Balance Sheets
(In millions)	June 30, 2023	December 31, 2022
Total Current Assets(1)	$5,799	$5,657
Total Non-Current Assets	8,573	8,463

Total Current Liabilities	$2,913	$3,124
Total Non-Current Liabilities	9,173	8,594
(1)
Includes receivables due from Non-Guarantor Subsidiaries of $1,580 million and $1,499 million as of June 30, 2023 and December 31, 2022, respectively.

	Summarized Statements of Operations
(In millions)	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Net Sales	$5,388	$11,909
Cost of Goods Sold	4,709	9,769
Selling, Administrative and General Expense	746	1,511
Rationalizations	13	35
Interest Expense	234	358
Other (Income) Expense	77	(118)
Income (Loss) before Income Taxes(2)	$(391)	$354

Net Income (Loss)	$(340)	$300
Goodyear Net Income (Loss)	$(340)	$300
(2)
Includes income from intercompany transactions with Non-Guarantor Subsidiaries of $290 million for the six months ended June 30, 2023, primarily from royalties, intercompany product sales, dividends and interest, and $577 million for the year ended December 31, 2022, primarily from royalties, dividends, interest and intercompany product sales.

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

Interest Rate Risk

We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At June 30, 2023, approximately 29% of our debt was at variable interest rates averaging 6.45%.

The following table presents information about long term fixed rate debt, excluding finance leases, at June 30, 2023:

(In millions)
Carrying amount — liability	$5,768
Fair value — liability	5,395
Pro forma fair value — liability	5,602

The pro forma information assumes a 100 basis point decrease in market interest rates at June 30, 2023, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.

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

The following table presents net foreign currency contract information at June 30, 2023:

(In millions)
Fair value — asset (liability)	$(15)
Pro forma decrease in fair value	(125)
Contract maturities	7/23-6/24

The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at June 30, 2023, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

Fair values are recognized on the Consolidated Balance Sheet at June 30, 2023 as follows:

(In millions)
Current asset (liability):
Accounts receivable	$11
Other current liabilities	(26)

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

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2023 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Asbestos Litigation

As reported in our Form 10-K for the year ended December 31, 2022, we were one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 37,200 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the first six months of 2023, approximately 400 claims were filed against us and approximately 600 were settled or dismissed. The amounts expended on asbestos defense and claim resolution by us and our insurers during the first six months of 2023 was $9 million. At June 30, 2023, there were approximately 37,000 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. Refer to Note to the Consolidated Financial Statements No. 12, Commitments and Contingent Liabilities, for additional information on asbestos litigation.

Reference is made to Item 3 of Part I of our 2022 Form 10-K and to Item I of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 for additional discussion of legal proceedings.

ITEM 1A. RISK FACTORS.

Refer to “Item 1A. Risk Factors” in our 2022 Form 10-K for a discussion of our risk factors.

ITEM 5. OTHER INFORMATION.

During the quarterly period ended June 30, 2023, none of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS.

Refer to the Index of Exhibits, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2023

INDEX OF EXHIBITS

Exhibit Table Item No.	Description of Exhibit	Exhibit Number

10	Material Contracts

(a)

Cooperation Agreement between The Goodyear Tire & Rubber Company, Elliott Investment Management L.P., Elliott Associates, L.P., and Elliott International, L.P., dated July 25, 2023 (incorporated by reference, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed July 25, 2023, File No. 1-1927).

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

The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	August 3, 2023	By	/s/ MARGARET V. SNYDER

Margaret V. Snyder, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the Principal Accounting Officer of the Registrant.)