Form 10-Q
period 2023-09-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2023-11-07
CIK 42582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at October 31, 2023:	283,548,460

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
EX-101.CAL CALCULATION LINKBASE DOCUMENT
EX-101.DEF DEFINITION LINKBASE DOCUMENT
EX-101.LAB LABELS LINKBASE DOCUMENT
EX-101.PRE PRESENTATION LINKBASE DOCUMENT
EX-104

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2023	2022	2023	2022
Net Sales (Note 2)	$5,142	$5,311	$14,950	$15,431
Cost of Goods Sold	4,171	4,305	12,487	12,443
Selling, Administrative and General Expense	673	696	2,045	2,101
Rationalizations (Note 3)	198	45	302	82
Interest Expense	138	117	403	331
Other (Income) Expense (Note 4)	21	42	82	(18)
Income (Loss) before Income Taxes	(59)	106	(369)	492
United States and Foreign Tax Expense (Note 5)	25	58	22	178
Net Income (Loss)	(84)	48	(391)	314
Less: Minority Shareholders’ Net Income	5	4	7	8
Goodyear Net Income (Loss)	$(89)	$44	$(398)	$306
Goodyear Net Income (Loss) — Per Share of Common Stock
Basic	$(0.31)	$0.16	$(1.40)	$1.08
Weighted Average Shares Outstanding (Note 6)	285	284	285	284
Diluted	$(0.31)	$0.16	$(1.40)	$1.07
Weighted Average Shares Outstanding (Note 6)	285	286	285	286

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2023	2022	2023	2022
Net Income (Loss)	$(84)	$48	$(391)	$314
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of ($2) and $0 in 2023 (($9) and ($15) in 2022)	(46)	(172)	(13)	(356)
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $6 and $19 in 2023 ($8 and $23 in 2022)	20	24	61	72
Change in net actuarial losses, net of tax of ($3) and $0 in 2023 (($1) and $2 in 2022)	(8)	(4)	3	10
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures, net of tax of $1 and $9 in 2023 ($2 and $7 in 2022)	4	8	32	21
Deferred derivative gains (losses), net of tax of $0 and ($1) in 2023 ($0 and $0 in 2022)	—	2	(4)	3
Reclassification adjustment for amounts recognized in income, net of tax of $0 and $0 in 2023 ($0 and $0 in 2022)	1	—	1	(1)
Other Comprehensive Income (Loss)	(29)	(142)	80	(251)
Comprehensive Income (Loss)	(113)	(94)	(311)	63
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	2	(3)	6	(14)
Goodyear Comprehensive Income (Loss)	$(115)	$(91)	$(317)	$77

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In millions, except share data)	2023	2022
Assets:
Current Assets:
Cash and Cash Equivalents	$1,002	$1,227
Accounts Receivable, less Allowance — $104 ($112 in 2022)	3,379	2,610
Inventories:
Raw Materials	822	1,191
Work in Process	223	187
Finished Products	2,919	3,193
	3,964	4,571
Prepaid Expenses and Other Current Assets	332	257
Total Current Assets	8,677	8,665
Goodwill	1,010	1,014
Intangible Assets	975	1,004
Deferred Income Taxes (Note 5)	1,526	1,443
Other Assets	1,136	1,035
Operating Lease Right-of-Use Assets	961	976
Property, Plant and Equipment, less Accumulated Depreciation — $12,146 ($11,377 in 2022)	8,214	8,294
Total Assets	$22,499	$22,431

Liabilities:
Current Liabilities:
Accounts Payable — Trade	$4,110	$4,803
Compensation and Benefits (Notes 10 and 11)	631	643
Other Current Liabilities	1,154	872
Notes Payable and Overdrafts (Note 8)	322	395
Operating Lease Liabilities due Within One Year	200	199
Long Term Debt and Finance Leases due Within One Year (Note 8)	277	228
Total Current Liabilities	6,694	7,140
Operating Lease Liabilities	804	821
Long Term Debt and Finance Leases (Note 8)	8,067	7,267
Compensation and Benefits (Notes 10 and 11)	968	998
Deferred Income Taxes (Note 5)	107	134
Other Long Term Liabilities	698	605
Total Liabilities	17,338	16,965
Commitments and Contingent Liabilities (Note 12)
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 284 million in 2023 (283 million in 2022)	284	283
Capital Surplus	3,126	3,117
Retained Earnings	5,377	5,775
Accumulated Other Comprehensive Loss (Note 14)	(3,794)	(3,875)
Goodyear Shareholders’ Equity	4,993	5,300
Minority Shareholders’ Equity — Nonredeemable	168	166
Total Shareholders’ Equity	5,161	5,466
Total Liabilities and Shareholders’ Equity	$22,499	$22,431

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(In millions, except share data)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2022
(after deducting 41,391,555 common treasury shares)	282,896,352	$283	$3,117	$5,775	$(3,875)	$5,300	$166	$5,466
Net income (loss)				(309)		(309)	2	(307)
Other comprehensive income (loss)					107	107	2	109
Total Comprehensive Income (Loss)						(202)	4	(198)
Stock-based compensation plans			9			9		9
Dividends declared							(2)	(2)
Common stock issued from treasury	555,965		(2)			(2)		(2)
Balance at June 30, 2023
(after deducting 40,835,590 common treasury shares)	283,452,317	$283	$3,124	$5,466	$(3,768)	$5,105	$168	$5,273
Net income (loss)				(89)		(89)	5	(84)
Other comprehensive income (loss)					(26)	(26)	(3)	(29)
Total comprehensive income (loss)						(115)	2	(113)
Stock-based compensation plans			2			2		2
Dividends declared							(2)	(2)
Common stock issued from treasury	93,390	1				1		1
Balance at September 30, 2023
(after deducting 40,742,200 common treasury shares)	283,545,707	$284	$3,126	$5,377	$(3,794)	$4,993	$168	$5,161

There were no dividends declared or paid during the three and nine months ended September 30, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(In millions, except share data)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2021
(after deducting 42,494,684 common treasury shares)	281,793,223	$282	$3,107	$5,573	$(3,963)	$4,999	$185	$5,184
Net income				262		262	4	266
Other comprehensive income (loss)					(94)	(94)	(15)	(109)
Total Comprehensive Income (Loss)						168	(11)	157
Stock-based compensation plans			12			12		12
Dividends declared							(1)	(1)
Common stock issued from treasury	678,010		(5)			(5)		(5)
Balance at June 30, 2022
(after deducting 41,816,674 common treasury shares)	282,471,233	$282	$3,114	$5,835	$(4,057)	$5,174	$173	$5,347
Net income				44		44	4	48
Other comprehensive loss					(135)	(135)	(7)	(142)
Total comprehensive income (loss)						(91)	(3)	(94)
Stock-based compensation plans			4			4		4
Dividends declared							(7)	(7)
Common stock issued from treasury	386,982	1	(1)
Balance at September 30, 2022
(after deducting 41,429,692 common treasury shares)	282,858,215	$283	$3,117	$5,879	$(4,192)	$5,087	$163	$5,250

There were no dividends declared or paid during the three and nine months ended September 30, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2023	2022
Cash Flows from Operating Activities:
Net Income (Loss)	$(391)	$314
Adjustments to Reconcile Net Income (Loss) to Cash Flows from Operating Activities:
Depreciation and Amortization	751	718
Amortization and Write-Off of Debt Issuance Costs	11	11
Provision for Deferred Income Taxes (Note 5)	(138)	42
Net Pension Curtailments and Settlements	40	28
Net Rationalization Charges (Note 3)	302	82
Rationalization Payments	(72)	(72)
Net (Gains) Losses on Asset Sales (Note 4)	(68)	(98)
Operating Lease Expense	224	225
Operating Lease Payments	(207)	(208)
Pension Contributions and Direct Payments	(54)	(45)
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(816)	(1,380)
Inventories	590	(1,453)
Accounts Payable — Trade	(585)	1,053
Compensation and Benefits	45	12
Other Current Liabilities	222	102
Other Assets and Liabilities	(58)	42
Total Cash Flows from Operating Activities	(204)	(627)
Cash Flows from Investing Activities:
Capital Expenditures	(807)	(765)
Cash Proceeds from Sale and Leaseback Transactions (Note 4)	73	108
Asset Dispositions	3	24
Short Term Securities Acquired	(96)	(72)
Short Term Securities Redeemed	88	98
Long Term Securities Acquired	(11)	—
Long Term Securities Redeemed	6	—
Notes Receivable	(61)	(15)
Other Transactions	(13)	(26)
Total Cash Flows from Investing Activities	(818)	(648)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	793	1,183
Short Term Debt and Overdrafts Paid	(863)	(991)
Long Term Debt Incurred	7,321	8,102
Long Term Debt Paid	(6,464)	(6,794)
Common Stock Issued	(2)	(5)
Transactions with Minority Interests in Subsidiaries	(4)	(9)
Debt Related Costs and Other Transactions	(7)	14
Total Cash Flows from Financing Activities	774	1,500
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(5)	(67)
Net Change in Cash, Cash Equivalents and Restricted Cash	(253)	158
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	1,311	1,164
Cash, Cash Equivalents and Restricted Cash at End of the Period	$1,058	$1,322

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

Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2023.

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

We have entered into supplier finance programs with several financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers. We agree to pay the financial institutions the stated amount of the confirmed invoices from the designated suppliers on the original maturity dates of the invoices. Invoice payment terms can be up to 120 days based on industry norms for the specific item purchased. We do not pay any fees to the financial institutions for these programs. There are no assets pledged as security or other forms of guarantees associated with these agreements. These agreements allow our suppliers to sell their receivables to the financial institutions at the sole discretion of the suppliers and the financial institutions on terms that are negotiated among them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under the programs. The amounts available under these programs were $873 million and $920 million at September 30, 2023 and December 31, 2022, respectively. The amounts confirmed to the financial institutions were $598 million and $710 million at September 30, 2023 and December 31, 2022, respectively, and are included in Accounts Payable — Trade in our Consolidated Balance Sheets. All activity related to these obligations is presented within operating activities on the Consolidated Statements of Cash Flows.

On October 9, 2023, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. The standards update was issued in response to the SEC's August 2018 final rule that updated and simplified disclosure requirements that the SEC believed were “redundant, duplicative, overlapping, outdated, or superseded.” The new guidance is intended to align U.S. GAAP requirements with those of the SEC and to facilitate the application of U.S. GAAP for all entities. These amendments do not affect the information that is already included in the audited financial statements of entities subject to the SEC’s current disclosure or presentation requirements. The standards update is effective on the respective dates on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The adoption of this accounting standards update will not have a material impact on our consolidated financial statements.

Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if an indicator of impairment is present. Intangible assets with finite lives are amortized over their useful lives and are reviewed for impairment whenever events or circumstances warrant such review. Goodwill and intangible assets would be written down to fair value if considered impaired. Goodwill and Intangible Assets totaled $1,010 million and $975 million, respectively, at September 30,

2023, compared to $1,014 million and $1,004 million, respectively, at December 31, 2022. At September 30, 2023, the goodwill associated with reporting units in our Americas, Europe, Middle East and Africa (“EMEA”) and Asia Pacific segments was $724 million, $230 million and $56 million, respectively.

In the third quarter, we reduced the near-term and long-term outlook of our EMEA segment based on recent business performance and the industry outlook. As announced in the third quarter, we are reviewing various strategic actions to improve EMEA’s operations, including the approved rationalization and workforce reorganization plan. We viewed these events as triggering events and performed a quantitative analysis of the fair value of the EMEA reporting unit. We determined the estimated fair value for the EMEA reporting unit based on discounted cash flow projections. The most critical assumptions used in the calculation of the fair value of the EMEA reporting unit are the projected revenue, projected operating margin and discount rate. Our forecast of future cash flows is based on our best estimate of projected revenue and projected operating margin, based primarily on pricing, raw material costs, market share, industry outlook, general economic conditions and strategic actions to improve EMEA’s operating margin, as described above. Based on our interim impairment test, EMEA had an estimated fair value that exceeded its carrying value, including goodwill, by approximately 15%.

The fair value of the EMEA reporting unit’s goodwill is sensitive to differences between estimated and actual cash flows, including changes in the projected revenue, projected operating margin and discount rate used to evaluate the fair value of these assets. Although we believe our estimate of fair value is reasonable, the reporting unit’s future financial performance is dependent on our ability to execute our business plan and to successfully implement the aforementioned strategic actions which we expect will improve our long-term operating margin. If a reporting unit’s future financial performance falls below our expectations, there are adverse revisions to significant assumptions, or our market capitalization declines further or does not improve from the strategic actions we are implementing, this could be indicative that the fair values of each of our reporting units has declined below their carrying values, and therefore we may need to record a material, non-cash goodwill impairment charge in a future period.

At September 30, 2023, after evaluating macroeconomic conditions, our market capitalization and our current and future results of operations, we concluded that there were no triggering events and it was not more likely than not that the fair values of our reporting units within our Americas and Asia Pacific segments or indefinite-lived intangible assets were less than their respective carrying values and, therefore, did not have any impairment.

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

Restricted Cash

The following table provides a reconciliation of Cash, Cash Equivalents and Restricted Cash as reported within the Consolidated Statements of Cash Flows:

	September 30,
(In millions)	2023	2022
Cash and Cash Equivalents	$1,002	$1,243
Restricted Cash	56	79
Total Cash, Cash Equivalents and Restricted Cash	$1,058	$1,322

Restricted Cash primarily represents amounts required to be set aside in relation to accounts receivable factoring programs. The restrictions lapse when cash from factored accounts receivable is remitted to the purchaser of those receivables. At September 30, 2023, restricted cash was recorded in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets. At September 30, 2022, $68 million and $11 million were recorded in Prepaid Expenses and Other Current Assets and Other Assets in the Consolidated Balance Sheets, respectively.

Reclassifications and Adjustments

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.

NOTE 2. NET SALES

The following tables show disaggregated net sales from contracts with customers by major source:

	Three Months Ended September 30, 2023
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$2,616	$1,228	$616	$4,460
Other tire and related sales	204	112	20	336
Retail services and service related sales	182	34	10	226
Chemical sales	110	—	—	110
Other	8	—	2	10
Net Sales by reportable segment	$3,120	$1,374	$648	$5,142

	Three Months Ended September 30, 2022
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$2,733	$1,171	$609	$4,513
Other tire and related sales	199	155	26	380
Retail services and service related sales	177	32	13	222
Chemical sales	187	—	—	187
Other	8	—	1	9
Net Sales by reportable segment	$3,304	$1,358	$649	$5,311

	Nine Months Ended September 30, 2023
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$7,428	$3,715	$1,719	$12,862
Other tire and related sales	600	395	63	1,058
Retail services and service related sales	516	97	29	642
Chemical sales	366	—	—	366
Other	16	—	6	22
Net Sales by reportable segment	$8,926	$4,207	$1,817	$14,950

	Nine Months Ended September 30, 2022
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$7,792	$3,747	$1,678	$13,217
Other tire and related sales	564	436	67	1,067
Retail services and service related sales	483	98	36	617
Chemical sales	506	—	—	506
Other	21	—	3	24
Net Sales by reportable segment	$9,366	$4,281	$1,784	$15,431

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

When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue included in Other Current Liabilities in the Consolidated Balance Sheets totaled $20 million and $19 million at September 30, 2023 and December 31, 2022, respectively. Deferred revenue included in Other Long Term Liabilities in the Consolidated Balance Sheets totaled $12 million and $15 million at September 30, 2023 and December 31, 2022, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.

The following table presents the balance of deferred revenue related to contracts with customers, and changes during the nine months ended September 30, 2023:

(In millions)
Balance at December 31, 2022	$34
Revenue deferred during period	148
Revenue recognized during period	(150)
Impact of foreign currency translation	—
Balance at September 30, 2023	$32

NOTE 3. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS

In order to improve our global competitiveness, we have implemented, and are implementing, rationalization actions to reduce high-cost and excess manufacturing capacity and operating and administrative costs, as well as actions related to the integration of Cooper Tire & Rubber Company ("Cooper Tire").

The following table presents a roll-forward of the liability balance between periods:

	Associate-
(In millions)	Related Costs	Other Costs	Total
Balance at December 31, 2022	$115	$2	$117
2023 Charges	269	40	309
Incurred, net of foreign currency translation of ($1) million and $0 million, respectively	(45)	(28)	(73)
Reversed to the Statement of Operations	(7)	—	(7)
Balance at September 30, 2023	$332	$14	$346

During the third quarter of 2023, we approved a rationalization and workforce reorganization plan in EMEA to improve our cost structure. The proposed actions would lead to a reduction of approximately 1,200 positions across multiple countries within EMEA, while also creating approximately 500 new roles principally in our existing shared services organization in Romania, resulting in an overall net reduction of approximately 700 positions. In certain countries, relevant portions of the plan remain subject to consultation with employee representative bodies. We expect these actions will be substantially complete in 2025. The total pre-tax charges associated with the plan are expected to be $210 million to $230 million, substantially all of which are expected to be cash charges primarily for associate-related and other implementation and exit costs. During the third quarter of 2023, we accrued $167 million of pre-tax charges related to this plan, which is expected to be substantially paid through 2024.

During the third quarter of 2023, we approved a plan in Asia Pacific to improve profitability in our Australia and New Zealand operations. The proposed plan will change our operating model to a third-party distribution and retail sales model instead of a company-owned approach. The proposed plan will lead to a reduction of approximately 700 positions, the exit of nine warehouse locations, and the sale or exit of approximately 100 retail and fleet store locations. The plan remains subject to consultation with employee representative bodies. We expect to substantially complete this plan by the end of 2024 and estimate total pre-tax charges associated with this action will be between $55 million and $65 million, of which $40 million to $50 million are expected to be cash charges primarily for associate-related and lease exit costs, with the remainder primarily representing non-cash charges for accelerated depreciation and other asset-related charges. During the third quarter of 2023, we accrued $20 million of pre-tax charges related to this plan, which is expected to be substantially paid through 2024.

During the second quarter of 2023, we approved a plan to permanently reduce production capacity at our Fulda, Germany tire manufacturing facility (“Fulda”) by approximately 50% aligned with our goal to reduce our production cost per tire in EMEA. We have $60 million accrued for this plan at September 30, 2023, which is expected to be substantially paid through 2024. Relevant portions of the rationalization plan remain subject to consultation with employee representative bodies.

During the second quarter of 2023, we also approved a plan to reduce costs associated with our global operations and technology organization. We have $5 million accrued for this plan at September 30, 2023, which is expected to be substantially paid through the first quarter of 2024. Relevant portions of the rationalization plan remain subject to consultation with employee representative bodies.

During the first quarter of 2023, we approved a plan designed to streamline our EMEA distribution network that will result in the eventual closure of our Philippsburg, Germany distribution center. The rationalization plan will lower our operating costs while maintaining or improving the existing service levels to our customers. We have $18 million accrued for this plan at September 30, 2023, which is expected to be substantially paid during the first half of 2024.

During the first quarter of 2023, we also approved a plan in EMEA to reduce staffing levels and capacity at several manufacturing facilities commensurate with the decline in demand. We have $3 million accrued for this plan at September 30, 2023, which is expected to be substantially paid during the first half of 2024.

The remainder of the accrual balance at September 30, 2023 is expected to be substantially utilized in the next 12 months and includes $34 million related to the closure of Cooper Tire's Melksham, United Kingdom manufacturing facility ("Melksham"), $30 million related to plans to reduce Selling, Administrative and General Expense ("SAG") headcount, $5 million related to the closed Amiens, France tire manufacturing facility, $1 million related to the integration of Cooper Tire, and various other plans to reduce headcount and improve operating efficiency.

At September 30, 2023 and December 31, 2022, $237 million and $106 million were recorded in Other Current Liabilities in the Consolidated Balance Sheets, respectively.

The following table shows net rationalization charges included in Income (Loss) before Income Taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2023	2022	2023	2022
Current Year Plans
Associate Severance and Other Related Costs	$187	$39	$262	$61
Other Exit Costs	3	1	16	1
Current Year Plans - Net Charges	$190	$40	$278	$62

Prior Year Plans
Associate Severance and Other Related Costs	$(2)	$—	$—	$4
Other Exit Costs	10	5	24	16
Prior Year Plans - Net Charges	$8	$5	$24	$20
Total Net Charges	$198	$45	$302	$82
Asset Write-offs (Recoveries) and Accelerated Depreciation, net	$8	$6	$21	$6

Substantially all of the new charges for the three and nine months ended September 30, 2023 and 2022 relate to future cash outflows. Net current year plan charges for the three months ended September 30, 2023 primarily relate to the rationalization and workforce reorganization plan in EMEA and the plan to improve profitability in Asia Pacific. Net current year plan charges for the nine months ended September 30, 2023 also include the plan to reduce production capacity at Fulda, the plan to streamline our EMEA distribution network, the plan to reduce costs associated with our global operations and technology organization, and the plan to reduce manufacturing staffing levels and capacity in EMEA. Net current year plan charges for the three and nine months ended September 30, 2022 are related to the closure of Melksham, the integration of Cooper Tire, and a plan to exit retail operations in South Africa.

Net prior year plan charges for the three months ended September 30, 2023 include $3 million related to the closure of Melksham, $3 million related to the integration of Cooper Tire, $1 million related to a plan in South Africa, $1 million related to the permanent closure of our Gadsden, Alabama tire manufacturing facility ("Gadsden"), and reversals of $1 million for actions no longer needed for their originally intended purpose. Net prior year plan charges for the nine months ended September 30, 2023 include $9 million related to the closure of Melksham, $7 million related to the integration of Cooper Tire, $5 million for various plans to reduce global SAG headcount, $4 million related to the permanent closure of Gadsden, $2 million related to discontinued operations in Russia, $1 million related to a plan in South Africa, and reversals of $7 million for actions no longer needed for their originally intended purpose. Net prior year plan charges for the three and nine months ended September 30, 2022 included $4 million and $14 million, respectively, related to the permanent closure of Gadsden, $1 million and $7 million, respectively, related to the modernization of two of our tire manufacturing facilities in Germany, and reversals of $3 million and $5 million, respectively, for actions no longer needed for their originally intended purpose.

Asset write-offs (recoveries) and accelerated depreciation for the three months ended September 30, 2023 primarily relate to $3 million for the integration of Cooper Tire and $3 million for the closure of Melksham. Asset write-offs (recoveries) and accelerated depreciation for the nine months ended September 30, 2023 primarily relate to $18 million for the integration of Cooper Tire and $11 million for the closure of Melksham, partially offset by $10 million of recoveries of previously written-off accounts receivable and other assets in Russia.

Ongoing rationalization plans had approximately $960 million in charges incurred prior to 2023 and approximately $100 million is expected to be incurred in future periods.

Approximately 2,100 associates will be released under plans initiated in 2023, of which approximately 400 were released through September 30, 2023. In the first nine months of 2023, approximately 600 associates were released under plans initiated in prior years. Approximately 2,100 associates remain to be released under all ongoing rationalization plans.

NOTE 4. OTHER (INCOME) EXPENSE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2023	2022	2023	2022
Non-service related pension and other postretirement benefits cost	$28	$23	$121	$65
Financing fees and financial instruments expense	15	11	44	28
Net foreign currency exchange (gains) losses	(3)	8	38	9
Interest income	(21)	(11)	(55)	(22)
General and product liability expense - discontinued products	2	2	5	5
Royalty income	(5)	(5)	(23)	(22)
Net (gains) losses on asset sales	(6)	—	(68)	(98)
Miscellaneous (income) expense	11	14	20	17
	$21	$42	$82	$(18)

Non-service related pension and other postretirement benefits cost consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost, as well as curtailments and settlements which are not related to rationalization plans. Pension expense for the three months and nine months ended September 30, 2023 includes the impact of higher interest rates. Pension expense for the three and nine months ended September 30, 2023 also includes pension settlement charges of $4 million and $40 million, respectively, related to total lump sum payments exceeding annual service and interest cost for certain non-U.S. plans and the termination of the Cooper Tire U.S. salaried and Ireland defined benefit pension plans. Pension expense for the three and nine months ended September 30, 2022 includes pension settlement charges of $10 million and $28 million, respectively, as a result of lump sum payments exceeding annual service and interest cost of the applicable plans. For further information, refer to Note to the Consolidated Financial Statements No. 10, Pension, Savings and Other Postretirement Benefit Plans.

Net foreign currency exchange (gains) losses for the three and nine months ended September 30, 2023 include a $16 million gain and a $3 million loss, respectively, related to the Turkish lira and losses of $15 million and $34 million, respectively, related to the Argentine peso.

Interest income for the three and nine months ended September 30, 2023 includes interest income in Argentina of $10 million and $28 million, respectively.

Net gains on asset sales for the nine months ended September 30, 2023 include a $59 million gain related to a sale and leaseback transaction for a warehouse in Americas. Cash proceeds, which were received during the second quarter of 2023, related to this transaction totaled $66 million. Leaseback terms for this location include a 5-year initial term with one 5-year renewal option. We have determined it is not probable that we will exercise the renewal option. This transaction resulted in the recognition of Operating Lease Right-of-Use Assets totaling $24 million. Net gains on asset sales for the nine months ended September 30, 2022 include a $95 million gain related to a sale and leaseback transaction for certain consumer and commercial retail locations in Americas. Cash proceeds, which were received during the second quarter of 2022, related to this transaction totaled $108 million.

Miscellaneous (income) expense for the three and nine months ended September 30, 2023 includes non-indemnified costs for product liability claims related to products manufactured by a formerly consolidated joint venture entity totaling $4 million and $19 million, respectively. Miscellaneous (income) expense for the nine months ended September 30, 2023 also includes $11 million of income related to a favorable court decision setting aside a previous unfavorable verdict on intellectual property-related legal claims, $5 million of income for the write-off of accumulated foreign currency translation related to our exited business in Russia and a $10 million loss related to the sale of a receivable in Argentina. Miscellaneous (income) expense for the three and nine months ended September 30, 2022 includes $14 million and $15 million of expense, respectively, for intellectual property-related legal claims.

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

NOTE 5. INCOME TAXES

For the third quarter of 2023, we recorded income tax expense of $25 million on a loss before income taxes of $59 million. For the first nine months of 2023, we recorded income tax expense of $22 million on a loss before income taxes of $369 million. Income tax expense for the three and nine months ended September 30, 2023 includes a net discrete tax benefit of $8 million and $5 million, respectively.

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

We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for both the three and nine months ended September 30, 2023 and three and nine months ended September 30, 2022 primarily relates to losses in foreign jurisdictions in which no tax benefits are recorded and the discrete items noted above.

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

At September 30, 2023 and December 31, 2022, we had approximately $1.2 billion and $1.1 billion of U.S. federal, state and local net deferred tax assets, respectively, inclusive of valuation allowances totaling $26 million in each period primarily for state tax loss carryforwards with limited lives. Approximately $800 million of these U.S. net deferred tax assets have unlimited lives and approximately $400 million have limited lives and expire between 2023 and 2042.

At September 30, 2023 and December 31, 2022, our U.S. net deferred tax assets described above include approximately $245 million and $230 million, respectively, of foreign tax credits with limited lives. Our earnings and forecasts of future profitability, taking into consideration recent trends, along with three significant sources of foreign income, provide us sufficient positive evidence that we will be able to utilize these net foreign tax credits which expire through 2032. Our sources of foreign income are (1) 100% of our domestic profitability can be re-characterized as foreign source income under current U.S. tax law to the extent domestic losses have offset foreign source income in prior years, (2) annual net foreign source income, exclusive of dividends, primarily from royalties, and (3) tax planning strategies, including accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, and other financing transactions, all of which would increase our domestic profitability.

We consider our current forecasts of future profitability in assessing our ability to realize our deferred tax assets, including our foreign tax credits. These forecasts include the impact of recent trends, including various macroeconomic factors such as the impact of raw material, transportation, labor and energy costs, on our profitability, as well as the impact of tax planning strategies. These macroeconomic factors possess a high degree of volatility and can significantly impact our profitability. As such, there is a risk that future earnings will not be sufficient to fully utilize our U.S. net deferred tax assets, including our foreign tax credits. However, we believe our forecasts of future profitability along with the three significant sources of foreign income described above provide us sufficient positive, objectively verifiable evidence to conclude that it is more likely than not that, at September 30, 2023, our U.S. net deferred tax assets, including our foreign tax credits, will be fully utilized.

At September 30, 2023 and December 31, 2022, we also had approximately $1.3 billion and $1.2 billion of foreign net deferred tax assets, respectively, and related valuation allowances of approximately $1.1 billion and $1.0 billion, respectively. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of $918 million on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances having a significant impact on our financial position or results of operations will exist within the next twelve months.

For the nine months ended September 30, 2023, changes to our unrecognized tax benefits did not, and for the full year of 2023 are not expected to, have a significant impact on our financial position or results of operations.

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

Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2023	2022	2023	2022
Earnings (loss) per share — basic:
Goodyear net income (loss)	$(89)	$44	$(398)	$306
Weighted average shares outstanding	285	284	285	284
Earnings (loss) per common share — basic	$(0.31)	$0.16	$(1.40)	$1.08

Earnings (loss) per share — diluted:
Goodyear net income (loss)	$(89)	$44	$(398)	$306
Weighted average shares outstanding	285	284	285	284
Dilutive effect of stock options and other dilutive securities	—	2	—	2
Weighted average shares outstanding — diluted	285	286	285	286
Earnings (loss) per common share — diluted	$(0.31)	$0.16	$(1.40)	$1.07

Weighted average shares outstanding — diluted for the three and nine months ended September 30, 2023 excludes the dilutive effect of approximately 2 million shares, related primarily to options with exercise prices less than the average market price of our common shares (i.e., "in-the-money" options) and unvested restricted stock units, as their inclusion would have been anti-dilutive due to the Goodyear net loss. Additionally, weighted average shares outstanding — diluted for both the three and nine months ended September 30, 2023 and 2022 excludes approximately 2 million equivalent shares related to options with exercise prices greater than the average market price of our common shares (i.e., "underwater" options).

NOTE 7. BUSINESS SEGMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2023	2022	2023	2022
Sales:
Americas	$3,120	$3,304	$8,926	$9,366
Europe, Middle East and Africa	1,374	1,358	4,207	4,281
Asia Pacific	648	649	1,817	1,784
Net Sales	$5,142	$5,311	$14,950	$15,431
Segment Operating Income:
Americas	$258	$306	$440	$815
Europe, Middle East and Africa	22	30	11	141
Asia Pacific	56	37	134	84
Total Segment Operating Income	$336	$373	$585	$1,040
Less:
Rationalizations (Note 3)	$198	$45	$302	$82
Interest expense	138	117	403	331
Other (income) expense (Note 4)	21	42	82	(18)
Asset write-offs (recoveries) and accelerated depreciation, net (Note 3)	8	6	21	6
Corporate incentive compensation plans	2	17	43	57
Retained expenses of divested operations	2	3	10	10
Other(1)	26	37	93	80
Income (Loss) before Income Taxes	$(59)	$106	$(369)	$492

(1)
Other for the three and nine months ended September 30, 2023 includes $8 million related to the insurance deductible for the fire in Debica, Poland. Other for the nine months ended September 30, 2023 also includes $14 million related to the insurance deductible for the tornado in Tupelo, Mississippi.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2023	2022	2023	2022
Rationalizations:
Americas	$4	$4	$12	$22
Europe, Middle East and Africa	139	42	227	56
Asia Pacific	20	—	23	—
Total Segment Rationalizations	$163	$46	$262	$78
Corporate	35	(1)	40	4
Total Rationalizations	$198	$45	$302	$82

Net (Gains) Losses on Asset Sales:
Americas	$(6)	$—	$(68)	$(98)
Total Segment Net (Gains) Losses on Asset Sales	$(6)	$—	$(68)	$(98)

Asset Write-offs (Recoveries) and Accelerated Depreciation, net:
Americas	$3	$—	$18	$—
Europe, Middle East and Africa	5	—	3	—
Total Segment Asset Write-offs (Recoveries) and Accelerated Depreciation, net	$8	$—	$21	$—
Corporate	—	6	—	6
Total Asset Write-offs (Recoveries) and Accelerated Depreciation, net	$8	$6	$21	$6

NOTE 8. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

At September 30, 2023, we had total credit arrangements of $11,624 million, of which $3,077 million were unused. At that date, approximately 30% of our debt was at variable interest rates averaging 6.99%.

Notes Payable and Overdrafts, Long Term Debt and Finance Leases due Within One Year and Short Term Financing Arrangements

At September 30, 2023, we had short term committed and uncommitted credit arrangements totaling $668 million, of which $303 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.

The following table presents amounts due within one year:

	September 30,	December 31,
(In millions)	2023	2022
Chinese credit facilities	$15	$26
Other foreign and domestic debt	307	369
Notes Payable and Overdrafts	$322	$395
Weighted average interest rate	9.06%	5.75%

Chinese credit facilities	$88	$136
Other foreign and domestic debt (including finance leases)	189	92
Long Term Debt and Finance Leases due Within One Year	$277	$228
Weighted average interest rate	6.69%	3.88%
Total obligations due within one year	$599	$623

Long Term Debt and Finance Leases and Financing Arrangements

At September 30, 2023, we had long term credit arrangements totaling $10,956 million, of which $2,774 million were unused.

The following table presents long term debt and finance leases, net of unamortized discounts, and interest rates:

	September 30, 2023		December 31, 2022
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
9.5% due 2025	$801		$802
5% due 2026	900		900
4.875% due 2027	700		700
7.625% due 2027	129		131
7% due 2028	150		150
2.75% Euro Notes due 2028	424		427
5% due 2029	850		850
5.25% due April 2031	550		550
5.25% due July 2031	600		600
5.625% due 2033	450		450
Credit Facilities:
First lien revolving credit facility due 2026	790	6.65%	—	—
European revolving credit facility due 2028	530	5.23%	374	3.39%
Pan-European accounts receivable facility	260	5.69%	267	3.77%
Mexican credit facility	200	7.27%	200	6.29%
Chinese credit facilities	216	3.95%	235	4.23%
Other foreign and domestic debt(1)	581	7.62%	650	6.58%
	8,131		7,286
Unamortized deferred financing fees	(39)		(46)
	8,092		7,240
Finance lease obligations(2)	252		255
	8,344		7,495
Less portion due within one year	(277)		(228)
	$8,067		$7,267

(1)
Interest rates are weighted average interest rates primarily related to various foreign credit facilities with customary terms and conditions.
(2)
Includes $2 million of non-cash financing additions during the nine months ended September 30, 2023, and $20 million of non-cash financing additions during the twelve months ended December 31, 2022.

NOTES

At September 30, 2023, we had $5,554 million of outstanding notes, compared to $5,560 million at December 31, 2022.

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

Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks in an amount not to exceed $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion. As of September 30, 2023, our borrowing base was above the facility's stated amount of $2.75 billion.

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

At September 30, 2023, we had $790 million of borrowings and $1 million of letters of credit issued under the revolving credit facility. At December 31, 2022, we had no borrowings and $3 million of letters of credit issued under the revolving credit facility.

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

At September 30, 2023, there were $191 million (€180 million) of borrowings outstanding under the German tranche, $339 million (€320 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility. At December 31, 2022, there were no borrowings outstanding under the German tranche, $374 million (€350 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility.

Accounts Receivable Securitization Facilities (On-Balance Sheet)

GEBV and certain other of our European subsidiaries are parties to a pan-European accounts receivable securitization facility that expires in 2027. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €30 million and not more than €450 million. For the period from October 20, 2022 through October 18, 2023, the designated maximum amount of the facility was €300 million. For the period from October 19, 2023 through October 16, 2024, the designated maximum amount of the facility will remain €300 million.

The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GEBV subsidiaries. These subsidiaries retain servicing responsibilities. Utilization under this facility is based on eligible receivable balances.

The funding commitments under the facility will expire upon the earliest to occur of: (a) October 19, 2027, (b) the non-renewal and expiration (without substitution) of all of the back-up liquidity commitments, (c) the early termination of the facility according to its terms (generally upon an Early Amortisation Event (as defined in the facility), which includes, among other things, events similar to the events of default under our first lien revolving credit facility; certain tax law changes; or certain changes to law, regulation or accounting standards), or (d) our request for early termination of the facility. The facility’s current back-up liquidity commitments will expire on October 16, 2024.

At September 30, 2023, the amounts available and utilized under this program totaled $260 million (€245 million). At December 31, 2022, the amounts available and utilized under this program totaled $267 million (€250 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

For a description of the collateral securing the credit facilities described above as well as the covenants applicable to them, refer to Note to the Consolidated Financial Statements No. 16, Financing Arrangements and Derivative Financial Instruments, in our 2022 Form 10-K.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At September 30, 2023, the gross amount of receivables sold was $621 million, compared to $744 million at December 31, 2022.

Other Foreign Credit Facilities

A Mexican subsidiary and a U.S. subsidiary have a revolving credit facility in Mexico. At September 30, 2023 and December 31, 2022, the amounts available and utilized under this facility were $200 million. The facility ultimately matures on November 22, 2024, has covenants relating to the Mexican and U.S. subsidiaries, and has customary representations and warranties and defaults relating to the Mexican and U.S. subsidiaries’ ability to perform their respective obligations under the facility.

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

The following table presents the total amounts available and utilized under the Chinese financing arrangements:

	September 30,	December 31,
(In millions)	2023	2022
Total available	$900	$852
Amounts utilized:
Notes Payable and Overdrafts	$15	$26
Long Term Debt due Within One Year	88	136
Long Term Debt	128	99
Letters of credit, bank acceptances and other utilization	81	75
Total utilized	$312	$336

Maturities	11/23-8/28	1/23-8/25

Certain of these facilities can only be used to finance the expansion of one of our manufacturing facilities in China and, at September 30, 2023, the unused amount available under these facilities was $92 million, compared to $63 million at December 31, 2022.

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

The following table presents the fair values for foreign currency hedge contracts that do not meet the criteria to be accounted for as cash flow hedging instruments:

	September 30,	December 31,
(In millions)	2023	2022
Fair Values — Current asset (liability):
Accounts receivable	$32	$4
Other current liabilities	(14)	(10)

At September 30, 2023 and December 31, 2022, these outstanding foreign currency derivatives had notional amounts of $1,711 million and $1,197 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction gains on derivatives of $26 million and $30 million for the three and nine months ended September 30, 2023. Other (Income) Expense included net transaction gains on derivatives of $20 million and $54 million for the three and nine months ended September 30, 2022, respectively. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.

The following table presents fair values for foreign currency hedge contracts that meet the criteria to be accounted for as cash flow hedging instruments:

	September 30,	December 31,
(In millions)	2023	2022
Fair Values — Current asset (liability):
Accounts receivable	$1	$1
Other current liabilities	(3)	(3)

At September 30, 2023 and December 31, 2022, these outstanding foreign currency derivatives had notional amounts of $50 million and $71 million, respectively, and primarily related to U.S. dollar denominated intercompany transactions. Based on our current forecasts, we believe that it is probable that the underlying hedge transactions will occur within an appropriate time frame in order to continue to qualify for cash flow hedge accounting treatment.

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

The following table presents the classification of changes in fair values of foreign currency contracts that meet the criteria to be accounted for as cash flow hedging instruments (before tax and minority):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2023	2022	2023	2022
Amount of gains (losses) deferred to Accumulated Other Comprehensive Loss ("AOCL")	$—	$2	$(4)	$3
Reclassification adjustment for amounts recognized in Cost of Goods Sold ("CGS")	1	—	1	(1)

The estimated net amount of deferred losses at September 30, 2023 that are expected to be reclassified to earnings within the next twelve months is $3 million.

The counterparties to our foreign currency contracts were considered by us to be substantial and creditworthy financial institutions that were recognized market makers at the time we entered into those contracts. We seek to control our credit exposure to these counterparties by diversifying across multiple counterparties, by setting counterparty credit limits based on long term credit ratings and other indicators of counterparty credit risk such as credit default swap spreads and default probabilities, and by monitoring the financial strength of these counterparties on a regular basis. We also enter into master netting agreements with counterparties when possible. By controlling and monitoring exposure to counterparties in this manner, we believe that we effectively manage the risk of loss due to nonperformance by a counterparty. However, the inability of a counterparty to fulfill its contractual obligations to us could have a material adverse effect on our liquidity, financial position or results of operations in the period in which it occurs.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheets at September 30, 2023 and December 31, 2022:

	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2023	2022	2023	2022	2023	2022	2023	2022
Assets:
Investments	$18	$8	$18	$8	$—	$—	$—	$—
Foreign Exchange Contracts	33	5	—	—	33	5	—	—
Total Assets at Fair Value	$51	$13	$18	$8	$33	$5	$—	$—

Liabilities:
Foreign Exchange Contracts	$17	$13	$—	$—	$17	$13	$—	$—
Total Liabilities at Fair Value	$17	$13	$—	$—	$17	$13	$—	$—

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding finance leases, at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
(In millions)	2023	2022
Fixed Rate Debt:(1)
Carrying amount — liability	$5,712	$5,766
Fair value — liability	5,167	5,198

Variable Rate Debt:(1)
Carrying amount — liability	$2,380	$1,474
Fair value — liability	2,315	1,437
(1)
Excludes Notes Payable and Overdrafts of $322 million and $395 million at September 30, 2023 and December 31, 2022, respectively, of which $121 million and $217 million, respectively, are at fixed rates and $201 million and $178 million, respectively, are at variable rates. The carrying value of Notes Payable and Overdrafts approximates fair value due to the short term nature of the facilities.

Long term debt with fair values of $4,969 million and $4,946 million at September 30, 2023 and December 31, 2022, respectively, were estimated using quoted Level 1 market prices. The carrying value of the remaining debt was based upon internal estimates of fair value derived from market prices for similar debt.
NOTE 10. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS

We provide employees with defined benefit pension or defined contribution savings plans.

Defined benefit pension cost follows:

	U.S.		U.S.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2023	2022	2023	2022
Service cost	$2	$3	$6	$10
Interest cost	47	36	148	96
Expected return on plan assets	(57)	(55)	(175)	(160)
Amortization of net losses	25	25	74	76
Net periodic pension cost	$17	$9	$53	$22
Net curtailments/settlements/termination benefits	—	10	33	28
Total defined benefit pension cost	$17	$19	$86	$50

	Non-U.S.		Non-U.S.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2023	2022	2023	2022
Service cost	$5	$6	$14	$18
Interest cost	27	14	81	46
Expected return on plan assets	(23)	(16)	(69)	(51)
Amortization of prior service cost	—	1	1	2
Amortization of net losses	3	5	12	16
Net periodic pension cost	$12	$10	$39	$31
Net curtailments/settlements/termination benefits	4	—	7	—
Total defined benefit pension cost	$16	$10	$46	$31

Service cost is recorded in CGS or SAG. Other components of net periodic pension cost are recorded in Other (Income) Expense. Net curtailments, settlements and termination benefits, if any, are recorded in Other (Income) Expense or Rationalizations if related to a rationalization plan.

In the first nine months of 2023, pension settlement charges of $40 million were recorded in Other (Income) Expense. In the third quarter of 2023, we recorded settlement charges of $4 million in Other (Income) Expense resulting from total lump sum payments exceeding annual service and interest cost for certain non-U.S. plans.

During the second quarter of 2023, we settled all plan benefits of the Cooper Tire U.S. salaried defined benefit pension plan with lump sum payments to electing participants and the purchase of a group annuity contract. After settlement, we currently estimate that excess plan assets of approximately $18 million will be used to fund future obligations associated with our U.S. salaried defined contribution savings plan. During the second quarter of 2023, we also settled all plan benefits of the Ireland defined benefit pension plan. Settlement charges of $36 million were recorded in Other (Income) Expense in the second quarter of 2023 in conjunction with the termination of these plans.

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

We also provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Other postretirement benefits expense for the three months ended September 30, 2023 and 2022 was $2 million and $4 million, respectively, and for the nine months ended September 30, 2023 and 2022 was $6 million and $12 million, respectively.

We expect to contribute $25 million to $50 million to our funded non-U.S. pension plans in 2023. For the three and nine months ended September 30, 2023, we contributed $6 million and $28 million, respectively, to our non-U.S. plans.

The expense recognized for our contributions to defined contribution savings plans for the three months ended September 30, 2023 and 2022 was $33 million for each period, and for the nine months ended September 30, 2023 and 2022 was $100 million and $99 million, respectively.

NOTE 11. STOCK COMPENSATION PLANS

Our Board of Directors granted 1.2 million restricted stock units and 0.4 million performance share units during the nine months ended September 30, 2023 under our stock compensation plans. We measure the fair value of grants of restricted stock units and performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $11.43 for restricted stock units and $11.48 for performance share units granted during the nine months ended September 30, 2023.

We recognized stock-based compensation expense of $3 million and $19 million during the three and nine months ended September 30, 2023, respectively. At September 30, 2023, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $19 million and is expected to be recognized over the remaining vesting period of the respective grants, through the third quarter of 2026. We recognized stock-based compensation expense of $6 million and $19 million during the three and nine months ended September 30, 2022, respectively.

NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters

We have recorded liabilities totaling $78 million and $80 million at September 30, 2023 and December 31, 2022, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $22 million and $20 million were included in Other Current Liabilities at September 30, 2023 and December 31, 2022, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.

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

Workers’ Compensation

We have recorded liabilities, on a discounted basis, totaling $189 million and $187 million for anticipated costs related to workers’ compensation at September 30, 2023 and December 31, 2022, respectively. Of these amounts, $33 million and $37 million were included in Current Liabilities as part of Compensation and Benefits at September 30, 2023 and December 31, 2022, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At September 30, 2023 and December 31, 2022, the liability was discounted using a risk-free rate of return. At September 30, 2023, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $25 million.

General and Product Liability and Other Litigation

We have recorded liabilities for both asserted and unasserted claims totaling $444 million and $412 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at September 30, 2023 and December 31, 2022, respectively. Of these amounts, $61 million and $39 million were included in Other Current Liabilities at September 30, 2023 and December 31, 2022, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at September 30, 2023, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.

We have recorded an indemnification asset within Accounts Receivable of $7 million and within Other Assets of $3 million for Sumitomo Rubber Industries, Ltd.'s ("SRI") obligation to indemnify us for certain product liability claims related to products manufactured by a formerly consolidated joint venture entity, subject to certain caps and restrictions.

Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and federal courts. To date, we have disposed of approximately 159,100 claims by defending, obtaining the dismissal thereof, or entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $582 million through September 30, 2023 and $570 million through December 31, 2022.

A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by settlement or dismissal in large numbers, the amount and timing of filings, settlements and dismissals and the number of open claims during a particular period can fluctuate significantly.

	Nine Months Ended	Year Ended
(Dollars in millions)	September 30, 2023	December 31, 2022
Pending claims, beginning of period	37,200	38,200
New claims filed	700	900
Claims settled/dismissed	(1,500)	(1,900)
Pending claims, end of period	36,400	37,200
Payments(1)	$12	$16
(1)
Represents cash payments made during the period by us and our insurers for asbestos litigation defense and claim resolution.

We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $125 million at both September 30, 2023 and December 31, 2022. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future may result in an increase in the recorded obligation, and that increase could be significant.

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

We recorded an insurance receivable related to asbestos claims of $70 million at both September 30, 2023 and December 31, 2022. We expect that approximately 55% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $11 million was included in Current Assets as part of Accounts Receivable at both September 30, 2023 and December 31, 2022. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.

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

Binding Commitments and Guarantees

We have off-balance sheet financial guarantees and other commitments totaling $32 million at both September 30, 2023 and December 31, 2022. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. We generally do not require collateral in connection with the issuance of these guarantees.

In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of $46 million to an insurance company related to SRI's obligation to pay certain outstanding workers' compensation claims of a formerly consolidated joint venture entity. As of September 30, 2023, this guarantee amount has been reduced to $17 million. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to continue to decrease over time as the formerly consolidated joint venture entity pays its outstanding claims.

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

We have an agreement to provide a revolving loan commitment to TireHub of up to $100 million. At September 30, 2023 and December 31, 2022, $78 million and $17 million was drawn on this commitment, respectively.

NOTE 13. CAPITAL STOCK

Common Stock Repurchases

We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During the first nine months of 2023, we did not repurchase any shares from employees.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present changes in AOCL, by component, for the nine months ended September 30, 2023 and 2022, after tax and minority interest.

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) from Securities	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2022	$(1,663)	$1	$(2,215)	$2	$(3,875)
Other comprehensive income (loss) before reclassifications	(12)	—	4	(4)	(12)
Amounts reclassified from accumulated other comprehensive loss	—	—	92	1	93
Balance at September 30, 2023	$(1,675)	$1	$(2,119)	$(1)	$(3,794)

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2021	$(1,402)	$(2,565)	$4	$(3,963)
Other comprehensive income (loss) before reclassifications	(334)	10	3	(321)
Amounts reclassified from accumulated other comprehensive loss	—	93	(1)	92
Balance at September 30, 2022	$(1,736)	$(2,462)	$6	$(4,192)

The following table presents reclassifications out of AOCL:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(In millions) (Income) Expense	Amount Reclassified		Amount Reclassified		Affected Line Item in the Consolidated
Component of AOCL	from AOCL		from AOCL		Statements of Operations
Amortization of prior service cost and unrecognized gains and losses	$26	$32	$80	$95	Other (Income) Expense
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures	5	10	41	28	Other (Income) Expense / Rationalizations
Unrecognized net actuarial losses and prior service costs, before tax	31	42	121	123
Tax effect	(7)	(10)	(28)	(30)	United States and Foreign Taxes
Minority interest	(1)	—	(1)	—	Minority Shareholders' Net Income
Net of tax	$23	$32	$92	$93	Goodyear Net Income (Loss)

Deferred derivative (gains) losses, before tax	$1	$—	$1	$(1)	Cost of Goods Sold
Tax effect	—	—	—	—	United States and Foreign Taxes
Net of tax	$1	$—	$1	$(1)	Goodyear Net Income (Loss)
Total reclassifications	$24	$32	$93	$92	Goodyear Net Income (Loss)

The following table presents the details of comprehensive income (loss) attributable to minority shareholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2023	2022	2023	2022
Net Income (Loss) Attributable to Minority Shareholders	$5	$4	$7	$8
Other Comprehensive Income (Loss):
Foreign currency translation	(3)	(7)	(1)	(22)
Comprehensive Income (Loss) Attributable to Minority Shareholders	$2	$(3)	$6	$(14)

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

On September 5, 2023, we approved a rationalization and workforce reorganization plan in EMEA to improve our cost structure. The proposed actions would lead to a reduction of approximately 1,200 positions across multiple countries within EMEA while also creating approximately 500 new roles principally in our existing shared services organization in Romania, resulting in an overall net reduction of approximately 700 positions. In certain countries, relevant portions of the plan remain subject to consultation with employee representative bodies. We expect these actions will be substantially complete in 2025. The total pre-tax charges associated with the plan are expected to be $210 million to $230 million, substantially all of which are expected to be cash charges primarily for associate-related and other implementation and exit costs. During the third quarter of 2023, we accrued $167 million of pre-tax charges. The majority of the remaining charges are expected to be recorded in 2024. The majority of the cash outflows associated with this plan are expected to occur in 2024.

On September 19, 2023, we approved a rationalization plan in Asia Pacific to improve profitability in our Australia and New Zealand operations. The proposed plan will change the Company’s operating model to a third-party distribution and retail sales model instead of a company-owned approach. The plan will lead to a reduction of approximately 700 positions, the exit of nine warehouse locations, and the sale or exit of approximately 100 retail and fleet store locations. The plan remains subject to consultation with employee representative bodies. We expect to substantially complete this rationalization plan by the end of 2024 and estimate total pre-tax charges associated with this action to be between $55 million and $65 million, of which $40 million to $50 million are expected to be cash charges primarily for associate-related and lease exit costs, with the remainder primarily representing non-cash charges for accelerated depreciation and other asset-related charges. We have recorded $20 million of pre-tax charges in the third quarter of 2023 and expect to record approximately $5 million of pre-tax charges in the fourth quarter of 2023 related to this plan. The majority of the remaining charges are expected to be recorded in 2024. The majority of the cash outflows associated with this plan are expected to occur in 2024.

The full run rate savings for these actions are expected to be approximately $150 million by 2025. These actions are a part of a broader set of actions we expect to take in order to fundamentally streamline our business, improve our competitive position and drive growth. We expect to share this broader plan with investors during the fourth quarter.

Results of Operations

During the third quarter and first nine months of 2023, our operating results reflected the impact of the ongoing effects of inflation and increases in interest rates on the global economy. While global tire industry demand remains below 2019 levels, operating margins improved for each of our segments during the third quarter of 2023, when compared to the second quarter of 2023. Additionally, we saw signs of improving volume conditions in several of our markets, including the U.S., where industry volume grew 10% over the third quarter of last year. The United Auto Workers strike did not significantly impact our results during the third quarter of 2023, and we saw improvement in demand from our OE customers globally, primarily due to demand in China.

The inflationary cost pressures we experienced in the first half of 2023 eased in the third quarter as decreases in raw material and transportation costs offset inflation. However, cost pressures remain on wages and benefits as we continue to experience increased labor-related costs and manufacturing inefficiencies associated with the ongoing tight labor supply, particularly in the U.S. Additionally, energy costs remain elevated in EMEA, driven by the indirect impacts of the war in Ukraine.

During the second quarter of 2023, a severe storm in the U.S. significantly damaged and caused the temporary shut-down of our tire manufacturing facility and adjacent warehouse in Tupelo, Mississippi (“Tupelo”). The damage to Tupelo was significant; however, we were able to restart production earlier than expected and returned to full production in the beginning of the third quarter. We estimate the negative impact of the Tupelo storm on sales in Americas for the three and nine months ended September 30, 2023 was $33 million and $110 million, respectively. We estimate that the negative impact on our earnings for the three and nine months ended September 30, 2023 was $5 million ($4 million after-tax and minority) and $69 million ($56 million after-tax and minority), respectively. The negative impact on our earnings for the nine months ended September 30, 2023 included $55 million in Americas segment operating income and $14 million of corporate expense for an insurance deductible.

On August 20, 2023, a fire significantly damaged a portion of the tire curing area and caused the temporary shutdown of our tire manufacturing facility in Debica, Poland (“Debica”). Tire production at Debica resumed in August at approximately 55% of capacity and is currently at approximately 70% of capacity. A full ramp-up is not expected until the fourth quarter of 2024 due to the lead time to replace the damaged equipment. We estimate the negative impact on our earnings during the third quarter was approximately $14 million ($12 million after-tax and minority), including $8 million of corporate expense for an insurance deductible and a $6 million impact on EMEA’s segment operating income, primarily comprised of fixed costs incurred during the plant shutdown and subsequent ramp-up. There were no significant lost sales during the third quarter as a result of leveraging existing inventory and increasing production at other facilities.

We maintain third-party insurance coverage for property damage, repair expenses and business interruption, subject to a $15 million deductible for each of the events at Tupelo and Debica. While we expect to be reimbursed for a significant portion of our business interruption impacts for Tupelo and Debica by our third-party insurance coverage, consistent with past practice, we will record a receivable related to the business interruption once the claim is substantially complete.

During the third quarter and first nine months of 2023, in order to address softening industry demand and prevent the buildup of excess inventory, we reduced production at many of our tire manufacturing facilities, resulting in a reduction of 4.4 million units and 12.0 million units, respectively (excluding in each case the impact of the Tupelo storm and Debica fire), compared to production in the third quarter and first nine months of 2022, primarily in Americas and EMEA. Decisions to change production levels in the future will be based on an evaluation of market demand signals and inventory and supply levels, as well as the availability of sufficient qualified labor.

Our results for the third quarter of 2023 include a 2.8% decrease in tire unit shipments compared to 2022, primarily due to lower global replacement tire volume. In the third quarter of 2023, we realized approximately $84 million of inflationary cost pressures, which were partially offset by cost savings of $17 million, primarily due to lower transportation costs.

Net sales in the third quarter of 2023 were $5,142 million, compared to $5,311 million in the third quarter of 2022. Net sales decreased in the third quarter of 2023 primarily due to lower tire volume in Americas and EMEA, partially offset by higher tire volume in Asia Pacific, lower sales in other tire-related businesses, primarily due to a decrease in third-party chemical sales in Americas, and the negative impact of the Tupelo storm on sales. These decreases were partially offset by favorable foreign currency translation, driven by the weakening of the U.S. dollar, and improvements in price and product mix, primarily in EMEA.

In the third quarter of 2023, Goodyear net loss was $89 million, or $0.31 per share, compared to Goodyear net income of $44 million, or $0.16 per share, in the third quarter of 2022. The change in Goodyear net income (loss) was primarily due to higher rationalization charges, lower segment operating income and higher interest expense. These decreases were partially offset by lower U.S. and Foreign Tax Expense driven by the pre-tax loss and lower other expense.

Total segment operating income for the third quarter of 2023 was $336 million, compared to $373 million in the third quarter of 2022. The $37 million decrease was primarily due to increased conversion costs of $154 million driven by the effect of decreased tire production on fixed cost absorption, inflation and higher energy costs, lower tire volume of $26 million, primarily in Americas and EMEA, and lower earnings in other tire-related businesses of $23 million, primarily related to a decrease in third-party chemical and retread sales in Americas, partially offset by higher global aviation sales. These decreases were partially offset by lower raw material costs of $140 million and improvements in price and product mix of $22 million, primarily in EMEA and Asia Pacific. Refer to “Results of Operations — Segment Information” for additional information.

Net sales in the first nine months of 2023 were $14,950 million, compared to $15,431 million in the first nine months of 2022. Net sales decreased in 2023 primarily due to lower tire volume, primarily in Americas and EMEA, unfavorable foreign currency translation, driven by the strengthening of the U.S. dollar, the negative impact of the Tupelo storm on sales, and a decrease in sales in other tire-related businesses, primarily related to a decrease in third-party chemical sales in Americas and retread sales in EMEA, partially offset by higher global aviation sales, growth in EMEA's Fleet Solutions and increased retail sales in Americas. These decreases were partially offset by global improvements in price and product mix.

In the first nine months of 2023, Goodyear net loss was $398 million, or $1.40 per share, compared to Goodyear net income of $306 million, or $1.07 per share, in the first nine months of 2022. The change in Goodyear net income (loss) was primarily due to lower segment operating income, higher rationalization charges, an increase in Other Expense and higher interest expense. These decreases were partially offset by lower U.S. and Foreign Tax Expense driven by the pre-tax loss.

Total segment operating income for the first nine months of 2023 was $585 million, compared to $1,040 million in the first nine months of 2022. The $455 million decrease was primarily due to increased conversion costs of $511 million driven by the effect of decreased tire production on fixed cost absorption, inflation and higher energy costs, lower tire volume of $193 million, primarily in Americas and EMEA, higher transportation and imported tire costs of $94 million, a $55 million negative impact due to the Tupelo storm, and unfavorable foreign currency translation of $23 million driven by the strengthening of the U.S. dollar. These decreases were partially offset by global improvements in price and product mix of $659 million, which more than offset higher raw material costs of $262 million, and lower research and development costs of $25 million. Refer to "Results of Operations — Segment Information" for additional information.

Liquidity

At September 30, 2023, we had $1,002 million of cash and cash equivalents as well as $3,077 million of unused availability under our various credit agreements, compared to $1,227 million and $4,035 million, respectively, at December 31, 2022. The decrease in cash and cash equivalents of $225 million was primarily due to net cash used for operating activities of $204 million, capital expenditures of $807 million, loans to TireHub, LLC ("TireHub") of $61 million and net securities acquired of $13 million, partially offset by net borrowings of $787 million and cash proceeds from sale and leaseback transactions in Americas of $73 million. Net cash used for operating activities reflects cash used for working capital of $811 million and the Company's net loss for the period of $391 million, which includes non-cash charges for depreciation and amortization of $751 million and rationalizations of $302 million. Refer to "Liquidity and Capital Resources" for additional information.

Outlook

In the fourth quarter of 2023, we expect our replacement tire volume will be lower by approximately 3% to 4% when compared to the fourth quarter of 2022. Despite our lower expected volume, we view the 10% growth in U.S. industry volume in the third quarter of 2023 as a signal of the end of channel destocking that began in the fourth quarter of 2022. We expect our OE tire volume will be approximately 5% higher than the fourth quarter of 2022, particularly in China which continues to benefit from a focus on growing premium segments of the market including electric vehicles, sports utility vehicles and luxury vehicles.

We expect our raw material costs to be lower by approximately $300 million in the fourth quarter of 2023 compared to the fourth quarter of 2022. We anticipate price and product mix, when netted with the lower raw material costs, will be a benefit of approximately $250 million in the fourth quarter of 2023. Price and product mix are expected to reflect lower selling prices to customers with contractual raw material index adjustments and the continuing negative impact of lower commercial tire volume as a proportion of our overall tire volume, driven by weakness in the commercial truck industry. Natural and synthetic rubber prices and other commodity prices historically have been volatile, and our raw material costs could change based on future cost fluctuations and changes in foreign exchange rates. We continue to focus on price and product mix, to substitute lower cost materials where possible, to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials to minimize the impact of higher raw material costs.

Additionally, we expect inflationary cost pressures to persist in the fourth quarter of 2023, particularly with respect to labor and energy costs. We expect the negative impact on segment operating income from non-raw material inflation, net of expected cost savings, will be approximately $65 million compared with the fourth quarter of 2022.

We continue to focus on actions to offset costs other than raw materials through cost savings initiatives, including rationalization actions, further pricing actions and improvements in product mix. We also anticipate our fourth quarter 2023 results will be negatively impacted by approximately $40 million as a result of lower production volume of approximately $4.4 million units during the third quarter of 2023 when compared with the third quarter of 2022, excluding the impact of the fire in Debica. We expect the lower production levels in the third quarter of 2023 as a result of the fire in Debica will negatively impact our EMEA segment operating results by approximately $15 million in the fourth quarter of 2023. In addition, we expect our corporate expenses to be negatively impacted by approximately $5 million as we anticipate recognizing additional deductibles related to the fire in Debica as repair activities continue.

For the full year of 2023, we now expect working capital to be a source of operating cash flows of approximately $150 million. We anticipate our capital expenditures will be approximately $1.05 billion. Our capital expenditures in 2023 are focused on projects to modernize certain of our manufacturing facilities and expand others to address anticipated future demand, in addition to capital expenditures to sustain our facilities. We anticipate our cash flows will include rationalization payments of approximately $100 million, as we continue to improve our cost structure.

Refer to "Item 1A. Risk Factors" in the 2022 Form 10-K for a discussion of the factors that may impact our business, results of operations, financial condition or liquidity and "Forward-Looking Information — Safe Harbor Statement" in this Quarterly Report on Form 10-Q for a discussion of our use of forward-looking statements.

RESULTS OF OPERATIONS

CONSOLIDATED

Three Months Ended September 30, 2023 and 2022

Net sales in the third quarter of 2023 were $5,142 million, decreasing $169 million, or 3.2%, from $5,311 million in the third quarter of 2022. Goodyear net loss was $89 million, or $0.31 per share, in the third quarter of 2023, compared to Goodyear net income of $44 million, or $0.16 per share, in the third quarter of 2022.

Net sales decreased in the third quarter of 2023 primarily due to lower tire volume of $115 million, representing lower tire volume in Americas and EMEA, partially offset by higher tire volume in Asia Pacific, lower sales in other tire-related businesses of $78 million, primarily due to a decrease in third-party chemical sales in Americas, and the unfavorable impact of the Tupelo storm of $33 million. These decreases were partially offset by favorable foreign currency translation of $32 million, primarily in EMEA and Americas, and improvements in price and product mix of $23 million, primarily in EMEA.

Worldwide tire unit sales in the third quarter of 2023 were 45.3 million units, decreasing 1.4 million units, or 2.8%, from 46.7 million units in the third quarter of 2022. Replacement tire volume decreased globally by 2.0 million units, or 5.3%. OE tire volume increased by 0.6 million units, or 5.7%, driven by Asia Pacific, reflecting the impact of new consumer fitments.

Cost of Goods Sold ("CGS") in the third quarter of 2023 was $4,171 million, decreasing $134 million, or 3.1%, from $4,305 million in the third quarter of 2022. CGS decreased primarily due to lower raw material costs of $140 million, lower tire volume of $89 million, primarily in Americas and EMEA, lower costs in other tire-related businesses of $55 million, primarily related to lower third-party chemical sales in Americas, a $28 million reduction due to lower sales from the impact of the Tupelo storm, and lower transportation costs of $15 million, primarily in Americas. These decreases were partially offset by increased conversion costs of $154 million driven by the effect of decreased tire production on fixed cost absorption, inflation and higher energy costs, foreign currency translation of $27 million, primarily in EMEA and Americas, driven by the weakening of the U.S. dollar, and $8 million ($7 million after-tax and minority) of accelerated depreciation and asset write-offs, primarily related to the integration of Cooper Tire & Rubber Company ("Cooper Tire") and the closure of Cooper Tire's Melksham, United Kingdom tire manufacturing facility ("Melksham").

CGS in the third quarter of 2023 and 2022 included pension expense of $3 million and $5 million, respectively. CGS was 81.1% of sales in both the third quarter of 2023 and 2022.

Selling, Administrative and General Expense ("SAG") in the third quarter of 2023 was $673 million, decreasing $23 million, or 3.3%, from $696 million in the third quarter of 2022. SAG decreased primarily due to lower wages and benefits costs of $36 million, primarily due to lower incentive compensation and restructuring savings, and lower advertising costs of $3 million. These decreases were partially offset by inflation and unfavorable foreign currency translation of $7 million, primarily in EMEA.

SAG in the third quarter of 2023 and 2022 included pension expense of $4 million for each period. SAG in the third quarter of 2023 included $12 million of incremental savings from rationalization plans, compared to $5 million in 2022. SAG in the third quarter of 2022 included a total of $6 million ($5 million after-tax and minority) of accelerated depreciation. SAG was 13.1% of sales in both the third quarter of 2023 and 2022.

We recorded net rationalization charges of $198 million ($177 million after-tax and minority) in the third quarter of 2023, primarily related to the proposed rationalization and workforce reorganization plan in EMEA and the plan to improve profitability in our Australia and New Zealand operations. We recorded net rationalization charges of $45 million ($47 million after-tax and minority) in the third quarter of 2022, primarily related to the closure of Melksham and a plan to exit our retail operations in South Africa. For further information, refer to Note to the Consolidated Financial Statements No. 3, Costs Associated with Rationalization Programs.

Interest expense in the third quarter of 2023 was $138 million, increasing $21 million, or 17.9%, from $117 million in the third quarter of 2022. The average interest rate was 6.32% in the third quarter of 2023 compared to 5.49% in the third quarter of 2022. The average debt balance was $8,738 million in the third quarter of 2023 compared to $8,525 million in the third quarter of 2022.

Other (Income) Expense in the third quarter of 2023 was $21 million of expense, compared to $42 million of expense in the third quarter of 2022. The decrease in Other (Income) Expense was primarily due to an $11 million increase in foreign currency exchange gains driven by the impact of lower net monetary assets in Turkey, a $10 million net increase in interest income, net gains on asset sales in 2023 of $6 million ($4 million after-tax and minority), and $14 million ($11 million after-tax and minority) of expense in 2022 related to intellectual property-related legal claims. These decreases were partially offset by an increase in non-service related pension and other postretirement benefits cost of $5 million due to higher interest rates, including pension settlement charges of $4 million ($2 after-tax and minority) in 2023 compared to pension settlement charges of $10 million ($7 million after-tax and minority) in 2022, a $4 million increase in fees in 2023 related to accounts receivable factoring programs driven by higher interest rates, and $4 million ($3 million after-tax and minority) of expense in 2023 for non-indemnified costs for product liability claims related to products manufactured by a formerly consolidated joint venture entity.

For the third quarter of 2023, we recorded income tax expense of $25 million on a loss before income taxes of $59 million. Income tax expense for the three months ended September 30, 2023 was favorably impacted by a net discrete tax benefit of $8 million ($8 million after minority interest). In the third quarter of 2022, we recorded income tax expense of $58 million on income before income taxes of $106 million. Income tax expense for the three months ended September 30, 2022 includes net discrete tax expense of $2 million ($2 million after minority interest).

Minority shareholders’ net income in the third quarter of 2023 was $5 million, compared to $4 million in the third quarter of 2022.

Nine Months Ended September 30, 2023 and 2022

Net sales in the first nine months of 2023 were $14,950 million, decreasing $481 million, or 3.1%, from $15,431 million in the first nine months of 2022. Goodyear net loss was $398 million, or $1.40 per share, in the first nine months of 2023, compared to Goodyear net income of $306 million, or $1.07 per share, in the first nine months of 2022.

Net sales decreased in the first nine months of 2023 primarily due to lower tire volume of $808 million, representing lower tire volume in Americas and EMEA, partially offset by higher tire volume in Asia Pacific, unfavorable foreign currency translation of $232 million, driven by the strengthening of the U.S. dollar, the unfavorable impact of the Tupelo storm of $110 million, and a decrease in sales in other tire-related businesses of $60 million, primarily related to a decrease in third-party chemical sales in Americas, partially offset by higher global aviation sales, growth in EMEA's Fleet Solutions and increased retail sales in Americas. These decreases were partially offset by global improvements in price and product mix of $724 million.

Worldwide tire unit sales in the first nine months of 2023 were 127.9 million units, decreasing 9.4 million units, or 6.8%, from 137.3 million units in the first nine months of 2022. Replacement tire volume decreased globally by 11.4 million units, or 10.5%, driven by reduced industry demand. OE tire volume increased by 2.0 million units, or 6.4%, primarily in Asia Pacific and EMEA, reflecting the impact of new consumer fitments and continued recovery in OE production.

CGS in the first nine months of 2023 was $12,487 million, increasing $44 million, or 0.4%, from $12,443 million in the first nine months of 2022. CGS increased primarily due to increased conversion costs of $511 million driven by the effect of decreased tire production on fixed cost absorption, inflation and higher energy costs, higher raw material costs of $262 million, higher transportation and imported tire costs of $94 million, higher costs related to product mix of $65 million, primarily in Americas and EMEA, and $31 million ($26 million after-tax and minority) of accelerated depreciation and asset write-offs, primarily related to the integration of Cooper Tire and the closure of Melksham. These increases were partially offset by lower tire volume of $615 million, foreign currency translation of $186 million, driven by the strengthening of the U.S. dollar, a $55 million reduction due to the net impact of lower sales, partially offset by higher period costs as a result of the Tupelo storm, lower costs in other tire-related businesses of $52 million, primarily related to a decrease in third-party chemical sales in Americas, and a $5 million ($4 million after-tax and minority) reversal of a portion of the estimated cleanup costs associated with the permanent closure of Gadsden. CGS in the first nine months of 2023 was favorably impacted by a successful legal claim of $3 million ($3 million after-tax and minority) related to a 2005 warehouse fire in Spain.

CGS in the first nine months of 2023 and 2022 included pension expense of $11 million and $17 million, respectively. CGS was 83.5% of sales in the first nine months of 2023, compared to 80.6% in the first nine months of 2022.

SAG in the first nine months of 2023 was $2,045 million, decreasing $56 million, or 2.7%, from $2,101 million in the first nine months of 2022. SAG decreased primarily due to lower wages and benefit costs of $41 million, lower foreign currency translation of $23 million, driven by the strengthening of the U.S. dollar, lower advertising costs of $21 million, and recoveries of previously written-off accounts receivable and other assets related to our exited business in Russia of $10 million ($10 million after-tax and minority). These decreases were partially offset by the impact of inflation.

SAG in the first nine months of 2023 and 2022 included pension expense of $9 million and $11 million, respectively. SAG in the first nine months of 2023 included $34 million of incremental savings from rationalization plans, compared to $7 million in 2022. SAG in the first nine months of 2022 included a total of $6 million ($5 million after-tax and minority) of accelerated depreciation. SAG was 13.7% of sales in the first nine months of 2023, compared to 13.6% in the first nine months of 2022.

We recorded net rationalization charges of $302 million ($262 million after-tax and minority) in the first nine months of 2023 and $82 million ($75 million after-tax and minority) in the first nine months of 2022. Net rationalization charges in the first nine months of 2023 primarily related to the proposed rationalization and workforce reorganization plan in EMEA, the proposed plan to reduce production capacity at Fulda, the plan to improve profitability in our Australia and New Zealand operations, and the plan to streamline our EMEA distribution network. Net rationalization charges in the first nine months of 2022 primarily related to the closure of Melksham, a plan to reduce duplicative global SAG headcount and close redundant warehouse locations in Americas as part of the integration of Cooper Tire, and a plan to exit our retail operations in South Africa. For further information, refer to Note to the Consolidated Financial Statements No. 3, Costs Associated with Rationalization Programs.

Interest expense in the first nine months of 2023 was $403 million, increasing $72 million, or 21.8%, from $331 million in the first nine months of 2022. The average interest rate was 6.18% in the first nine months of 2023 compared to 5.34% in the first nine months of 2022. The average debt balance was $8,700 million in the first nine months of 2023 compared to $8,265 million in the first nine months of 2022.

Other (Income) Expense in the first nine months of 2023 was $82 million of expense, compared to $18 million of income in the first nine months of 2022. The change in Other (Income) Expense was primarily due to an increase in non-service related pension and other postretirement benefits cost of $56 million due to higher interest rates and pension settlement charges of $40 million ($30 after-tax and minority) in 2023 compared to pension settlement charges of $28 million ($21 million after-tax and minority) in 2022. Additionally, the change in Other (Income) Expense reflects net gains on asset and other sales in 2023 of $58 million ($41 million after-tax and minority), primarily related to the sale and leaseback transaction of a warehouse in Americas, compared to a gain of $98 million ($75 million after-tax and minority) in 2022, primarily related to the sale and leaseback transaction of certain consumer and commercial retail locations in Americas, a $29 million net increase in foreign currency exchange losses driven by the weakening of the Argentine peso, offset by an increase in interest income of $33 million, primarily in Argentina, $19 million ($14 million after-tax and minority) of expense for non-indemnified costs for product liability claims related to products manufactured by a formerly consolidated joint venture entity, and a $16 million increase in fees related to accounts receivable factoring programs driven by higher interest rates. These increases were partially offset by $5 million ($5 million after-tax and minority) of income for the write-off of accumulated foreign currency translation related to our exited business in Russia. Other (Income) Expense in 2023 includes $11 million ($8 million after-tax and minority) of income related to a favorable court decision setting aside a previous unfavorable verdict on intellectual property-related legal claims. The impact of that verdict and other fees in 2022 related to these claims was $15 million of expense ($11 after-tax and minority).

For the first nine months of 2023, we recorded income tax expense of $22 million on a loss before income taxes of $369 million. Income tax expense for the nine months ended September 30, 2023 was favorably impacted by a net discrete tax benefit of $5 million ($6 million after minority interest). In the first nine months of 2022, we recorded income tax expense of $178 million on income before income taxes of $492 million. Income tax expense for the nine months ended September 30, 2022 includes net discrete tax expense of $20 million ($20 million after minority interest), including charges of $14 million to write off deferred tax assets related to tax loss carryforwards in the UK and $11 million to establish a full valuation allowance on our net deferred tax assets in Russia, partially offset by a net benefit of $5 million for various other items.

We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for both the nine months ended September 30, 2023 and 2022 primarily relates to losses in foreign jurisdictions in which no tax benefits are recorded and the discrete items noted above.

For 2023, we do not anticipate that the 15% corporate alternative minimum tax ("CAMT") under the Inflation Reduction Act of 2022 will apply to us due to the significant pandemic-driven losses we incurred in 2020. As allowed, we elected to not consider the estimated impact of potential future CAMT obligations for purposes of assessing valuation allowances on our deferred tax assets.

At September 30, 2023 and December 31, 2022, we had approximately $1.2 billion and $1.1 billion of U.S. federal, state and local net deferred tax assets, respectively, inclusive of valuation allowances totaling $26 million in each period primarily for state tax loss carryforwards with limited lives. Approximately $800 million of these U.S. net deferred tax assets have unlimited lives and approximately $400 million have limited lives and expire between 2023 and 2042.

At September 30, 2023 and December 31, 2022, our U.S. net deferred tax assets described above include approximately $245 million and $230 million, respectively, of foreign tax credits with limited lives. Our earnings and forecasts of future profitability, taking into consideration recent trends, along with three significant sources of foreign income, provide us sufficient positive evidence that we will be able to utilize these net foreign tax credits which expire through 2032. Our sources of foreign income are (1) 100% of our domestic profitability can be re-characterized as foreign source income under current U.S. tax law to the extent domestic losses have offset foreign source income in prior years, (2) annual net foreign source income, exclusive of dividends, primarily from royalties, and (3) tax planning strategies, including accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, and other financing transactions, all of which would increase our domestic profitability.

We consider our current forecasts of future profitability in assessing our ability to realize our deferred tax assets, including our foreign tax credits. These forecasts include the impact of recent trends, including various macroeconomic factors such as the impact of raw material, transportation, labor and energy costs, on our profitability, as well as the impact of tax planning strategies. These macroeconomic factors possess a high degree of volatility and can significantly impact our profitability. As such, there is a risk that future earnings will not be sufficient to fully utilize our U.S. net deferred tax assets, including our foreign tax credits. However, we believe our forecasts of future profitability along with the three significant sources of foreign income described above provide us sufficient positive, objectively verifiable evidence to conclude that it is more likely than not that, at September 30, 2023, our U.S. net deferred tax assets, including our foreign tax credits, will be fully utilized.

At September 30, 2023 and December 31, 2022, we also had approximately $1.3 billion and $1.2 billion of foreign net deferred tax assets, respectively, and related valuation allowances of approximately $1.1 billion and $1.0 billion, respectively. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of $918 million on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances having a significant impact on our financial position or results of operations will exist within the next twelve months.

For further information regarding income taxes and the realizability of our deferred tax assets, including our foreign tax credits, refer to Note to the Consolidated Financial Statements No. 5, Income Taxes.

Minority shareholders’ net income in the first nine months of 2023 was $7 million, compared to $8 million in the first nine months of 2022.

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

Total segment operating income for the third quarter of 2023 was $336 million, a decrease of $37 million, or 9.9%, from $373 million in the third quarter of 2022. Total segment operating margin in the third quarter of 2023 was 6.5%, compared to 7.0% in the third quarter of 2022. Total segment operating income for the first nine months of 2023 was $585 million, a decrease of $455 million, or 43.8%, from $1,040 million in the first nine months of 2022. Total segment operating margin in the first nine months of 2023 was 3.9%, compared to 6.7% in the first nine months of 2022.

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

Americas

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2023	2022	Change	Percent Change	2023	2022	Change	Percent Change
Tire Units	22.9	24.1	(1.2)	(4.9)%	64.2	69.6	(5.4)	(7.8)%
Net Sales	$3,120	$3,304	$(184)	(5.6)%	$8,926	$9,366	$(440)	(4.7)%
Operating Income	258	306	(48)	(15.7)%	440	815	(375)	(46.0)%
Operating Margin	8.3%	9.3%			4.9%	8.7%

Three Months Ended September 30, 2023 and 2022

Americas unit sales in the third quarter of 2023 decreased 1.2 million units, or 4.9%, to 22.9 million units. Replacement tire volume decreased 1.1 million units, or 5.0%, primarily due to a decrease in our consumer business, driven by lower share in Brazil and Mexico as a result of increased competitor imports, and the impact of the severe storm at our Tupelo facility in the second quarter, as production did not fully recover until early in the third quarter. OE tire volume decreased 0.1 million units, or 4.3%.

Net sales in the third quarter of 2023 were $3,120 million, decreasing $184 million, or 5.6%, from $3,304 million in the third quarter of 2022. The decrease in net sales was primarily due to lower tire volume of $90 million, decreased sales in other tire-related businesses of $67 million, primarily due to lower third-party chemical sales, partially offset by higher aviation sales, the unfavorable impact of the Tupelo storm of $33 million and unfavorable price and product mix of $21 million. These decreases were partially offset by favorable foreign currency translation of $25 million, primarily related to the strengthening of the Brazilian real and Mexican peso, partially offset by weakening in the Canadian dollar.

Operating income in the third quarter of 2023 was $258 million, decreasing $48 million, or 15.7%, from $306 million in the third quarter of 2022. The decrease in operating income was due to higher conversion costs of $84 million, driven by the effect of decreased tire production on fixed cost absorption as well as inflation, unfavorable price and product mix of $44 million, lower tire volume of $21 million, lower earnings in other tire-related businesses of $17 million, primarily due to lower third-party chemical sales and lower retread sales, and $5 million as a result of the Tupelo storm. These decreases were partially offset by lower raw material costs of $95 million, lower transportation and imported tire costs of $19 million, and lower SAG of $7 million. Operating income for 2023 includes incremental SAG savings from rationalization plans of $10 million.

Operating income in the third quarter of 2023 excluded net gains on asset sales of $6 million, net rationalization charges of $4 million and accelerated depreciation and asset write-offs of $3 million. Operating income in the third quarter of 2022 excluded net rationalization charges of $4 million.

Nine Months Ended September 30, 2023 and 2022

Americas unit sales in the first nine months of 2023 decreased 5.4 million units, or 7.8%, to 64.2 million units. Replacement tire volume decreased 5.4 million units, or 9.2%, primarily due to a decrease in our consumer business, driven by reduced industry demand in the U.S., the impact of the Tupelo storm, and lower share in Mexico and Brazil as a result of increased imports. OE tire volume was flat compared to the first nine months of 2022.

Net sales in the first nine months of 2023 were $8,926 million, decreasing $440 million, or 4.7%, from $9,366 million in the first nine months of 2022. The decrease in net sales was primarily due to lower tire volume of $448 million, the unfavorable impact of the Tupelo storm of $110 million and decreased sales in other tire-related businesses of $79 million, primarily due to lower third-party chemical sales, partially offset by higher aviation and retail sales. These decreases were partially offset by improvements in price and product mix of $187 million, driven by price increases, and favorable foreign currency translation of $8 million.

Operating income in the first nine months of 2023 was $440 million, decreasing $375 million, or 46.0%, from $815 million in the first nine months of 2022. The decrease in operating income was due to higher conversion costs of $276 million, driven by the effect of decreased tire production on fixed cost absorption and inflation, lower tire volume of $108 million, higher transportation and imported tire costs of $65 million, a $55 million negative impact as a result of the Tupelo storm, and lower earnings in other tire-related businesses of $6 million, primarily due to lower third-party chemical sales, partially offset by higher aviation sales. These decreases were partially offset by improvements in price and product mix of $132 million, which more than offset higher raw material costs of $34 million, and lower SAG of $20 million. Operating income for 2023 includes incremental SAG savings from rationalization plans of $24 million.

Operating income in the first nine months of 2023 excluded net gains on asset sales of $68 million, primarily related to the warehouse sale and leaseback transaction, accelerated depreciation and asset write-offs of $18 million and net rationalization charges of $12 million. Operating income in the first nine months of 2022 excluded net gains on asset sales of $98 million, primarily related to the retail sale and leaseback transaction in the second quarter of 2022, and net rationalization charges of $22 million.

Europe, Middle East and Africa

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2023	2022	Change	Percent Change	2023	2022	Change	Percent Change
Tire Units	12.5	13.3	(0.8)	(4.9)%	37.5	42.3	(4.8)	(11.2)%
Net Sales	$1,374	$1,358	$16	1.2%	$4,207	$4,281	$(74)	(1.7)%
Operating Income	22	30	(8)	(26.7)%	11	141	(130)	(92.2)%
Operating Margin	1.6%	2.2%			0.3%	3.3%

Three Months Ended September 30, 2023 and 2022

EMEA unit sales in the third quarter of 2023 decreased 0.8 million units, or 4.9%, to 12.5 million units. Replacement tire volume decreased 0.8 million units, or 6.8%, primarily in our consumer business, reflecting the impacts of continued industry declines. OE tire volume was flat compared to the third quarter of 2022.

Net sales in the third quarter of 2023 were $1,374 million, increasing $16 million, or 1.2%, from $1,358 million in the third quarter of 2022. The increase in net sales was primarily driven by improvements in price and product mix of $46 million, driven by price increases, and favorable foreign currency translation of $33 million, driven by a stronger euro, Polish zloty and British pound, partially offset by a weaker Turkish lira. These increases were partially offset by lower tire volume of $58 million and lower sales in other tire-related businesses of $5 million, primarily due to lower retread sales.

Operating income in the third quarter of 2023 was $22 million, decreasing $8 million, or 26.7%, from $30 million in the third quarter of 2022. The decrease in operating income was primarily due to higher conversion costs of $68 million, driven by the effect of decreased tire production on fixed cost absorption, higher energy costs and inflation, lower tire volume of $12 million, lower earnings in other tire-related businesses of $7 million, primarily due to lower Fleet Solutions earnings, $6 million as a result of the Debica fire, primarily comprised of fixed costs incurred during the plant shut down and subsequent ramp-up, unfavorable foreign currency translation of $3 million and higher cost of imported tires of $1 million. These decreases were partially offset by improvements in price and product mix of $59 million and lower raw material costs of $34 million. SAG for the third quarter of 2023 includes incremental savings from rationalization plans of $2 million.

Operating income in the third quarter of 2023 excluded net rationalization charges of $139 million and accelerated depreciation of $5 million. Operating income in the third quarter of 2022 excluded net rationalization charges of $42 million.

Nine Months Ended September 30, 2023 and 2022

EMEA unit sales in the first nine months of 2023 decreased 4.8 million units, or 11.2%, to 37.5 million units. Replacement tire volume decreased 5.7 million units, or 16.8%, primarily in our consumer business, reflecting the impacts of continued industry declines. OE tire volume increased 0.9 million units, or 10.0%, reflecting continued recovery in OE production.

Net sales in the first nine months of 2023 were $4,207 million, decreasing $74 million, or 1.7%, from $4,281 million in the first nine months of 2022. The decrease in net sales was primarily due to lower tire volume of $413 million and unfavorable foreign currency translation of $140 million, driven by a weaker Turkish lira and South African rand, partially offset by a stronger euro. These decreases were partially offset by improvements in price and product mix of $456 million, driven by price increases, and higher sales in other tire-related businesses of $22 million, primarily due to growth in Fleet Solutions, partially offset by lower retread sales.

Operating income in the first nine months of 2023 was $11 million, decreasing $130 million, or 92.2%, from $141 million in the first nine months of 2022. The decrease in operating income was primarily due to higher conversion costs of $225 million, driven by higher energy costs, inflation and the effect of decreased tire production on fixed cost absorption, lower tire volume of $94 million, higher transportation costs of $26 million, unfavorable foreign currency translation of $15 million and higher SAG of $14 million, primarily due to inflation, partially offset by lower advertising costs. These decreases were partially offset by improvements in price and product mix of $434 million, which more than offset higher raw material costs of $186 million. SAG for the first nine months of 2023 includes incremental savings from rationalization plans of $10 million.

Operating income in the first nine months of 2023 excluded net rationalization charges of $227 million, accelerated depreciation of $13 million and recoveries of previously written-off accounts receivable and other assets of $10 million in Russia. Operating income in the first nine months of 2022 excluded net rationalization charges of $56 million.

Asia Pacific

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2023	2022	Change	Percent Change	2023	2022	Change	Percent Change
Tire Units	9.9	9.3	0.6	5.4%	26.2	25.4	0.8	3.1%
Net Sales	$648	$649	$(1)	(0.2)%	$1,817	$1,784	$33	1.8%
Operating Income	56	37	19	51.4%	134	84	50	59.5%
Operating Margin	8.6%	5.7%			7.4%	4.7%

Three Months Ended September 30, 2023 and 2022

Asia Pacific unit sales in the third quarter of 2023 increased 0.6 million units, or 5.4%, to 9.9 million units. OE tire volume increased 0.7 million units, or 18.5%, driven by new consumer fitments. Replacement tire volume decreased 0.1 million units, or 3.5%, primarily in our consumer business, driven by decreased demand in most of our markets, partially offset by industry recovery in China.

Net sales in the third quarter of 2023 were $648 million, decreasing $1 million, or 0.2%, from $649 million in the third quarter of 2022. The decrease in net sales was primarily due to unfavorable foreign currency translation of $26 million, primarily related to the strengthening of the U.S. dollar, and lower sales in other tire-related businesses of $6 million, primarily due to lower retail sales. These decreases were offset by higher tire volume of $33 million.

Operating income in the third quarter of 2023 was $56 million, increasing $19 million, or 51.4%, from $37 million in the third quarter of 2022. The increase in operating income was primarily due to lower raw material cost of $11 million, improvements in price and product mix of $7 million, driven by price increases, and higher tire volume of $7 million. These increases were partially offset by higher conversion costs of $2 million and unfavorable foreign currency translation of $2 million.

Operating income in the third quarter of 2023 excluded net rationalization charges of $20 million.

Nine Months Ended September 30, 2023 and 2022

Asia Pacific unit sales in the first nine months of 2023 increased 0.8 million units, or 3.1%, to 26.2 million units. OE tire volume increased 1.1 million units, or 10.6%, driven by new consumer fitments. Replacement tire volume decreased 0.3 million units, or 1.9%, driven by decreased demand in most of our markets, partially offset by industry recovery in China.

Net sales in the first nine months of 2023 were $1,817 million, increasing $33 million, or 1.8%, from $1,784 million in the first nine months of 2022. Net sales increased primarily due to improvements in price and product mix of $81 million, driven by price increases, and higher tire volume of $53 million. These increases were partially offset by unfavorable foreign currency translation of $100 million, primarily related to the strengthening of the U.S. dollar.

Operating income in the first nine months of 2023 was $134 million, increasing $50 million, or 59.5%, from $84 million in the first nine months of 2022. The increase in operating income was primarily due to improvements in price and product mix of $93 million, which more than offset higher raw material costs of $42 million, and higher tire volume of $9 million. These increases were partially offset by higher conversion costs of $10 million.

Operating income in the first nine months of 2023 excluded net rationalization charges of $23 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.

At September 30, 2023, we had $1,002 million in cash and cash equivalents, compared to $1,227 million at December 31, 2022. For the nine months ended September 30, 2023, net cash used for operating activities was $204 million, reflecting cash used for working capital of $811 million and the Company's net loss for the period of $391 million, which included non-cash charges for depreciation and amortization of $751 million and rationalizations of $302 million. Net cash used for investing activities was $818 million, primarily representing capital expenditures of $807 million, loans to TireHub of $61 million and net securities acquired of $13 million, partially offset by cash proceeds from sale and leaseback transactions in Americas totaling $73 million. Net cash provided by financing activities was $774 million, primarily due to net borrowings of $787 million.

At September 30, 2023, we had $3,077 million of unused availability under our various credit agreements, compared to $4,035 million at December 31, 2022. The table below presents unused availability under our credit facilities at those dates:

(In millions)	September 30, 2023	December 31, 2022
First lien revolving credit facility	$1,959	$2,747
European revolving credit facility	318	480
Chinese credit facilities	588	516
Other foreign and domestic debt	212	292
	$3,077	$4,035

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

We expect our 2023 full-year cash flow needs to include capital expenditures of approximately $1.05 billion. We also expect interest expense to be approximately $540 million; rationalization payments to be approximately $100 million; income tax payments to be approximately $200 million, excluding one-time items; and contributions to our funded pension plans to be $25 million to $50 million. We expect working capital to be a source of operating cash flows for the full year of 2023 of approximately $150 million.

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

Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, South Africa, Serbia and Argentina, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, South African, Serbian and Argentinian subsidiaries, which are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At September 30, 2023, approximately $960 million of net assets, including approximately $226 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China, South Africa, Serbia and Argentina have not adversely impacted our ability to make transfers out of those countries.

Operating Activities

Net cash used for operating activities was $204 million in the first nine months of 2023, compared to net cash used for operating activities of $627 million in the first nine months of 2022. The $423 million improvement in net cash used for operating activities was primarily due to a decrease in cash used for working capital of $969 million, partially offset by lower earnings in our SBU's of $455 million, higher cash tax payments of $18 million and higher pension contributions and direct payments of $9 million.

The net improvement in cash used for working capital reflects an increase in cash provided by Inventory of $2,043 million and a decrease in cash used for Accounts Receivable of $564 million, partially offset by an increase in cash used for Accounts Payable — Trade of $1,638 million. These changes were driven by the impact of reduced production to address softening industry demand and prevent the buildup of excess inventory, as well as the impact of lower sales volume.

Investing Activities

Net cash used for investing activities was $818 million in the first nine months of 2023, compared to $648 million in the first nine months of 2022. Capital expenditures were $807 million in the first nine months of 2023, compared to $765 million in the first nine months of 2022. Investing activities in the first nine months of 2023 also included cash proceeds from sale and leaseback transactions of $73 million compared to $108 million of cash proceeds from a sale and leaseback transaction in the first nine months of 2022, net loans to TireHub of $61 million in the first nine months of 2023 compared to $16 million in the first nine months of 2022, and a year-over-year increase of $39 million in net securities acquired and redeemed. Beyond expenditures required to sustain our facilities, capital expenditures in 2023 and 2022 primarily related to the modernization and expansion of tire manufacturing facilities around the world.

Financing Activities

Net cash provided by financing activities was $774 million in the first nine months of 2023, compared to net cash provided by financing activities of $1,500 million in the first nine months of 2022. Financing activities in the first nine months of 2023 included net borrowings of $787 million. Financing activities in the first nine months of 2022 included net borrowings of $1,500 million.

Credit Sources

In aggregate, we had total credit arrangements of $11,624 million available at September 30, 2023, of which $3,077 million were unused, compared to $11,806 million available at December 31, 2022, of which $4,035 million were unused. At September 30, 2023, we had long term credit arrangements totaling $10,956 million, of which $2,774 million were unused, compared to $10,925 million and $3,566 million, respectively, at December 31, 2022. At September 30, 2023, we had short term committed and uncommitted credit arrangements totaling $668 million, of which $303 million were unused, compared to $881 million and $469 million, respectively, at December 31, 2022. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.

Outstanding Notes

At September 30, 2023, we had $5,554 million of outstanding notes compared to $5,560 million at December 31, 2022.

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

Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks in an amount not to exceed $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we would be required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of September 30, 2023, our borrowing base was above the facility's stated amount of $2.75 billion.

At September 30, 2023, we had $790 million of borrowings and $1 million of letters of credit issued under the revolving credit facility. At December 31, 2022, we had no borrowings and $3 million of letters of credit issued under the revolving credit facility.

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

At September 30, 2023, there were $191 million (€180 million) of borrowings outstanding under the German tranche, $339 million (€320 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility. At December 31, 2022, there were no borrowings outstanding under the German tranche, $374 million (€350 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility.

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

Accounts Receivable Securitization Facilities (On-Balance Sheet)

GEBV and certain other of our European subsidiaries are parties to a pan-European accounts receivable securitization facility that expires in 2027. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €30 million and not more than €450 million. For the period from October 20, 2022 through October 18, 2023, the designated maximum amount of the facility was €300 million. For the period from October 19, 2023 through October 16, 2024, the designated maximum amount of the facility will remain €300 million.

The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GEBV subsidiaries. These subsidiaries retain servicing responsibilities. Utilization under this facility is based on eligible receivable balances.

The funding commitments under the facility will expire upon the earliest to occur of: (a) October 19, 2027, (b) the non-renewal and expiration (without substitution) of all of the back-up liquidity commitments, (c) the early termination of the facility according to its terms (generally upon an Early Amortisation Event (as defined in the facility), which includes, among other things, events similar to the events of default under our first lien revolving credit facility; certain tax law changes; or certain changes to law, regulation or accounting standards), or (d) our request for early termination of the facility. The facility’s current back-up liquidity commitments will expire on October 16, 2024.

At September 30, 2023, the amounts available and utilized under this program totaled $260 million (€245 million). At December 31, 2022, the amounts available and utilized under this program totaled $267 million (€250 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At September 30, 2023, the gross amount of receivables sold was $621 million, compared to $744 million at December 31, 2022.

Letters of Credit

At September 30, 2023, we had $219 million in letters of credit issued under bilateral letter of credit agreements and other foreign credit facilities. The majority of these letter of credit agreements are in lieu of security deposits.

Supplier Financing

We have entered into supplier finance programs with several financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers. We agree to pay the financial institutions the stated amount of the confirmed invoices from the designated suppliers on the original maturity dates of the invoices. Invoice payment terms can be up to 120 days based on industry norms for the specific item purchased. We do not pay any fees to the financial institutions for these programs. There are no assets pledged as security or other forms of guarantees associated with these agreements. These agreements allow our suppliers to sell their receivables to the financial institutions at the sole discretion of the suppliers and the financial institutions on terms that are negotiated among them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under the programs. The amount available under these programs was $872 million and $920 million at September 30, 2023 and December 31, 2022, respectively. The amounts confirmed to the financial institutions were $598 million and $710 million at September 30, 2023 and December 31, 2022, respectively, and are included in Accounts Payable — Trade in our Consolidated Balance Sheets. All activity related to these obligations is presented within operating activities on the Consolidated Statements of Cash Flows.

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

We have an additional financial covenant in our first lien revolving credit facility that is currently not applicable. We become subject to that financial covenant when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $275 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for the most recent period of four consecutive fiscal quarters. As of September 30, 2023, our unused availability under this facility of $1,959 million, plus our Available Cash of $255 million, totaled $2,214 million, which is in excess of $275 million.

In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first lien revolving credit facility that are described above and a financial covenant applicable only to GEBV and its subsidiaries. This financial covenant provides that we are not permitted to allow GEBV’s ratio of Consolidated Net GEBV Indebtedness to Consolidated GEBV EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net GEBV Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GEBV and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries, and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net GEBV Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At September 30, 2023, we were in compliance with this financial covenant.

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

At September 30, 2023, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.

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

We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During the first nine months of 2023, we did not repurchase any shares from employees.

The restrictions imposed by our credit facilities and indentures are not expected to significantly affect our ability to pay dividends or repurchase our capital stock in the future.

Asset Dispositions

Historically, the restrictions on asset sales and sale and leaseback transactions imposed by our material indebtedness have not affected our ability to divest non-core businesses or assets, and those divestitures have not affected our ability to comply with those restrictions.

We may undertake additional asset sales and sale and leaseback transactions in the future. The restrictions imposed by our material indebtedness may require us to seek waivers or amendments of covenants or alternative sources of financing to proceed with future transactions. We cannot assure you that such waivers, amendments or alternative financing could be obtained, or if obtained, would be on terms acceptable to us.

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

	Summarized Balance Sheets
(In millions)	September 30, 2023	December 31, 2022
Total Current Assets(1)	$6,130	$5,657
Total Non-Current Assets	8,550	8,463

Total Current Liabilities	$2,908	$3,124
Total Non-Current Liabilities	9,249	8,594
(1)
Includes receivables due from Non-Guarantor Subsidiaries of $1,964 million and $1,499 million as of September 30, 2023 and December 31, 2022, respectively.

	Summarized Statements of Operations
(In millions)	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Net Sales	$8,294	$11,909
Cost of Goods Sold	7,076	9,769
Selling, Administrative and General Expense	1,101	1,511
Rationalizations	52	35
Interest Expense	354	358
Other (Income) Expense	(62)	(118)
Income (Loss) before Income Taxes(2)	$(227)	$354

Net Income (Loss)	$(177)	$300
Goodyear Net Income (Loss)	$(177)	$300
(2)
Includes income from intercompany transactions with Non-Guarantor Subsidiaries of $451 million for the nine months ended September 30, 2023, primarily from royalties, intercompany product sales, dividends and interest, and $577 million for the year ended December 31, 2022, primarily from royalties, dividends, interest and intercompany product sales.

CRITICAL ACCOUNTING POLICIES

Goodwill and Intangible Assets. Goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if an indicator of impairment is present. Intangible assets with finite lives are amortized over their useful lives and are reviewed for impairment whenever events or circumstances warrant such review. Goodwill and intangible assets would be written down to fair value if considered impaired. Goodwill and Intangible Assets totaled $1,010 million and $975 million, respectively, at September 30, 2023, compared to $1,014 million and $1,004 million, respectively, at December 31, 2022. At September 30, 2023, the goodwill associated with reporting units in our Americas, EMEA and Asia Pacific segments was $724 million, $230 million and $56 million, respectively.

Goodwill and intangible assets with indefinite useful lives are not amortized but are assessed for impairment annually on October 31st with the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of the reporting unit or indefinite-lived intangible asset to its carrying value. In addition to the annual assessment, impairment evaluation is considered during interim quarters when events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. During our annual impairment assessment and in subsequent interim quarters, we review events that occur or circumstances that change, including the macroeconomic environment, our business performance and our market capitalization, to determine if a quantitative impairment assessment is necessary. We review our business performance and the macroeconomic environment against our recent expectations and evaluate book value compared to market capitalization, including fluctuations in our stock price, to determine if this could be an indicator of potential impairment. Consideration is given as to whether a fluctuation in our stock price is a result of current market conditions, due to a transitory event or an event that is expected to continue to affect us, or is consistent with our historical stock price volatility. We also consider these factors compared to the results of our most recent quantitative goodwill impairment assessment.

Under the qualitative assessment, we assess whether it is more likely than not (defined as a likelihood of more than 50%) that the fair value of our goodwill or indefinite-lived intangible assets is less than the respective carrying values. If it is more likely than not that an impairment exists, then a quantitative impairment assessment is performed. If under the quantitative assessment the fair value is less than the carrying value, an impairment loss will be recorded for the difference between the carrying value and the fair value. Under the quantitative assessment, we estimate the fair value of goodwill using the discounted cash flows of a reporting unit and using discounted cash flows following a relief-from-royalty method for indefinite-lived intangible assets. Forecasts of future cash flows are based on our best estimate of projected revenue and projected operating margin, based primarily on pricing, raw material costs, market share, industry outlook and general economic conditions. Cash flows are discounted using our weighted average cost of capital.

In the third quarter, we reduced the near-term and long-term outlook of our EMEA segment based on recent business performance and the industry outlook. As announced in the third quarter, we are reviewing various strategic actions to improve EMEA’s operations, including the approved rationalization and workforce reorganization plan. We viewed these events as potential triggering events and performed a quantitative analysis of the fair value of the EMEA reporting unit. We determined the estimated fair value for the EMEA reporting unit based on discounted cash flow projections. The most critical assumptions used in the calculation of the fair value of the EMEA reporting unit are the projected revenue, projected operating margin and discount rate. Our forecast of future cash flows is based on our best estimate of projected revenue and projected operating margin, based primarily on pricing, raw material costs, market share, industry outlook, general economic conditions and strategic actions to improve EMEA’s operating margin, as described above. Based on our interim impairment test, EMEA had an estimated fair value that exceeded its carrying value, including goodwill, by approximately 15%.

The following table highlights the sensitivities of the EMEA reporting unit’s goodwill as of September 30, 2023:

EMEA Reporting Unit Goodwill
Assumption:
Approximate percentage by which the fair value exceeds the carrying value based on the interim impairment test	15%
Approximate percentage by which the fair value exceeds the carrying value if the discount rate were to increase by 0.5%	6%
Approximate percentage by which the fair value exceeds the carrying value if the projected operating margin were to decrease by 0.5%	0%
Approximate percentage by which the fair value exceeds the carrying value if the projected revenue were to decrease by 0.5%	12%

The fair value of the EMEA reporting unit’s goodwill is sensitive to differences between estimated and actual cash flows, including changes in the projected revenue, projected operating margin and discount rate used to evaluate the fair value of these assets. Although we believe our estimate of fair value is reasonable, the reporting unit’s future financial performance is dependent on our ability to execute our business plan and to successfully implement the aforementioned strategic actions which we expect will improve our long-term operating margin. If a reporting unit’s future financial performance falls below our expectations, there are adverse revisions to significant assumptions, or our market capitalization declines further or does not improve from the strategic actions we are implementing, this could be indicative that the fair values of each of our reporting units has declined below their carrying values, and therefore we may need to record a material, non-cash goodwill impairment charge in a future period.

At September 30, 2023, after evaluating macroeconomic conditions, our market capitalization and our current and future results of operations, we concluded that there were no triggering events and it was not more likely than not that the fair values of our reporting units within our Americas and Asia Pacific segments or indefinite-lived intangible assets were less than their respective carrying values and, therefore, did not have any impairment. Future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill and indefinite-lived intangible assets, including discount rates and cash flow projections, could result in significantly different estimates of the fair values. A significant reduction in the estimated fair values could result in impairment charges that could adversely affect our results of operations.

FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT

Certain information in this Form 10-Q (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:

•
if we do not successfully implement our cost reduction and rationalization actions and other strategic initiatives, including any initiatives resulting from the strategic and operational review of our business that we announced in July 2023, our operating results, financial condition and liquidity may be materially adversely affected;
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
•
we have a substantial amount of debt, which could restrict our growth, limit our ability to pursue strategic initiatives, place us at a competitive disadvantage or otherwise materially adversely affect our financial health;
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

Interest Rate Risk

We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At September 30, 2023, approximately 30% of our debt was at variable interest rates averaging 6.99%.

The following table presents information about long term fixed rate debt, excluding finance leases, at September 30, 2023:

(In millions)
Carrying amount — liability	$5,712
Fair value — liability	5,167
Pro forma fair value — liability	5,358

The pro forma information assumes a 100 basis point decrease in market interest rates at September 30, 2023, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.

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

The following table presents net foreign currency contract information at September 30, 2023:

(In millions)
Fair value — asset (liability)	$16
Pro forma decrease in fair value	(160)
Contract maturities	10/23-9/24

The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at September 30, 2023, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

Fair values are recognized on the Consolidated Balance Sheet at September 30, 2023 as follows:

(In millions)
Current asset (liability):
Accounts receivable	$33
Other current liabilities	(17)

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

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2023 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Asbestos Litigation

As reported in our Form 10-K for the year ended December 31, 2022, we were one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 37,200 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the first nine months of 2023, approximately 700 claims were filed against us and approximately 1,500 were settled or dismissed. The amounts expended on asbestos defense and claim resolution by us and our insurers during the first nine months of 2023 was $12 million. At September 30, 2023, there were approximately 36,400 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. Refer to Note to the Consolidated Financial Statements No. 12, Commitments and Contingent Liabilities, for additional information on asbestos litigation.

Reference is made to Item 3 of Part I of our 2022 Form 10-K and to Item I of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 for additional discussion of legal proceedings.

ITEM 1A. RISK FACTORS.

Refer to “Item 1A. Risk Factors” in our 2022 Form 10-K for a discussion of our risk factors.

ITEM 5. OTHER INFORMATION.

During the quarterly period ended September 30, 2023, none of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS.

Refer to the Index of Exhibits, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2023

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

The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	November 7, 2023	By	/s/ MARGARET V. SNYDER

Margaret V. Snyder, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the Principal Accounting Officer of the Registrant.)