Form 10-K
period 2023-12-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2024-02-13
CIK 42582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the common stock held by nonaffiliates of the registrant, computed by reference to the last sales price of such common stock as of the closing of trading on June 30, 2023, was approximately $3.9 billion.

Shares of Common Stock, Without Par Value, outstanding at January 31, 2024:

283,954,995

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 8, 2024 are incorporated by reference in Part III.

THE GOODYEAR TIRE & RUBBER COMPANY

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2023

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

We are one of the world’s leading manufacturers of tires, engaging in operations in most regions of the world. In 2023, our net sales were $20,066 million and Goodyear net loss was $689 million. We develop, manufacture, distribute and sell tires for most applications. We also manufacture and sell rubber-related chemicals for various applications. We are one of the world’s largest operators of commercial truck service and tire retreading centers. We operate approximately 950 retail outlets where we offer our products for sale to consumer and commercial customers and provide repair and other services. We manufacture our products in 55 manufacturing facilities in 22 countries, including the United States, and we have marketing operations in almost every country around the world. We employ approximately 71,000 full-time and temporary associates worldwide.

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

On November 15, 2023, following a comprehensive evaluation by the Strategic and Operational Review Committee of the Board of Directors, we announced a transformation plan, known as “Goodyear Forward,” that is intended to optimize our portfolio, deliver significant margin expansion and reduce leverage in order to drive sustainable, long-term shareholder value creation.

Goodyear Forward’s goals are to deliver: (1) gross proceeds in excess of $2 billion from portfolio optimization by pursuing strategic alternatives for our chemical business, the Dunlop brand and our off-the-road tire business, (2) cost reduction actions driving an annual, run-rate benefit of $1 billion by the end of 2025, (3) top line actions driving an annual, run-rate benefit of $300 million by the end of 2025, (4) segment operating income margin doubling to 10% by the end of 2025, and (5) improved leverage by the end of 2025.

GENERAL INFORMATION REGARDING OUR SEGMENTS

For the year ended December 31, 2023, we operated our business through three operating segments representing our regional tire businesses: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific.

Our principal business is the development, manufacture, distribution and sale of tires and related products and services worldwide. We manufacture and sell numerous lines of rubber tires for:

•
automobiles
•
trucks
•
buses
•
aircraft
•
motorcycles
•
earthmoving and mining equipment
•
farm implements
•
industrial equipment, and
•
various other applications.

In each case, our tires are offered for sale to vehicle manufacturers for mounting as original equipment (“OE”) and for replacement worldwide. We manufacture and sell tires under the Goodyear, Cooper, Dunlop, Kelly, Mastercraft, Roadmaster, Debica, Sava, Fulda, Mickey Thompson, Avon and Remington brands and various “house” brands, and the private-label brands of certain customers. In certain geographic areas we also:

•
retread truck, aviation and off-the-road ("OTR") tires,
•
manufacture and sell tread rubber and other tire retreading materials,
•
sell chemical products, and/or
•
provide automotive and commercial repair services and miscellaneous other products and services.

Our principal products are new tires for most applications. Approximately 86% of our sales in 2023, 86% in 2022 and 85% in 2021 were for tire units. Sales of chemical products to unaffiliated customers were 2% of our consolidated sales in 2023 and 3% in 2022 and 2021 (4%, 5% and 6% of Americas total sales in 2023, 2022 and 2021, respectively). The percentages of each segment’s sales attributable to tire units during the periods indicated were:

	Year Ended December 31,
Tire Unit Sales	2023	2022	2021
Americas	84%	84%	82%
Europe, Middle East and Africa	88	88	89
Asia Pacific	95	94	93

Each segment exports tires to other segments. The financial results of each segment exclude sales of tires exported to other segments, but include operating income derived from such transactions.

Goodyear does not include motorcycle, aviation or race tires in reported tire unit sales.

Tire unit sales for each segment during the periods indicated were:

GOODYEAR’S ANNUAL TIRE UNIT SALES — SEGMENT

	Year Ended December 31,
(In millions of tires)	2023	2022	2021
Americas	87.3	95.0	85.9
Europe, Middle East and Africa	49.9	55.1	52.7
Asia Pacific	36.1	34.4	30.7
Goodyear worldwide tire units	173.3	184.5	169.3

Our replacement and OE tire unit sales during the periods indicated were:

GOODYEAR’S ANNUAL TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2023	2022	2021
Replacement tire units	130.2	143.9	134.1
OE tire units	43.1	40.6	35.2
Goodyear worldwide tire units	173.3	184.5	169.3

New tires are sold under highly competitive conditions throughout the world. On a worldwide basis, we have two major competitors: Bridgestone (based in Japan) and Michelin (based in France). Other significant competitors include Continental, Hankook, Kumho, Nexen, Pirelli, Sumitomo, Toyo, Yokohama and various regional tire manufacturers.

We compete with other tire manufacturers on the basis of product design, performance, price and terms, reputation, warranty terms, customer service and consumer convenience. Goodyear, Cooper, Dunlop and Mickey Thompson branded tires enjoy a high recognition factor and have a reputation for performance and product design. The Kelly, Mastercraft, Roadmaster, Debica, Sava, Fulda, Avon and Remington brands and various house brand tire lines offered by us, and tires manufactured and sold by us to private brand customers, compete primarily on the basis of value and price.

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

Goodyear brand radial passenger tire lines sold throughout Americas include the Assurance family of product lines for the premium and mid-tier passenger and cross-over utility segments; the Eagle and EfficientGrip Performance families of product lines for the high-performance segment; the Wrangler family of product lines for the sport utility vehicle and light truck segments; as well as the WinterCommand and Ultra Grip family of winter tires. Cooper brand radial passenger tire lines sold throughout Americas include those sold under the Mastercraft and Mickey Thompson brands. Additionally, we offer Dunlop brand radial tire lines, including Signature and SP Sport for the passenger and performance segments; Grandtrek tires for the cross-over and sport utility vehicle and light truck segments; and SP Winter, Winter Maxx and Grandtrek tires for the winter tire segment. Americas also manufactures and sells several lines of Kelly brand radial tires for passenger cars and light trucks including the Kelly Edge A/S, Edge HP and Edge AT. Our Americas commercial business provides commercial truck tires, retreads, services and business solutions to trucking fleets. Cooper brand commercial tires sold throughout Americas include those sold under the Roadmaster brand. Americas also:

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

In 2023, Americas launched several new consumer tires under the Goodyear and Cooper brands, including the Goodyear Wrangler DuraTrac RT, the Goodyear Wrangler Boulder MT, the Goodyear EcoReady, the Cooper ProControl, the Cooper Cobra Instinct and the Cooper Discover Road+Trail AT. Americas' commercial business launched new tires under the Goodyear RangeMax line, providing a regional drive tire for emerging commercial electric vehicles and new premium retread products under the Fuel Max, ArmorMax and UrbanMax lines for both regional and extreme mixed service customers. Americas also launched new tires under the Cooper WorkSeries and SevereSeries lines for regional and mixed service commercial customers.

Markets and Other Information

Tire unit sales to replacement and OE customers served by Americas during the periods indicated were:

AMERICAS UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2023	2022	2021
Replacement tire units	73.2	80.5	72.6
OE tire units	14.1	14.5	13.3
Total tire units	87.3	95.0	85.9

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

EUROPE, MIDDLE EAST AND AFRICA

Europe, Middle East and Africa, our second largest segment in terms of revenue, develops, manufactures, distributes and sells tires for automobiles, trucks, buses, aircraft, motorcycles, and earthmoving, mining and industrial equipment throughout Europe, the Middle East and Africa under the Goodyear, Dunlop, Debica, Sava, Fulda, Cooper and Avon brands and other house brands, and sells tires to various export markets, primarily through intersegment sales. EMEA manufactures tires in fifteen plants in France, Germany, Luxembourg, Poland, Serbia, Slovenia, South Africa and Turkey. EMEA also:

•
sells aviation tires and manufactures and sells retreaded aviation tires,
•
provides various retreading and related services for truck and OTR tires, primarily for its commercial truck tire customers,
•
offers automotive repair services at Company-owned retail outlets, and
•
provides miscellaneous other products and services.

In 2023, EMEA launched a number of new consumer tires under the Goodyear, Dunlop, Debica, Sava and Fulda brands, including the Goodyear Ultra Grip Performance 3 for the winter high-performance segment, the Goodyear Efficient Grip Compact 2 for the summer segment and the Goodyear Ultra Grip Ice 3 for the Nordic ice segment. EMEA also enhanced its commercial tire portfolio in all product tiers. The Goodyear UrbanMax Commuter has been introduced to address the inter-city people mobility segment, while the Goodyear FuelMax Endurance range, providing better fuel efficiency and lower CO2 emissions across more applications, has been further extended to additional sizes.

Markets and Other Information

Tire unit sales to replacement and OE customers served by EMEA during the periods indicated were:

EUROPE, MIDDLE EAST AND AFRICA UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2023	2022	2021
Replacement tire units	36.8	43.0	41.7
OE tire units	13.1	12.1	11.0
Total tire units	49.9	55.1	52.7

EMEA is a significant supplier of tires to most vehicle manufacturers across the region.

EMEA’s primary competitors are Michelin, Bridgestone, Continental, Pirelli, several regional and local tire producers, and imports from other regions, primarily Asia.

Goodyear and Dunlop brand tires are sold for replacement in EMEA through various channels of distribution, principally independent multi-brand tire dealers. In some areas, Goodyear brand tires, as well as Dunlop, Debica, Sava, Fulda, Cooper and Avon brand tires, are distributed through independent dealers, regional distributors and retail outlets, of which approximately 40 are owned by Goodyear.

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

In 2023, Asia Pacific released new consumer tires under the Goodyear brand for the premium on and off road market segment, including the Goodyear Wrangler DuraTrac RT, the Goodyear Eagle F1 Asymmetric 6 for the ultra-high performance segment, and the Goodyear Assurance MaxGuard for mainstream passenger vehicles.

Markets and Other Information

Tire unit sales to replacement and OE customers served by Asia Pacific during the periods indicated were:

ASIA PACIFIC UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2023	2022	2021
Replacement tire units	20.2	20.4	19.8
OE tire units	15.9	14.0	10.9
Total tire units	36.1	34.4	30.7

Asia Pacific’s major competitors are Bridgestone and Michelin along with many other global brands present in different parts of the region, including Continental, Dunlop, Hankook and a large number of regional and local tire producers.

Asia Pacific sells primarily Goodyear and Cooper brand tires throughout the region and also sells the Dunlop brand in Australia and New Zealand. Other brands of tires, such as Remington, Kelly and Mastercraft, are sold in smaller quantities. Tires are sold through a network of licensed and franchised retail stores and multi-brand retailers through a network of wholesale dealers as well as through an increasing number of on-line outlets. In Australia, we also operate a network of approximately 100 retail stores, primarily under the Beaurepaires brand. During 2023, we approved a rationalization plan in Asia Pacific to improve profitability in our Australia and New Zealand operations which is expected to lead to the sale or exit of these retail and fleet store locations.

GENERAL BUSINESS INFORMATION

Sources and Availability of Raw Materials

The principal raw materials used by Goodyear are synthetic and natural rubber. Synthetic rubber accounted for approximately 50% of all rubber consumed by us in 2023. Our plants located in Beaumont and Houston, Texas supply a major portion of our global synthetic rubber requirements. We purchase all of our requirements for natural rubber in the world market.

Other important raw materials and components we use are carbon black, steel cord, fabrics and petrochemical-based commodities. Substantially all of these raw materials and components are purchased from independent suppliers, except for certain chemicals we manufacture. We purchase most raw materials and components in significant quantities from several suppliers, except in those instances where only one or a few qualified sources are available. The inflationary cost pressures on raw materials that we experienced in 2022 and the first half of 2023 eased in the second half of 2023. We anticipate the continued availability of raw materials and components we will require during 2024, subject to spot shortages and unexpected disruptions caused by natural disasters, such as hurricanes, or other events.

Substantial quantities of fuel and other petrochemical-based commodities are used in the production of tires, synthetic rubber and other products. Supplies of such fuels and commodities have been and are expected to continue to be available to us in quantities sufficient to satisfy our anticipated requirements, subject to spot shortages.

Human Capital Management

At December 31, 2023, we employed approximately 71,000 full-time and temporary associates throughout the world, including approximately 39,700 associates covered under collective bargaining agreements. Approximately 5,300 of our associates in the

United States are covered by a master collective bargaining agreement between Goodyear and the United Steelworkers ("USW"), which expires in July 2026. Approximately 2,200 of our associates at our Texarkana and Findlay plants in the United States are covered by separate collective bargaining agreements with the USW, which expire in June 2024. In addition, approximately 800 of our associates in the United States are covered by other contracts with the USW and various other unions. Approximately 20,000 of our associates outside of the United States are covered by union contracts that currently have expired or that will expire in 2024, primarily in Luxembourg, Poland, Brazil, Mexico, China, Slovenia, Turkey, India and Serbia. Unions represent a major portion of our associates in the United States and Europe.

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

Patents and Trademarks

We own approximately 1,700 product, process and equipment patents issued by the United States Patent Office and approximately 4,400 patents issued or granted in other countries around the world. We have approximately 400 applications for United States patents pending and approximately 600 patent applications on file in other countries around the world. While such patents and patent applications as a group are important, we do not consider any patent or patent application to be of such importance that the loss or expiration thereof would materially affect Goodyear or any business segment.

We own, control or use approximately 1,600 different trademarks, including several using the word “Goodyear,” the word “Dunlop” or the word “Cooper.” Approximately 9,200 registrations and 300 pending applications worldwide protect these trademarks. While such trademarks as a group are important, the only trademarks we consider material to our business, or to the business of any of our segments, are those using the word “Goodyear” or the word “Cooper,” and with respect to certain of our international business segments, those using the word “Dunlop.” We believe our trademarks are valid and most are of unlimited duration as long as they are adequately protected and appropriately used.

Compliance with Government Regulations

We are subject to extensive regulation under environmental and occupational safety and health laws and regulations worldwide. These laws and regulations relate to, among other things, air emissions, discharges to surface and underground waters, the generation, handling, storage, transportation and disposal of waste materials and hazardous substances, and workplace safety and health. We have several continuing programs designed to ensure compliance with foreign, federal, state and local environmental and occupational safety and health laws and regulations. We expect capital expenditures for pollution control facilities and occupational safety and health projects to be approximately $80 million in both 2024 and 2025.

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

Climate Change and Sustainability

We are committed to reaching net-zero greenhouse gas (GHG) emissions across our value chain by 2050 from a 2019 base year. In addition, we are committed to reducing absolute Scope 1 and 2 GHG emissions by 46% by 2030 from a 2019 base year, and absolute Scope 3 GHG emissions from purchased goods and services, fuel and energy-related activities and upstream transportation by 28% within the same timeframe. In 2023, our science-based near-term and net-zero GHG reduction targets were validated by the Science Based Targets initiative (SBTi).

Climate considerations continue to drive change in the transportation sector. Advanced forms of mobility—such as fleets, autonomous, connected, electric and sustainable vehicles—are transforming the tire industry and have the potential to make driving safer and more sustainable. Companies in the transportation sector are setting ambitious climate goals that require the support of the entire supply chain to achieve.

Additionally, we have established a robust process that uses internal and external insights to identify, assess and report climate-related risks and opportunities. The move to a low-carbon economy creates growth opportunities within the tire industry that we are well positioned to leverage through our continued innovation. We have a proven track record of producing tires for electric and autonomous vehicles, developing tires and rubber compounds that contribute to reduced GHG emissions by lowering rolling resistance and reducing tire weight, and providing fleet solution services that promote fuel efficiency. We maintain strong relationships with our supply chain partners which, coupled with our global scale, can be leveraged to either avoid or minimize climate-related supply chain disruptions.

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

Federal, state, local and foreign governments and regulatory agencies continue to consider various options and measures to control GHG emissions in response to climate change. We strive to comply with all applicable laws and regulations, carefully monitor our energy usage and GHG emissions, and set company-wide and facility-specific goals to reduce our operational impacts. As part of our commitment to reduce our operational impact, we continue to focus on reducing energy consumption and emissions in our factories and utilizing renewable energy sources. Goodyear has committed to using 100% renewable electricity in all manufacturing facilities by 2030 and 100% renewable energy in all manufacturing facilities by 2040.

We continue to focus on the resiliency of our supply chain by developing alternative, sustainable material sources and increasing our use of sustainable materials that deliver product performance while meeting our high standards of quality and safety. We also select suppliers that uphold fair working conditions, use sustainable harvesting practices and share our values. Our technology teams work to investigate and incorporate new technologies and materials, including renewable and recycled materials, into our products. Sustainable materials refers to a bio-based (defined as material of biological origin); renewable; or recycled (defined as material that has been reprocessed from recovered or reclaimed material); or one produced using or contributing to other practices designed to promote resource conservation and/or emissions reductions, including ISCC PLUS mass-balance (defined as a certification verifying our capability to track the amount and sustainability characteristics of circular and/or bio-based material in the value chain and attribute it based on verifiable bookkeeping).

In late 2023, we introduced the EcoReady, a commercially available consumer tire made with 70% sustainable materials. This tire is engineered with soybean oil to reduce petroleum-based oil, high-quality rice husk ash silica to help reduce waste going to landfill and sustainably sourced natural rubber. Goodyear has a goal to introduce the industry’s first 100% sustainable material tire by 2030.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below are: (1) the names and ages of all executive officers of the Company at February 13, 2024, (2) all positions with the Company presently held by each such person, and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Position(s) Held	Age

Mark W. Stewart	Chief Executive Officer and President	56

Mr. Stewart was named Chief Executive Officer and President on January 29, 2024. He is the principal executive officer of the Company. Mr. Stewart joined Goodyear from Stellantis N.V., a leading global automaker and provider of innovative mobility solutions, where he served as Chief Operating Officer of North America and a member of the Group Executive Council from December 2018 to January 2024.

Darren R. Wells	Executive Vice President and Chief Administrative Officer	58

Mr. Wells was named Executive Vice President and Chief Administrative Officer on January 1, 2023. Mr. Wells served as Goodyear’s Executive Vice President and Chief Financial Officer from September 2018 to December 31, 2022. Mr. Wells has announced his retirement effective February 29, 2024.

Christina L. Zamarro	Executive Vice President and Chief Financial Officer	52

Ms. Zamarro was named Executive Vice President and Chief Financial Officer on January 1, 2023. She is Goodyear’s principal financial officer. Ms. Zamarro joined Goodyear in 2007 and has served as Vice President, FP&A and Investor Relations (April 2018 to April 2020) and Vice President, Finance and Treasurer (May 2020 to December 31, 2022).

Stephen R. McClellan	President, Americas	58

Mr. McClellan was named President, Americas in January 2016. He is the executive officer responsible for Goodyear's operations in North, Central and South America. Mr. McClellan joined Goodyear in 1988. Mr. McClellan has announced his retirement effective April 1, 2024.

Christopher R. Delaney	President, Europe, Middle East and Africa	62

Mr. Delaney was named President, Europe, Middle East and Africa in September 2017. He is the executive officer responsible for Goodyear’s operations in Europe, the Middle East and Africa. Mr. Delaney joined Goodyear in 2015.

Nathaniel Madarang	President, Asia Pacific	53

Mr. Madarang was named President, Asia Pacific in March 2021. He is the executive officer responsible for Goodyear’s operations in Asia, Australia, New Zealand and the Western Pacific. Mr. Madarang joined Goodyear in 2008 and has served as Vice President, Finance, Asia Pacific (July 2018 to September 2019) and Managing Director, China (October 2019 to February 2021).

Laura P. Duda	Senior Vice President and Chief Communications Officer	54

Ms. Duda was named Senior Vice President and Chief Communications Officer in January 2019. She is the executive officer responsible for Goodyear’s communications activities worldwide. Ms. Duda joined Goodyear in 2016.

Christopher P. Helsel	Senior Vice President, Global Operations and Chief Technology Officer	58

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

David E. Phillips	Senior Vice President and General Counsel	48

Mr. Phillips was named Senior Vice President and General Counsel in June 2019. He is Goodyear's chief legal officer. Mr. Phillips joined Goodyear in 2011 and has served as Associate General Counsel, Americas (September 2016 to June 2019).

Name	Position(s) Held	Age

Gary S. VanderLind	Senior Vice President and Chief Human Resources Officer	61

Mr. VanderLind was named Senior Vice President and Chief Human Resources Officer in February 2019. He is the executive officer responsible for Goodyear’s global human resources activities. Mr. VanderLind joined Goodyear in 1985 and has served as Vice President, Human Resources - Americas (September 2016 to January 2019).

Margaret V. Snyder	Vice President and Controller	39

Ms. Snyder was named Vice President and Controller on March 31, 2023. She is Goodyear's principal accounting officer. Ms. Snyder joined Goodyear in 2020 and has served as Director, Corporate Accounting and Financial Reporting (April 2020 to November 2022) and Controller, Latin America (December 2022 to March 2023). Prior to joining Goodyear, Ms. Snyder was Senior Manager, Accounting & Auditing, at Ernst & Young LLP from October 2015 to April 2020.

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

Risks Related to Strategic Initiatives and Operations

If we do not successfully implement the Goodyear Forward plan and our other strategic initiatives, our operating results, financial condition and liquidity may be materially adversely affected.

On November 15, 2023, we announced a transformation plan, known as “Goodyear Forward,” that is intended to optimize our portfolio, deliver significant margin expansion and reduce leverage in order to drive sustainable and substantial shareholder value creation. We believe that the Goodyear Forward plan has ambitious, but achievable, goals. However, the successful implementation of the Goodyear Forward plan may face material challenges, including the ability of management and our employees to focus on implementing the Goodyear Forward plan as well as attending to our ongoing business; retaining key management and other employees; the possibility of faulty assumptions underlying the specific initiatives and goals included within the Goodyear Forward plan and the associated costs of implementing the plan; as well as potential unknown or unforeseen challenges, expenses or delays in implementing the Goodyear Forward plan. As a result, we cannot assure you that we will be able to successfully implement the cost reduction or top line actions in the Goodyear Forward plan or to realize or sustain the anticipated run-rate benefits within the time frames set out in the Goodyear Forward plan or at all.

In addition, our ability to successfully market and sell our chemical business, the Dunlop brand and our OTR tire business is subject to prevailing general and industry-specific economic conditions and certain financial, business and other factors beyond our control. We cannot assure you that we will be able to sell these assets or operations within the time frames set out in the Goodyear Forward plan or at all or, even if we were able to take such actions, that we could do so at prices and on terms that are acceptable to us.

If we are unable to successfully implement the actions set forth in the Goodyear Forward plan or other strategic initiatives, we may not be able to improve our operating results, including our operating margin, generate additional cash flow, or reduce our debt levels and leverage.

We believe that our manufacturing footprint is less cost-competitive than that of our principal competitors. To begin to address this competitive disadvantage, we are closing several high-cost manufacturing facilities and curtailing production of tires for declining, less profitable segments of the tire market. We are also undertaking significant capital investments in building, expanding and modernizing certain manufacturing facilities around the world to strengthen the competitiveness of our manufacturing footprint and increase production of premium, large-rim diameter consumer tires. In addition, plant closures, construction and modernization may temporarily disrupt our manufacturing operations and lead to temporary increases in our costs. The failure to implement successfully this or our other important strategic initiatives may materially adversely affect our operating results, financial condition and liquidity.

We are pursuing other important strategic initiatives, such as our innovation excellence, sales and marketing excellence and operational excellence initiatives. Our innovation excellence initiatives are designed to create leading technologies, products and services that anticipate the mobility and sustainability needs of consumers and fleets. Our sales and marketing excellence initiatives are intended to capture the value of our brands and grow our market share, helping our customers win in their markets and ensuring we are the preferred choice of consumers. Our operational excellence initiatives are aimed at improving our safety, quality and efficiency and creating an advantaged supply chain that delivers the right tire, to the right place, at the right time, at the right cost. If we fail to execute these initiatives successfully or if the assumptions used in developing the initiatives vary significantly from actual conditions, we may fail to achieve our financial goals.

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

Deterioration of global or regional economic conditions, including recession, financial instability, inflation, labor shortages or energy availability and costs (including fuel surcharges), could negatively impact our business and our results of operations. A prolonged economic downturn can adversely affect OE production levels and consumer spending habits on replacement tires, resulting in lower-than-expected net sales. Inflation, which has risen significantly, has and may continue to increase our operational costs, including labor, transportation and energy costs, and continued increases in interest rates in response to concerns about inflation may have the effect of further increasing economic uncertainty or creating recessionary economic conditions. As a result, instability and weakness of the U.S. and global economies, including due to recession, inflation, high unemployment, disruptions to financial markets, geopolitical events and public health crises, and the corresponding negative effects on consumer spending, may materially negatively affect our business and results of operations, including impairment charges relating to goodwill, intangible assets, investments and other long-lived assets.

Raw material, energy and transportation costs may materially adversely affect our operating results and financial condition.

Raw material, energy and transportation costs can be volatile. Inflationary cost pressures, among other factors, may cause increases in the prices of natural and synthetic rubber, carbon black and petrochemical-based commodities. Market conditions, including actions by competitors, or contractual obligations may prevent us from passing any such increased costs on to our customers through timely price increases. Additionally, increased demand for consumer products and supply chain disruptions as a result of global events, including disruptions to transportation routes, port congestion and container shortages, has led to inflationary cost pressures on transportation. Higher raw material, energy and transportation costs around the world may offset our efforts to reduce our cost structure. High demand for and/or limited availability of raw materials and other energy sources could result in declining margins and operating results and adversely affect our financial condition. The volatility of raw material costs may cause our margins, operating results and liquidity to fluctuate. In addition, lower raw material costs may put downward pressure on the price of tires, which could ultimately reduce our margins and adversely affect our results of operations. If the Company is unable to obtain adequate sources of raw materials, energy or transportation, its operations could be interrupted. In addition, fluctuations in the price of gasoline for consumers can affect driving and purchasing habits and impact demand for tires.

If we fail to extend or renegotiate significant collective bargaining contracts with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage or interruption, our business, results of operations, financial condition and liquidity could be materially adversely affected.

We are a party to collective bargaining contracts with our labor unions, which represent a significant number of our employees, including our collective bargaining agreements with the USW. Our primary collective bargaining agreement with the USW, which covers approximately 5,300 of our associates in the United States at December 31, 2023, expires in July 2026. Approximately 2,200 of our associates at our Texarkana and Findlay plants in the United States at December 31, 2023 are covered by separate collective bargaining agreements with the USW, which expire in June 2024. In addition, approximately 20,000 of our associates outside of the United States are covered by union contracts that have expired or are expiring in 2024, primarily in Luxembourg, Poland, Brazil, Mexico, China, Slovenia, Turkey, India and Serbia. Although we believe that our relations with our associates are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage or interruption, we could experience a significant disruption of, or inefficiencies in, our operations or incur higher labor costs, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

We suspended all shipments of tires to Russia during the first quarter of 2022 and discontinued our Russian operations in January 2023. The war between Russia and Ukraine has not had and is not expected to have a direct material impact on our financial results. Nonetheless, the ongoing conflict has aggravated already challenging macroeconomic trends, including global supply chain disruptions, higher costs for certain raw materials and higher energy and transportation costs. The conflict has led to increases in the cost of energy and the potential for energy shortages, especially in Europe. We have taken steps to offset the increased cost, but we cannot predict the degree to or the time period over which energy costs will increase.

In response to Russia’s invasion in Ukraine, a number of countries, including the United States, the United Kingdom and members of the European Union, have implemented economic sanctions on Russia and certain Russian enterprises and individuals. The conflict could result in further sanctions and embargoes, regional instability and potential retaliatory action by the Russian government, including cyber-attacks. While we continue to take actions to ensure the safety of our associates and the continuity of our business operations, the extent of the conflict’s impact on the global economy cannot be predicted, particularly if the conflict were to intensify or expand.

Financial difficulties, work stoppages, supply disruptions or economic conditions affecting our major customers, dealers or suppliers could harm our business.

Automotive vehicle production and global tire industry demand continues to be difficult to predict. Although sales to our OE customers accounted for approximately 17% of our net sales in 2023, demand for our products by OE customers and production levels at our facilities are impacted by automotive vehicle production. Automotive production and sales are highly cyclical and sensitive to general economic conditions and other factors, such as credit availability, interest rates, fuel prices, and consumer preference and confidence. Economic declines that result in a significant reduction in automotive production would have an adverse effect on our sales to OE customers. We may experience future declines in sales volume due to declines in new vehicle production and sales, the performance, discontinuation or sale of certain OE brands, platforms or programs, increased competition, or weakness in the demand for replacement tires, which could result in us incurring under-absorbed fixed costs at our production facilities or slowing the rate at which we are able to recover those costs. At various times, some regions around the world may be more particularly impacted by these factors than other regions.

Automotive production can also be affected by labor relation issues or shortages, financial difficulties or supply disruptions. Our OE customers could experience production disruptions resulting from their own or supplier labor, financial or supply difficulties. Such events may cause an OE customer to reduce or suspend vehicle production. Other customers, such as dealers, retailers or distributors, may experience similar disruptions to their operations. As a result, a customer could halt or significantly reduce purchases of our products, which would harm our results of operations, financial condition and liquidity. We cannot predict when customers will decide to increase or decrease inventory levels or whether new inventory levels will approximate historical inventory levels. Uncertainty and other unexpected fluctuations could have a material adverse effect on our business and financial condition.

Our suppliers could also experience production disruptions due to labor, financial, supply or transportation difficulties, or new environmental laws or stricter enforcement of existing environmental laws. Any such production disruptions may result in the unexpected closure of our suppliers' facilities or increases in the cost of our raw materials, which would adversely affect our results of operations and financial condition.

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

A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels and government regulations. Although we have not experienced any material labor shortages to date, we have observed an increasingly competitive labor market. The increasing competition for highly skilled and talented employees has resulted, and could in the future result, in higher compensation costs and could result in difficulties in maintaining a capable workforce. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have unintended negative effects, our business could be adversely affected. A sustained labor shortage, lack of skilled labor, increased turnover or labor cost inflation as a result of general macroeconomic factors could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, which could negatively affect our ability to efficiently operate our manufacturing and distribution facilities and overall business and have other adverse effects on our results of operations and financial condition.

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

There is also growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. In the event that issues related to such climate change have a negative effect on our business, we may be subjected to decreased availability or less favorable pricing for certain raw materials, including natural rubber. Natural disasters and extreme weather conditions may also disrupt the productivity of our facilities, our supply chain or the operations of our customers. If the frequency or severity of extreme weather and natural disasters increases over time, we may experience a greater number of losses at certain of our facilities. Such losses could lead to an increase in the deductibles or cost of insurance for those facilities, a reduction of insurance available to us, or the unavailability of insurance on terms that are acceptable to us.

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

We have a substantial amount of debt. As of December 31, 2023, our debt (including finance leases) on a consolidated basis was approximately $7.6 billion. Our substantial amount of debt and other obligations could have important consequences. For example, it could:

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

The agreements governing our secured credit facilities, senior unsecured notes and our other outstanding indebtedness impose significant operating and financial restrictions on us. These restrictions may affect our ability to operate our business or implement strategic initiatives, such as the Goodyear Forward plan, and may limit our ability to take advantage of potential business opportunities as they arise. These restrictions limit our ability to, among other things:

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

Certain of the strategic alternatives that we may pursue for our chemical business, the Dunlop brand or our OTR tire business may, depending on the terms of any particular transaction, require a waiver or an amendment of our credit facilities. We cannot assure you that we will be able to obtain waivers from our lenders or amend the relevant covenants in our credit facilities.

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

Certain of our borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require us to use more of our available cash to service our indebtedness. There can also be no assurance that we will be able to enter into swap agreements or other hedging arrangements in the future if we desire to do so, or that any existing or future hedging arrangements will offset increases in interest rates. As of December 31, 2023, we had approximately $1.5 billion of variable rate debt outstanding.

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

We collect and store sensitive data, including intellectual property, proprietary business information and the proprietary business information of our customers and suppliers, as well as personally identifiable information of our customers and associates, in data centers and on IT networks.

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

Our well-known and trusted brand names are a key competitive advantage. We believe that our future success depends, in part, on preserving, enhancing, and leveraging the value of our brands and executing our brand strategies, which are designed to drive end-user demand for our products. A decline in the reputation of one or more of our brands as a result of deficiencies or defects in the design or manufacture of our products, or from legal proceedings, product recalls or warranty claims resulting from such deficiencies or defects, may harm our reputation, reduce demand for our products and adversely affect our business.

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

We have significant deferred tax assets. We must generate sufficient earnings of the appropriate character in order to utilize our deferred tax assets. If our earnings remain flat or decline over an extended period of time, we may not be able to utilize our deferred tax assets and we may need to record a valuation allowance against them that could materially adversely affect our results of operations in the period in which the valuation allowance is recorded.

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

The financial position and results of operations of many of our international subsidiaries are initially recorded in various foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our financial statements. The strengthening of the U.S. dollar against these foreign currencies ordinarily has a negative impact on our reported sales and operating margin (and conversely, the weakening of the U.S. dollar against these foreign currencies has a positive impact). For the year ended December 31, 2023, foreign currency translation unfavorably affected sales by $169 million and unfavorably affected segment operating income by $23 million compared to the year ended December 31, 2022. The volatility of currency exchange rates may materially adversely affect our operating results. For the year ended December 31, 2023, net foreign currency exchange losses were $87 million.

We may be impacted by economic and supply disruptions associated with events beyond our control, such as war, including the current conflicts between Russia and Ukraine and between Israel and Hamas, acts of terror, political unrest, public health concerns, labor disputes or natural disasters.

We manage businesses and facilities worldwide. Our facilities and operations, and the facilities and operations of our suppliers and customers, could be disrupted by events beyond our control, such as war, acts of terror, political unrest, public health concerns, labor disputes, or severe weather conditions or natural disasters. In addition, our operations could be adversely affected as a result of other disruptions at our facilities due to fire, electrical blackouts, power losses, telecommunications failures or other similar effects. Any such disruption could cause delays in the production and distribution of our products and the loss of sales and customers. We may not be insured against all such potential losses and, if insured, the insurance proceeds that we receive may not adequately compensate us for all of our losses. Such losses could lead to an increase in the deductibles or cost of insurance for those facilities, a reduction of insurance available to us, or the unavailability of insurance on terms that are acceptable to us.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Management is responsible for identifying, monitoring and mitigating the material risks facing the Company, including cybersecurity risks. The Board of Directors oversees management’s processes related to those risks. The Audit Committee of the Board of Directors is responsible for overseeing the risks associated with information technology and cybersecurity threats, and reports on its activities to the full Board following each committee meeting.

The Audit Committee exercises its risk oversight function by carefully evaluating information and cybersecurity reports they receive from management; assessing the priorities and roadmap of the cybersecurity program; and making inquiries of management with respect to areas of particular interest to the Board. Senior leadership, including our chief information officer (“CIO”) and our chief information security officer, periodically briefs the Audit Committee on our cybersecurity and information security programs and reviews cybersecurity incidents.

Our global information technology organization, led by our CIO, is responsible for our overall information security strategy, policies, operations and threat detection and response. Our current CIO has more than two decades of experience in positions of increasing authority at the Company. The global information technology organization manages and maintains the cybersecurity program with the goal of preventing, detecting and remediating incidents, and works to increase our system resilience to minimize the business impact should an incident occur. Our cybersecurity program is informed by the National Institute of Standards and Technology Cyber Security Framework (NIST-CSF). Consistent with that framework, our cybersecurity program addresses the need to identify, protect, detect, respond and recover from cyber risks. The process includes notification of potentially significant incidents to the Cybersecurity Disclosure Committee and the Audit Committee

of the Board, as appropriate. Our Cybersecurity Disclosure Committee is comprised of senior leadership across multiple functional areas and is responsible for reviewing and evaluating potentially significant cybersecurity incidents and for determining whether any notification or disclosure is required under applicable laws.

Third parties are also incorporated into our approach to cybersecurity. We engage third-party services to conduct evaluations of our security controls, whether through penetration testing, independent audits, cybersecurity maturity assessments or consulting on best practices to address current and new challenges. These evaluations include testing both the design and operational effectiveness of security controls.

We recognize a cybersecurity incident experienced by a supplier or joint venture partner could materially impact us. We assess third party cybersecurity controls as part of our third party IT risk due diligence and engage in cybersecurity consultant-led solution design reviews when integrating new tools or third parties. We contractually require third parties to report cybersecurity incidents to us so we can assess the impact of the incident and any necessary regulatory reporting obligations that may be required.

Notwithstanding our risk management efforts related to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material or other adverse effect on us. See Item 1A. “Risk Factors” for a discussion of our information technology and cybersecurity risks.

ITEM 2. PROPERTIES.

We manufacture our products in 55 manufacturing facilities located around the world, including 18 plants in the United States.

AMERICAS MANUFACTURING FACILITIES. Americas owns or leases and operates 28 manufacturing facilities in 7 countries, including:

•
16 tire plants,
•
4 chemical plants,
•
3 tire manufacturing equipment plants,
•
2 tire retread plants,
•
2 aviation retread plants, and
•
1 mix plant.

EUROPE, MIDDLE EAST AND AFRICA MANUFACTURING FACILITIES. EMEA owns or leases and operates 17 manufacturing facilities in 9 countries, including:

•
15 tire plants,
•
1 tire retread plant, and
•
1 aviation retread plant.

ASIA PACIFIC MANUFACTURING FACILITIES. Asia Pacific owns and operates 10 manufacturing facilities in 6 countries, including 9 tire plants and 1 aviation retread plant.

PLANT UTILIZATION. Our worldwide tire capacity utilization rate was approximately 81% during 2023 compared to approximately 89% in 2022 and 87% in 2021. Our utilization rate can vary significantly between product lines, depending on the complexity of the tires, and between consumer and commercial tires, and can also vary between business segments. The reported capacity utilization is an overall average for the Company. In addition to the impact of a storm on production at our tire manufacturing facility in Tupelo, Mississippi ("Tupelo"), we reduced utilization in 2023 to address softening industry demand and prevent the buildup of excess inventory.

OTHER FACILITIES. We also own and operate three research and development facilities and technical centers, three development centers, one innovation lab, and seven tire proving grounds. We lease our Corporate and Americas headquarters and our research and development facility and technical center in Akron, Ohio. We operate approximately 950 retail outlets for the sale of our tires to consumer and commercial customers, approximately 40 tire retreading facilities and approximately 300 warehouse distribution facilities. Substantially all of these facilities are leased. We do not consider any one of these leased properties to be material to our operations. For additional information regarding leased properties, refer to Notes to the Consolidated Financial Statements No. 14, Property, Plant and Equipment, and No. 15, Leases. Certain of our manufacturing facilities are mortgaged as collateral for our secured credit facilities. Refer to Note to the Consolidated Financial Statements No. 16, Financing Arrangements and Derivative Financial Instruments.

ITEM 3. LEGAL PROCEEDINGS.

Asbestos Litigation

We are currently one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 35,800 claimants at December 31, 2023 relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present at our facilities. We manufactured, among other things, rubber coated asbestos sheet gasket materials from 1914 through 1973 and aircraft brake assemblies containing asbestos materials prior to 1987. Some of the claimants are independent contractors or their employees who allege exposure to asbestos while working at certain of our facilities. It is expected that in a substantial portion of these cases there will be no evidence of exposure to a Goodyear manufactured product containing asbestos or asbestos in our facilities. The amount expended by us and our insurers on defense and claim resolution was $15 million during 2023. The plaintiffs in the pending cases allege that they were exposed to asbestos and, as a result of such exposure, suffer from various respiratory diseases, including in some cases mesothelioma and lung cancer. The plaintiffs are seeking unspecified actual and punitive damages and other relief. For additional information on asbestos litigation, refer to Note to the Consolidated Financial Statements No. 20, Commitments and Contingent Liabilities.

European Commission Antitrust Investigation

On January 30, 2024, the European Commission carried out unannounced inspections at the premises of companies active in the tire industry in several Member States in the European Union in connection with an investigation into potential violations of European Union antitrust rules with respect to new replacement tires for passenger cars, vans, trucks and busses sold in the European Economic Area. Goodyear was one of the companies that was inspected. We are cooperating with the European Commission’s investigation.

In addition, several civil lawsuits have been subsequently filed in the United States and elsewhere against companies active in the tire industry, including the Company, alleging violations of antitrust laws with respect to new replacement tires for passenger cars, vans, trucks and busses sold in the relevant jurisdictions, and similar additional lawsuits could be brought against us in the future. We intend to defend these lawsuits, the ultimate outcome of which cannot be predicted at this time.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The principal market for our common stock is the Nasdaq Global Select Market (Stock Exchange Symbol: GT). At December 31, 2023, there were 10,337 holders of record of the 283,786,263 shares of our common stock then outstanding.

Set forth in the table below is certain information regarding the number of shares of our common stock that were subject to outstanding stock options or other compensation plan awards at December 31, 2023.

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in Column (a))
	(a)
Equity compensation plans approved by shareholders	5,064,815	$17.74	18,710,713	(1)
Equity compensation plans not approved by shareholders	—	—	—
Total	5,064,815	$17.74	18,710,713

(1)
Under our equity compensation plans, up to a maximum of 1,718,593 performance shares in respect of performance periods ending on or subsequent to December 31, 2023, 103,492 shares of restricted stock and 1,402,131 restricted stock units have been awarded. In addition, up to 593 shares of common stock may be issued in respect of the deferred payout of awards made under our equity compensation plans. The number of performance shares indicated assumes the maximum possible payout that may be earned during the relevant performance periods.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All per share amounts are diluted and refer to Goodyear net income.

OVERVIEW

The Goodyear Tire & Rubber Company is one of the world’s leading manufacturers of tires, with one of the most recognizable brand names in the world and operations in most regions of the world. We have a broad global footprint with 55 manufacturing facilities in 22 countries, including the United States. We operate our business through three operating segments representing our regional tire businesses: Americas; Europe, Middle East and Africa ("EMEA"); and Asia Pacific.

This management's discussion and analysis provides comparisons of material changes in the consolidated financial statements for the years ended December 31, 2023 and 2022. For a comparison of the years ended December 31, 2022 and 2021, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2022.

On November 15, 2023, we announced a transformation plan, Goodyear Forward, that is intended to optimize our portfolio of products, deliver segment margin expansion and reduce our leverage in order to drive sustainable, long-term shareholder value creation. Optimization of our portfolio consists of a strategic review of three major asset groups: our chemical operations which produces synthetic rubber and other chemical products from four plants in our Americas segment, the Dunlop brand for which we own rights in certain markets throughout the world, but is primarily used in our EMEA segment, and our off-the-road tire product operations. Our plans for margin expansion include brand optimization and tiering to capitalize on premium tire pricing and volume and a reduction of our overall exposure related to lower-tiered products either through margin expansion or product line rationalization. Our plans for margin expansion also include a reduction of our cost structure by $1 billion, including actions related to our manufacturing footprint, plant optimization, further improvement of our purchasing leverage, reduction of Selling Administrative and General expenses (“SAG”) and improvements in our supply chain planning and logistics. We anticipate the accumulated benefit of these actions will improve our segment operating margin to 10% by the end of 2025.

As part of the Goodyear Forward transformation plan, on November 15, 2023, we approved a rationalization plan in EMEA to permanently close our Fulda, Germany tire manufacturing facility (“Fulda”) and our Fürstenwalde, Germany tire manufacturing facility (“Fürstenwalde”). This plan amends and replaces the plan that was previously approved on May 31, 2023 to permanently reduce production at Fulda by approximately 50%. The proposed actions would lead to a reduction of approximately 1,750 positions at Fulda and Fürstenwalde. We expect the closure of Fulda will be substantially complete in 2025 and the closure of Fürstenwalde will be substantially complete by the end of 2027. Relevant portions of the plan remain subject to consultation with employee representative bodies.

Additionally, as part of our transformation efforts, on September 5, 2023, we approved a rationalization and workforce reorganization plan in EMEA to improve our cost structure. The proposed actions would lead to a reduction of approximately 1,200 positions across multiple countries within EMEA while also creating approximately 500 new roles principally in our existing shared services organization in Romania, resulting in an overall net reduction of approximately 700 positions. In certain countries, relevant portions of the plan remain subject to consultation with employee representative bodies. We expect these actions will be substantially complete in 2025.

We anticipate the closure of Fulda and Fürstenwalde and the rationalization and workforce reorganization plan will improve EMEA’s segment operating income by achieving annual run rate savings of approximately $160 million by the end of 2025 and a full run rate savings of approximately $220 million by the end of 2027.

Results of Operations

During 2023, our operating results reflected the impact of the ongoing effects of inflation and increases in interest rates on the global economy. While global tire industry demand remains below 2019, the weakness in the replacement market we experienced during the first half of 2023 improved during the second half of the year. Industry volumes grew in several of our markets, including the U.S., where industry volume increased during the second half of the year. We saw continued improvement in demand from our OE customers throughout 2023, including growth in China. These trends can be seen in our operating results as operating margins improved for each of our segments during the second half of 2023, exceeding the margins achieved during the second half of 2022.

The inflationary cost pressures we experienced in the first half of 2023 eased in the second half as decreases in raw material and transportation costs offset inflation. However, cost pressures remain on wages and benefits as we continue to experience increased labor-related costs and manufacturing inefficiencies associated with the ongoing tight labor supply, particularly in the U.S. Additionally, energy costs remain elevated in EMEA, driven by the indirect impacts of the war in Ukraine.

During the second quarter of 2023, a severe storm in the U.S. significantly damaged and caused the temporary shut-down of our tire manufacturing facility and adjacent warehouse in Tupelo, Mississippi. The damage to Tupelo was significant; however, we were able to restart production earlier than expected and returned to full production in the beginning of the third quarter. We estimate the negative impact of the Tupelo storm on sales in Americas for 2023 was $110 million. We estimate that the negative impact on our earnings for 2023 was $69 million ($56 million after-tax and minority). The negative impact on our earnings for 2023 included $55 million in Americas segment operating income and $14 million of corporate expense for an insurance deductible.

During the third quarter of 2023, a fire significantly damaged a portion of the tire curing area and caused the temporary shutdown of our tire manufacturing facility in Debica, Poland (“Debica”). Tire production at Debica resumed in August at approximately 55% of capacity and is currently at approximately 70% of capacity. We estimate the negative impact on our earnings during 2023 was approximately $28 million ($24 million after-tax and minority), including $10 million of corporate expense for an insurance deductible and an $18 million impact on EMEA’s segment operating income, primarily comprised of fixed costs incurred during the plant shutdown and subsequent ramp-up. There was no significant impact from lost sales during 2023 as a result of leveraging existing inventory and increasing production at other facilities.

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

During 2023, in order to address softening industry demand and prevent the buildup of excess inventory, we reduced production at many of our tire manufacturing facilities, resulting in a reduction of 14.2 million units compared to production in 2022, primarily in Americas and EMEA. Decisions to change production levels in the future will be based on an evaluation of market demand signals and inventory and supply levels, as well as the availability of sufficient qualified labor.

Our results for 2023 include a 6.1% decrease in tire unit shipments compared to 2022, primarily due to lower global replacement tire volume, partially offset by growth in OE, primarily in Asia Pacific and EMEA. In 2023, we realized approximately $394 million of additional costs related to inflation and other cost pressures.

Net sales were $20,066 million in 2023, compared to $20,805 million in 2022. Net sales decreased in 2023 due to lower tire volume, primarily in Americas and EMEA, partially offset by higher tire volume in Asia Pacific, unfavorable foreign currency translation, driven by the strengthening of the U.S. dollar, a decrease in sales in other tire-related businesses, primarily related to a decrease in third-party chemical sales in Americas and retread sales in EMEA, partially offset by higher global aviation sales and growth in EMEA's Fleet Solutions, and the negative impact of the Tupelo storm on sales. These decreases were partially offset by global improvements in price and product mix.

Goodyear net loss in 2023 was $689 million, or $2.42 per share, compared to net income of $202 million, or $0.71 per share, in 2022. The change in Goodyear net income (loss) was primarily due to higher rationalization charges, lower segment operating income, a non-cash goodwill impairment charge, higher interest expense and higher other expense. These decreases were partially offset by lower U.S. and Foreign Tax Expense driven by the pre-tax loss.

Our total segment operating income for 2023 was $968 million, compared to $1,276 million in 2022. The $308 million decrease was primarily due to increased conversion costs of $599 million driven by the effect of decreased tire production on fixed cost absorption, inflation and higher energy costs, lower tire volume of $250 million, primarily in Americas and EMEA, a $55 million negative impact due to the Tupelo storm, an increase in SAG of $30 million, unfavorable foreign currency translation of $23 million driven by the strengthening of the U.S. dollar, and an $18 million negative impact due to the Debica fire. These decreases were partially offset by global improvements in price and product mix of $579 million, lower raw material costs of $67 million, and lower research and development costs of $25 million. Refer to "Results of Operations — Segment Information" for additional information.

Liquidity

At December 31, 2023, we had $902 million of Cash and Cash Equivalents as well as $4,247 million of unused availability under our various credit agreements, compared to $1,227 million and $4,035 million, respectively, at December 31, 2022. The decrease in cash and cash equivalents of $325 million was primarily due to capital expenditures of $1,050 million, net debt repayment of $343 million and loans to TireHub, LLC of $79 million, partially offset by cash provided by operating activities of $1,032 million and cash proceeds from asset sales of $115 million, primarily related to sale and leaseback transactions in Americas. Cash provided by operating activities reflects the net loss for the period of $687 million, which includes non-cash charges for depreciation and amortization of $1,001 million, non-cash rationalization charges of $502 million and a non-cash goodwill impairment charge of $230 million, partially offset by a non-cash gain on asset sales of $104 million, primarily related to the Americas sale and leaseback transactions. Operating activities also includes cash provided by working capital of $299 million, partially offset by rationalization payments of $99 million and pension contributions of $54 million. Refer to "Liquidity and Capital Resources" for additional information.

Outlook

In November 2023, we announced a transformation plan, Goodyear Forward, to optimize our portfolio, deliver significant margin expansion and reduce leverage to drive substantial shareholder value creation. During 2023, we began laying the foundation to drive the execution of that plan. We expect this plan to benefit segment operating income by approximately $350 million in 2024.

In the first quarter of 2024, we expect our tire volume will be down slightly, driven by consumer and commercial replacement in Americas and EMEA. This volume decrease will be partially offset by growth in Asia Pacific replacement and OE volume, driven by the continued benefits of new OE fitment wins.

We expect our raw material costs to be lower by approximately $245 million in the first quarter of 2024 compared to the first quarter of 2023. We anticipate price and product mix, when netted with the lower raw material costs, will be a benefit of approximately $115 million in the first quarter of 2024. Price and product mix are expected to reflect lower selling prices to customers with contractual raw material index adjustments and the continuing negative impact of lower commercial tire volume. Natural and synthetic rubber prices and other commodity prices historically have been volatile, and our raw material costs could change based on future cost fluctuations and changes in foreign exchange rates. We continue to focus on price and product mix, to substitute lower cost materials where possible, to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials to minimize the impact of higher raw material costs.

Additionally, we expect cost pressures to persist in the first quarter of 2024. We expect the negative impact on segment operating income from non-raw material inflation and other costs will be approximately $25 million compared with the first quarter of 2023. Separate from the impact of inflation on our first quarter 2024 results, we expect savings of approximately $50 million from initiatives underway as part of our Goodyear Forward plan. We also expect the lower production levels in the fourth quarter of 2023 as a result of the fire in Debica will negatively impact our EMEA segment operating results by approximately $15 million in the first quarter of 2024.

We continue to focus on actions to offset costs other than raw materials through cost savings initiatives, including initiatives related to the Goodyear Forward plan, rationalization actions, and improvements in price and product mix. For the full year of 2024, we anticipate incurring approximately $100 million of advisory, legal and consulting fees and other costs associated with asset sales in connection with our Goodyear Forward plan.

For the full year of 2024, we expect working capital to be flat as compared to 2023. We anticipate our capital expenditures will be $1.2 billion to $1.3 billion, excluding repairs related to the Tupelo tornado and the Debica fire, which we expect to be funded by insurance claim recoveries. We anticipate our cash flows will include rationalization payments of approximately $300 million, as we continue to implement elements of our Goodyear Forward plan and improve our cost structure.

Refer to "Item 1A. Risk Factors" for a discussion of the factors that may impact our business, results of operations, financial condition or liquidity and "Forward-Looking Information — Safe Harbor Statement" for a discussion of our use of forward-looking statements.

RESULTS OF OPERATIONS — CONSOLIDATED

Goodyear net loss in 2023 was $689 million, or $2.42 per share, compared to net income of $202 million, or $0.71 per share, in 2022. The change in Goodyear net income (loss) was primarily due to higher rationalization charges, lower segment operating income, a non-cash goodwill impairment charge, higher interest expense and higher other expense. These decreases were partially offset by lower U.S. and Foreign Tax Expense driven by the pre-tax loss.

Net Sales

Net sales in 2023 of $20,066 million decreased $739 million, or 3.6%, compared to $20,805 million in 2022, primarily due to lower tire volume of $1,053 million, representing lower tire volume in Americas and EMEA, partially offset by higher tire volume in Asia Pacific, unfavorable foreign currency translation of $169 million, driven by the strengthening of the U.S. dollar, a decrease in sales in other tire-related businesses of $110 million, primarily due to a decrease in third-party chemical sales in Americas and lower retread sales in EMEA, partially offset by higher global aviation sales and growth in EMEA's Fleet Solutions, and the unfavorable impact of the Tupelo storm of $110 million. These decreases were partially offset by global improvements in price and product mix of $696 million. Goodyear worldwide tire unit net sales were $17,288 million and $17,886 million in 2023 and 2022, respectively. Consumer and commercial net sales were $12,894 million and $3,731 million in 2023, respectively. Consumer and commercial net sales were $13,163 million and $4,205 million in 2022, respectively.

The following table presents our tire unit sales for the periods indicated:

	Year Ended December 31,
(In millions of tires)	2023	2022	% Change
Replacement Units
United States	58.1	62.3	(6.7)%
International	72.1	81.6	(11.6)%
Total	130.2	143.9	(9.5)%
OE Units
United States	9.4	10.3	(8.7)%
International	33.7	30.3	11.2%
Total	43.1	40.6	6.3%
Goodyear worldwide tire units	173.3	184.5	(6.1)%

The decrease in worldwide tire unit sales of 11.2 million units, or 6.1%, compared to 2022, included a decrease of 13.7 million replacement tire units, or 9.5%, reflecting decreases in each region. OE tire units increased by 2.5 million units, or 6.3%, reflecting share gains from new OE fitments in Asia Pacific and EMEA and continued recovery of OE vehicle production in 2023. Consumer and commercial unit sales in 2023 were 159.4 million and 12.1 million, respectively. Consumer and commercial unit sales in 2022 were 169.0 million and 13.6 million, respectively.

Cost of Goods Sold

Cost of Goods Sold ("CGS") was $16,557 million in 2023, decreasing $396 million, or 2.3%, from $16,953 million in 2022. CGS was 82.5% of sales in 2023 compared to 81.5% of sales in 2022. CGS in 2023 decreased primarily due to lower tire volume of $803 million, lower costs in other tire-related businesses of $136 million, driven by a decrease in third-party chemical sales in Americas, foreign currency translation of $129 million, driven by the strengthening of the U.S. dollar, lower raw material costs of $67 million, primarily in Americas, a $55 million net reduction as a result of the Tupelo storm, and a $5 million ($4 million after-tax and minority) reversal of a portion of the estimated cleanup costs associated with the permanent closure of Gadsden. These decreases were partially offset by higher conversion costs of $599 million driven by the effect of decreased tire production on fixed cost absorption, inflation and higher energy costs, higher costs related to product mix of $117 million, primarily in Americas, an increase in accelerated depreciation and asset write-offs of $37 million primarily for rationalization activities, and a $7 million ($5 million after-tax and minority) estimated cleanup charge associated with a previously closed Goodyear location.

CGS in 2023 included pension expense of $15 million compared to $22 million in 2022. CGS in 2023 also included the favorable impact of a successful legal claim of $3 million ($3 million after-tax and minority) related to a 2005 warehouse fire in Spain. CGS in 2022 also included a gain of $7 million ($6 million after-tax and minority) in Americas related to insurance recoveries.

Selling, Administrative and General Expense

SAG was $2,814 million in 2023, increasing $16 million, or 0.6%, from $2,798 million in 2022. SAG was 14.0% of sales in 2023 compared to 13.4% of sales in 2022. SAG increased primarily due to the impact of inflation on costs and $35 million ($26 million after-tax and minority) of costs related to the Goodyear Forward plan, primarily consisting of advisory, legal and consulting fees incurred to support development and execution of the plan, including costs associated with planned asset sales. These increases were partially offset by lower advertising costs of $28 million, lower accelerated depreciation and asset write-off charges of $28 million, foreign currency translation of $17 million, primarily in EMEA and Asia Pacific, driven by the strengthening of the U.S. dollar, and recoveries of previously written-off accounts receivable and other assets related to our exited business in Russia of $10 million. SAG in 2023 included pension expense of $11 million compared to $15 million in 2022. SAG in 2023 included incremental savings from rationalization plans of $50 million compared to $12 million in 2022.

CGS and SAG in 2023 included $46 million ($42 million after-tax and minority) of accelerated depreciation and asset write-offs and $10 million ($10 million after-tax and minority) of recoveries of previously written-off accounts receivable and other assets related to our exited business in Russia, respectively, which related to rationalization activities.

CGS and SAG in 2022 included $9 million and $28 million, respectively, of accelerated depreciation and asset write-offs, of which $30 million ($27 million after-tax and minority) related to rationalization activities.

Rationalizations

We recorded net rationalization charges of $502 million ($436 million after-tax and minority) in 2023. Net rationalization charges include $250 million related to the proposed plan to close Fulda and Fürstenwalde, $166 million for the proposed rationalization and workforce reorganization plan in EMEA, $21 million for the plan to improve profitability in our Australia and New Zealand operations, and $18 million related to the plan to streamline our EMEA distribution network.

We recorded net rationalization charges of $129 million ($120 million after-tax and minority) in 2022. Net rationalization charges include $37 million for the plan primarily to reduce salaried staff globally, $34 million for the plan to close Cooper Tire's Melksham, United Kingdom facility, $24 million for a plan to reduce duplicative global SAG headcount and close redundant warehouse locations in Americas as part of the integration of Cooper Tire, $16 million related to the permanent closure of our tire manufacturing facility in Gadsden, Alabama, and $14 million related to the exit of our retail operations in South Africa.

Upon completion of new plans initiated in 2023, we estimate that annual segment operating income will improve by approximately $320 million (approximately $200 million SAG and approximately $120 million CGS). The savings realized in 2023 from rationalization plans totaled approximately $50 million (primarily SAG).

For further information, refer to Note to the Consolidated Financial Statements No. 4, Costs Associated with Rationalization Programs.

Goodwill Impairment

During 2023, we recorded a non-cash impairment charge of $230 million ($216 million after-tax and minority) to write off all of the goodwill of our EMEA reporting unit. For further information, refer to "Critical Accounting Policies - Goodwill and Intangible Assets" and Notes to the Consolidated Financial Statements No. 12, Goodwill and Intangible Assets, in this Form 10-K.

Interest Expense

Interest expense was $532 million in 2023, increasing $81 million from $451 million in 2022. The increase was primarily due to a higher average debt balance of $8,561 million in 2023 compared to $8,266 million in 2022 and a higher average interest rate of 6.21% in 2023 compared to 5.46% in 2022.

Other (Income) Expense

Other (Income) Expense was $108 million and $75 million of expense in 2023 and 2022, respectively. The $33 million increase in expense was primarily due to a $75 million net increase in foreign currency exchange losses, primarily due to the weakening of the Argentine peso, partially offset by an increase in interest income of $50 million, primarily in Argentina, and a $19 million increase in fees related to accounts receivable factoring programs driven by higher interest rates. Additionally, the change in Other (Income) Expense reflects $31 million ($24 million after-tax and minority) of expense in 2023 for non-indemnified costs for product liability claims related to products manufactured by a formerly consolidated joint venture entity and net gains on asset and other sales in 2023 of $94 million ($69 million after-tax and minority), primarily related to sale and leaseback transactions in Americas, compared to a gain of $115 million ($87 million after-tax and minority) in 2022, primarily related to a sale and leaseback transaction in Americas. These increases were partially offset by a net decrease in non-service related pension and other postretirement benefits cost of $30 million primarily due to lower pension settlement charges of $40 million ($30 million after-tax and minority) in 2023 compared to pension settlement charges of $124 million ($93 million after-tax and minority) in 2022, partially offset by an increase in net periodic cost due to higher interest rates, and $5 million ($5 million after-tax and minority) of income for the write-off of accumulated foreign currency translation related to our exited business in Russia. Other (Income) Expense in 2023 includes $11 million ($8 million after-tax and minority) of income related to a favorable court decision setting aside a previous unfavorable verdict on intellectual property-related legal claims. The impact of that verdict and other fees in 2022 related to these claims was $15 million of expense ($11 after-tax and minority).

For further information, refer to Note to the Consolidated Financial Statements No. 6, Other (Income) Expense.

Income Taxes

Income tax expense in 2023 was $10 million on a loss before income taxes of $677 million. In 2023, income tax expense includes net discrete tax benefits totaling $9 million ($10 million after minority interest), primarily related to additional prior year withholding tax creditable in the U.S. as a result of a tax law change.

Income tax expense in 2022 was $190 million on income before income taxes of $399 million. In 2022, income tax expense includes net discrete tax expense totaling $23 million ($23 million after minority interest), including a charge of $14 million to write off deferred tax assets related to tax loss carryforwards in the U.K. and a charge of $11 million to establish a full valuation allowance on our net deferred tax assets in Russia, partially offset by a net benefit of $2 million for various other items.

The difference between our effective tax rate and the U.S. statutory rate of 21% for both 2023 and 2022 primarily relates to losses in certain foreign jurisdictions in which no tax benefits are recorded, income in certain foreign jurisdictions taxed at rates higher than the U.S. statutory rate, and the discrete items described above.

At December 31, 2023 and December 31, 2022, we had approximately $1.2 billion and $1.1 billion of U.S. federal, state and local net deferred tax assets, respectively, inclusive of valuation allowances totaling $22 million and $26 million in each period, respectively, primarily for state tax loss carryforwards with limited lives. As of December 31, 2023, approximately $1.0 billion of these U.S. net deferred tax assets have unlimited lives and approximately $200 million have limited lives, including $22 million of foreign tax credits, and the majority do not start to expire until 2031. As of December 31, 2022, approximately $700 million of these U.S. net deferred tax assets had unlimited lives and approximately $400 million had limited lives, including $230 million of foreign tax credits, and had expiration dates between 2023 and 2042. In the U.S., as of December 31, 2023, we emerged from a three-year cumulative loss which was driven by business disruptions created by the COVID-19 pandemic. Our U.S. cumulative income for the three-years ended December 31, 2023 is primarily a result of gains from other comprehensive income rather than consistently profitable U.S. operating results. Our 2023 U.S. operating results in the first six months of the year were negatively impacted by lower sales volumes due to commercial replacement tire channel destocking, reduced consumer industry demand and the Tupelo storm. However, our second half of 2023 showed improvement and profitability in our U.S. operating results.

In assessing our ability to utilize our net deferred tax assets, we primarily considered objectively verifiable information, including the improvement in our U.S. operating results during the second half of 2023 as a result of improved tire volume and lower raw material and transportation costs compared to the first half of 2023. In addition, we consider our current forecasts of future profitability in assessing our ability to realize our deferred tax assets as well as the impact of tax planning strategies. These forecasts include the impact of recent trends and various macroeconomic factors such as the impact of raw material, transportation, labor and energy costs on our profitability. Our tax planning strategies include accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, repatriation of certain foreign royalty income, and other financing transactions, all of which would increase our domestic profitability.

We believe our improvement in U.S. operating results during the second half of 2023 and forecasts of future profitability provide us sufficient positive evidence to conclude that it is more likely than not that, at December 31, 2023, our U.S. net deferred tax assets will be fully utilized. However, macroeconomic factors such as raw material, transportation, labor and energy costs possess a high degree of volatility and can significantly impact our profitability. In addition, certain tax provisions, such as the annual interest expense limitation under Section 163(j) of the Internal Revenue Code of 1986, if amended, could impact our analysis of the realizability of our U.S. deferred tax assets. If our U.S. operating results significantly decline in the future, we may need to record a valuation allowance which could adversely impact our operating results. As such, we will closely monitor our U.S. operations as well as any tax law changes to assess the realizability of our U.S. deferred tax assets.

At December 31, 2023 and December 31, 2022, we also had approximately $1.5 billion and $1.2 billion of foreign net deferred tax assets, respectively, and related valuation allowances of approximately $1.2 billion and $1.0 billion, respectively. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of approximately $1.0 billion on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances on our foreign deferred tax assets having a significant impact on our financial position or results of operations will exist within the next twelve months.

For further information regarding income taxes and the realizability of our deferred tax assets, refer to "Critical Accounting Policies" and Note to the Consolidated Financial Statements No. 7, Income Taxes.

Minority Shareholders’ Net Income

Minority shareholders’ net income was $2 million in 2023, compared to $7 million in 2022.

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

Total segment operating income in 2023 was $968 million, a decrease of $308 million, or 24.1%, from $1,276 million in 2022. Total segment operating margin (segment operating income divided by segment sales) in 2023 was 4.8% compared to 6.1% in 2022.

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

Americas

	Year Ended December 31,
(In millions)	2023	2022	2021
Tire Units	87.3	95.0	85.9
Net Sales	$11,993	$12,766	$10,051
Operating Income	749	1,094	914
Operating Margin	6.2%	8.6%	9.1%

Americas unit sales in 2023 decreased 7.7 million units, or 8.0%, to 87.3 million units. Replacement tire volume decreased 7.3 million units, or 9.1%, primarily due to a decrease in our consumer business, driven by increased competitiveness in the U.S. market, the impact of the Tupelo storm, and lower share in Mexico and Brazil as a result of increased imports. OE tire volume decreased 0.4 million units, or 2.3%, primarily due to our commercial business, driven by reduced industry demand in the U.S.

Net sales in 2023 were $11,993 million, decreasing $773 million, or 6.1%, from $12,766 million in 2022. The decrease in net sales was primarily due to lower tire volume of $705 million, decreased sales in other tire-related businesses of $114 million, primarily due to lower third-party chemical sales, partially offset by higher aviation and retail sales, and the unfavorable impact of the Tupelo storm of $110 million. These decreases were partially offset by improvements in price and product mix of $121 million, driven by price increases, and favorable foreign currency translation of $32 million, primarily related to strengthening of the Mexican peso and the Brazilian real, partially offset by weakening in the Canadian dollar.

Operating income in 2023 was $749 million, decreasing $345 million, or 31.5%, from $1,094 million in 2022. The decrease in operating income was due to higher conversion costs of $327 million, driven by the effect of decreased tire production on fixed cost absorption and inflation, lower tire volume of $171 million, and a $55 million negative impact as a result of the Tupelo storm. These decreases were partially offset by lower raw material costs of $154 million, higher earnings in other tire-related businesses of $28 million, primarily due to higher aviation sales, partially offset by lower third-party chemical sales, lower SAG of $11 million, and improvements in price and product mix of $6 million. SAG includes incremental savings from rationalization plans of $36 million. Operating income in 2022 includes a gain of $7 million related to insurance recoveries from a plant fire.

Operating income in 2023 excluded net gains on asset sales of $104 million, primarily related to sale and leaseback transactions, net rationalization charges of $19 million, and accelerated depreciation and asset write-offs of $19 million. Operating income in 2022 excluded net gains on asset sales of $122 million, primarily related to a sale and leaseback transaction and a sale and exit of certain retail locations, and net rationalization charges of $32 million.

Americas' results are highly dependent upon the United States, which accounted for 83% of Americas' net sales in 2023 and 84% in 2022. Results of operations in the United States are expected to continue to have a significant impact on Americas' future performance.

Europe, Middle East and Africa

	Year Ended December 31,
(In millions)	2023	2022	2021
Tire Units	49.9	55.1	52.7
Net Sales	$5,606	$5,645	$5,243
Operating Income	17	61	239
Operating Margin	0.3%	1.1%	4.6%

Europe, Middle East and Africa unit sales in 2023 decreased 5.2 million units, or 9.5%, to 49.9 million units. Replacement tire volume decreased 6.2 million units, or 14.4%, primarily in our consumer business, reflecting the impacts of continued industry declines. OE tire volume increased 1.0 million units, or 7.9%, reflecting stabilization of OE production.

Net sales in 2023 were $5,606 million, decreasing $39 million, or 0.7%, from $5,645 million in 2022. The decrease in net sales was driven by lower tire volume of $458 million and unfavorable foreign currency translation of $97 million, driven by a weaker Turkish lira and South African rand, partially offset by a stronger euro and Polish zloty. These decreases were partially offset by improvements in price and product mix of $501 million, driven by price increases, and higher sales in other tire-related businesses of $14 million, primarily due to growth in Fleet Solutions, partially offset by lower retread and retail sales.

Operating income in 2023 was $17 million, decreasing $44 million, or 72.1%, from $61 million in 2022. The decrease in operating income was primarily due to higher conversion costs of $261 million, driven by inflation, the effect of decreased tire production on fixed cost absorption and higher energy costs, lower tire volume of $100 million, higher SAG of $42 million, primarily due to inflation and higher consulting costs, higher transportation costs of $29 million, unfavorable foreign currency translation of $18 million, $18 million as a result of the Debica fire, and lower earnings in other tire-related businesses of $6 million, primarily due to lower Fleet Solutions earnings. These decreases were partially offset by improvements in price and product mix of $496 million, which more than offset higher raw material costs of $78 million, and lower research and development costs of $12 million. SAG for 2023 includes incremental savings from rationalization plans of $15 million.

Operating income in 2023 excluded a non-cash goodwill impairment charge of $230 million, net rationalization charges of $409 million, accelerated depreciation of $27 million and recoveries of previously written-off accounts receivable and other assets of $10 million in Russia. Operating income in 2022 excluded net rationalization charges of $92 million and accelerated depreciation and asset write-offs of $20 million.

EMEA’s results are highly dependent upon Germany, which accounted for 15% of EMEA’s net sales in both 2023 and 2022. Results of operations in Germany are expected to continue to have a significant impact on EMEA’s future performance.

Asia Pacific

	Year Ended December 31,
(In millions)	2023	2022	2021
Tire Units	36.1	34.4	30.7
Net Sales	$2,467	$2,394	$2,184
Operating Income	202	121	135
Operating Margin	8.2%	5.1%	6.2%

Asia Pacific unit sales in 2023 increased 1.7 million units, or 4.9%, to 36.1 million units. OE tire volume increased 1.9 million units, or 13.8%, primarily driven by new consumer fitments in China and India. Replacement tire volume decreased 0.2 million units, or 1.2%, primarily in our consumer business, driven by decreased demand in most of our markets, partially offset by recovery in China.

Net sales in 2023 were $2,467 million, increasing $73 million, or 3.0%, from $2,394 million in 2022. Net sales increased due to higher tire volume of $110 million and improvements in price and product mix of $74 million, driven by price increases. These increases were partially offset by unfavorable foreign currency translation of $104 million, primarily related to the strengthening of the U.S. dollar.

Operating income in 2023 was $202 million, increasing $81 million, or 66.9%, from $121 million in 2022. The increase in operating income was primarily due to improvements in price and product mix of $77 million and higher tire volume of $21 million, partially offset by higher raw material costs of $9 million and unfavorable foreign currency translation of $9 million related to the strengthening of the U.S. dollar.

Operating income in 2023 excluded net rationalization charges of $25 million.

Asia Pacific’s results are highly dependent upon China and Australia. China accounted for 33% and 29% of Asia Pacific’s net sales in 2023 and 2022, respectively. Australia accounted for 21% and 24% of Asia Pacific’s net sales in 2023 and 2022, respectively. Results of operations in China and Australia are expected to continue to have a significant impact on Asia Pacific's future performance.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.

At December 31, 2023, we had $902 million of Cash and Cash Equivalents, compared to $1,227 million at December 31, 2022. The decrease in cash and cash equivalents of $325 million was primarily due to capital expenditures of $1,050 million, net debt repayment of $343 million and loans to TireHub, LLC of $79 million, partially offset by cash provided by operating activities of $1,032 million and cash proceeds from asset sales of $115 million, primarily related to the sale and leaseback transactions in Americas. Cash provided by operating activities reflects the net loss for the period of $687 million, which includes non-cash charges for depreciation and amortization of $1,001 million, non-cash rationalization charges of $502 million, a non-cash goodwill impairment charge of $230 million and a non-cash gain on asset sales of $104 million, primarily related to the Americas sale and leaseback transactions. Operating activities also include cash provided by working capital of $299 million, partially offset by rationalization payments of $99 million and pension contributions of $54 million.

At December 31, 2023 and 2022, we had $4,247 million and $4,035 million, respectively, of unused availability under our various credit agreements. The table below provides unused availability by our significant credit facilities as of December 31:

(In millions)	2023	2022
First lien revolving credit facility	$2,241	$2,747
European revolving credit facility	884	480
Chinese credit facilities	657	516
Mexican credit facility	116	—
Other foreign and domestic debt	349	292
	$4,247	$4,035

We expect our 2024 cash flow needs to include capital expenditures of $1.2 billion to $1.3 billion. We also expect interest expense to be $520 million to $540 million; rationalization payments to be approximately $300 million; income tax payments to be approximately $200 million, excluding one-time items; and contributions to our funded pension plans to be $25 million to $50 million. We expect working capital to be flat as compared to 2023.

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

Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, South Africa, Serbia and Argentina, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, South African, Serbian and Argentinian subsidiaries, which are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At December 31, 2023, approximately $875 million of net assets, including approximately $194 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China, South Africa, Serbia and Argentina have not adversely impacted our ability to make transfers out of those countries.

Cash Position

At December 31, 2023, significant concentrations of cash and cash equivalents held by our international subsidiaries included the following amounts:

•
$297 million or 33% in EMEA, primarily France, England and Poland ($361 million or 29% at December 31, 2022),
•
$244 million or 27% in Asia Pacific, primarily China, India and Australia ($301 million or 25% at December 31, 2022), and

•
$237 million or 26% in Americas, primarily Brazil, Mexico and Argentina ($316 million or 26% at December 31, 2022).

We have deposited our cash and cash equivalents and entered into various credit agreements and derivative contracts with financial institutions that we considered to be substantial and creditworthy at the time of such transactions. We seek to control our exposure to these financial institutions by diversifying our deposits, credit agreements and derivative contracts across multiple financial institutions, by setting deposit and counterparty credit limits based on long term credit ratings and other indicators of credit risk such as credit default swap spreads and default probabilities, and by monitoring the financial strength of these financial institutions on a regular basis. We also enter into master netting agreements with counterparties when possible. By controlling and monitoring exposure to financial institutions in this manner, we believe that we effectively manage the risk of loss due to nonperformance by a financial institution. However, we cannot provide assurance that we will not experience losses or delays in accessing our deposits or lines of credit due to the nonperformance of a financial institution. Our inability to access our cash deposits or make draws on our lines of credit, or the inability of a counterparty to fulfill its contractual obligations to us, could have a material adverse effect on our liquidity, financial condition or results of operations in the period in which it occurs.

Operating Activities

Net cash provided by operating activities was $1,032 million in 2023, increasing $511 million compared to net cash provided by operating activities of $521 million in 2022.

The increase in net cash provided by operating activities reflects a net increase in cash provided by working capital of $988 million, partially offset by lower earnings in our SBUs of $308 million and higher cash taxes of $26 million.

The net increase in cash provided by working capital reflects an increase in cash provided by Inventory of $1,950 million and Accounts Receivable of $274 million and cash used for Accounts Payable - Trade of $1,236 million. These changes were driven by the decision to reduce inventory during 2023 to address industry demand trends.

Investing Activities

Net cash used for investing activities was $1,035 million in 2023, compared to $914 million in 2022. The $121 million increase in cash used for investing activities primarily relates to a net increase in loans to TireHub of $63 million and a net decrease in cash received from asset sale transactions of $45 million. Capital expenditures were $1,050 million in 2023, decreasing $11 million, compared to $1,061 million in 2022. Beyond expenditures required to sustain our facilities, capital expenditures in 2023 and 2022 primarily related to the modernization and expansion of tire manufacturing facilities around the world.

Financing Activities

Net cash used for financing activities was $333 million in 2023, compared to cash provided by financing activities of $575 million in 2022. The $908 million increase in cash used by financing activities reflects lower net borrowings due to utilization of cash flows from operations and cash on hand at the beginning of 2023 to fund increased cash for investing activities and to reduce our overall debt balance.

Credit Sources

In aggregate, we had total credit arrangements of $11,743 million available at December 31, 2023, of which $4,247 million were unused, compared to $11,806 million available at December 31, 2022, of which $4,035 million were unused. At December 31, 2023, we had long term credit arrangements totaling $10,983 million, of which $3,867 million were unused, compared to $10,925 million and $3,566 million, respectively, at December 31, 2022. At December 31, 2023, we had short term committed and uncommitted credit arrangements totaling $760 million, of which $380 million were unused, compared to $881 million and $469 million, respectively, at December 31, 2022. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.

Outstanding Notes

At December 31, 2023, we had $5,571 million of outstanding notes, compared to $5,560 million at December 31, 2022.

$2.75 Billion Amended and Restated First Lien Revolving Credit Facility due 2026

Our first lien revolving credit facility matures on June 8, 2026 and is available in the form of loans or letters of credit. Up to $800 million in letters of credit and $50 million of swingline loans are available for issuance under the facility. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million. Based on our current liquidity, amounts drawn under this facility bear interest at SOFR plus 125 basis points. Undrawn amounts under the facility are subject to an annual commitment fee of 25 basis points.

Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks in an amount not to exceed $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion. As of December 31, 2023, our borrowing base, and therefore our availability, under this facility was $123 million below the facility's stated amount of $2.75 billion.

At December 31, 2023, we had $385 million of borrowings and $1 million of letters of credit issued under the revolving credit facility. At December 31, 2022, we had no borrowings and $3 million of letters of credit issued under the revolving credit facility.

€800 Million Amended and Restated Senior Secured European Revolving Credit Facility due 2028

The European revolving credit facility matures on January 14, 2028 and consists of (i) a €180 million German tranche that is available only to Goodyear Germany GmbH and (ii) a €620 million all-borrower tranche that is available to Goodyear Europe B.V. ("GEBV"), Goodyear Germany and Goodyear Operations S.A. Up to €175 million of swingline loans and €75 million in letters of credit are available for issuance under the all-borrower tranche. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to €200 million. Amounts drawn under this facility will bear interest at SOFR plus 150 basis points for loans denominated in U.S. dollars, EURIBOR plus 150 basis points for loans denominated in euros, and SONIA plus 150 basis points for loans denominated in pounds sterling. Undrawn amounts under the facility are subject to an annual commitment fee of 25 basis points.

At December 31, 2023, we had no borrowings and no letters of credit outstanding under the European revolving credit facility. At December 31, 2022, there were no borrowings outstanding under the German tranche, $374 million (€350 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility.

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

At December 31, 2023, the amounts available and utilized under this program totaled $244 million (€221 million). At December 31, 2022, the amounts available and utilized under this program totaled $267 million (€250 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At December 31, 2023, the gross amount of receivables sold was $693 million, compared to $744 million at December 31, 2022.

Letters of Credit

At December 31, 2023, we had $223 million in letters of credit issued under bilateral letter of credit agreements and other foreign credit facilities.

Supplier Financing

We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under these programs. Agreements for such supplier financing programs totaled up to $892 million and $920 million at December 31, 2023 and 2022, respectively. The amounts confirmed to the financial institutions were $580 million and $710 million at December 31, 2023 and December 31, 2022, respectively, and are included in Accounts Payable — Trade in our Consolidated Balance Sheets. All activity related to these obligations is presented within operating activities on the Consolidated Statements of Cash Flows.

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

We have an additional financial covenant in our first lien revolving credit facility that is currently not applicable. We become subject to that financial covenant when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $275 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for the most recent period of four consecutive fiscal quarters. As of December 31, 2023, our unused availability under this facility of $2,241 million plus our Available Cash of $121 million totaled $2,362 million, which is in excess of $275 million.

In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first lien revolving credit facility that are described above, similar non-financial covenants specifically applicable to GEBV and its subsidiaries, and a financial covenant applicable only to GEBV and its subsidiaries. This financial covenant provides that we are not permitted to allow GEBV’s ratio of Consolidated Net GEBV Indebtedness to Consolidated GEBV EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net GEBV Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GEBV and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries, and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net GEBV Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At December 31, 2023, we were in compliance with this financial covenant.

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

As of December 31, 2023, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.

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

No cash dividends were paid on our common stock in 2023, 2022 or 2021.

We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During 2023, 2022 and 2021, we did not repurchase any shares from our employees.

The restrictions imposed by our credit facilities and indentures are not expected to affect our ability to pay dividends or repurchase our capital stock in the future.

Asset Dispositions

The restrictions on asset sales imposed by our material indebtedness have not affected our ability to divest non-core businesses. We may undertake additional asset sales and sale and leaseback transactions in the future. The restrictions imposed by our material indebtedness may require us to seek waivers or amendments of covenants or alternative sources of financing to proceed with future transactions. We cannot assure you that such waivers, amendments or alternative financing could be obtained, or if obtained, would be on terms acceptable to us.

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

Summarized Balance Sheet
(In millions)	December 31, 2023
Total Current Assets(1)	$6,276
Total Non-Current Assets	8,669

Total Current Liabilities	$3,615
Total Non-Current Liabilities	8,675
(1)
Includes receivables due from Non-Guarantor Subsidiaries of $2,214 million as of December 31, 2023.

Summarized Statement of Operations
(In millions)	Year Ended December 31, 2023
Net Sales	$11,166
Cost of Goods Sold	9,355
Selling, Administrative and General Expense	1,524
Rationalizations	67
Interest Expense	418
Other (Income) Expense	(106)
Loss before Income Taxes(2)	$(92)

Net Loss	$(31)
Goodyear Net Loss	$(31)
(2)
Includes income from intercompany transactions with Non-Guarantor Subsidiaries of $711 million for the year ended December 31, 2023, primarily from royalties, dividends, interest and intercompany product sales.

COMMITMENTS AND CONTINGENT LIABILITIES

Contractual Obligations

The following table presents our contractual obligations and commitments to make future payments as of December 31, 2023:

(In millions)	Total	2024	2025	2026	2027	2028	Beyond 2028
Debt Obligations(1)	$7,381	$784	$1,081	$1,296	$1,072	$694	$2,454
Finance Lease Obligations(2)	268	8	8	8	6	7	231
Interest Payments(3)	2,051	416	320	244	195	166	710
Operating Lease Obligations(4)	1,334	260	221	183	147	110	413
Pension Benefits(5)	355	70	85	70	65	65	NA
Other Postretirement Benefits(6)	225	24	23	23	23	23	109
Workers’ Compensation(7)	214	36	20	15	12	10	121
Binding Commitments(8)	2,789	1,641	476	305	168	146	53
Uncertain Income Tax Positions(9)	10	3	7	—	—	—	—
	$14,627	$3,242	$2,241	$2,144	$1,688	$1,221	$4,091

(1)
Debt obligations include Notes Payable and Overdrafts, and excludes the impact of deferred financing fees, unamortized discounts, and a fair value step-up related to the Cooper Tire acquisition.
(2)
The minimum lease payments for finance lease obligations are $755 million.
(3)
These amounts represent future interest payments related to our existing debt obligations and finance leases based on fixed and variable interest rates specified in the associated debt and lease agreements. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt or future changes in variable interest rates.
(4)
Operating lease obligations have not been reduced by minimum sublease rentals of $8 million, $8 million, $5 million, $3 million, $2 million and $3 million in each of the periods above, respectively, for a total of $29 million. Payments, net of minimum sublease rentals, total $1,305 million. The present value of the net operating lease payments, including sublease rentals, is $1,001 million. The operating leases relate to, among other things, real estate, vehicles, data processing equipment and miscellaneous other assets. No asset is leased from any related party.
(5)
The obligation related to pension benefits is actuarially determined and is reflective of obligations as of December 31, 2023. Although subject to change, the amounts set forth in the table represent the mid-point of the range of our expected contributions for funded U.S. and non-U.S. pension plans, plus expected cash funding of direct participant payments to our U.S. and non-U.S. pension plans.

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
(7)
The payments for workers’ compensation obligations are based upon recent historical payment patterns on claims. The present value of anticipated claims payments for workers’ compensation is $167 million.
(8)
Binding commitments are for raw materials, capital expenditures, utilities, and various other types of contracts. The obligations to purchase raw materials include supply contracts at both fixed and variable prices. Those with variable prices are based on index rates for those commodities at December 31, 2023.

(9)
These amounts primarily represent expected payments with interest for uncertain income tax positions as of December 31, 2023. We have reflected them in the period in which we believe they will be ultimately settled based upon our experience with these matters.

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

We have an agreement to provide a revolving loan commitment to TireHub, LLC of up to $100 million. At December 31, 2023, $96 million was drawn on this commitment, which includes $2 million of interest.

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

We have entered into certain arrangements under which we have provided guarantees that are off-balance sheet arrangements. Those guarantees totaled $31 million at December 31, 2023. For further information about our guarantees, refer to Note to the Consolidated Financial Statements No. 20, Commitments and Contingent Liabilities.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the financial statements. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances may alter such estimates and affect our results of operations and financial position in future periods. Our critical accounting policies relate to:

•
goodwill and intangible assets,
•
general and product liability and other litigation,
•
workers’ compensation,
•
deferred tax asset valuation allowances and uncertain income tax positions, and
•
pensions and other postretirement benefits.

Goodwill and Intangible Assets. Goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if an indicator of impairment is present. Intangible assets with finite lives are amortized over their useful lives and are reviewed for impairment whenever events or circumstances warrant such review. Goodwill and intangible assets are written down to fair value if considered impaired. Goodwill and Intangible Assets totaled $781 million and $969 million, respectively, at December 31, 2023, compared to $1,014 million and $1,004 million, respectively, at December 31, 2022. At December 31, 2023, the goodwill associated with reporting units in our Americas and Asia Pacific segments was $724 million and $57 million, respectively. Goodwill totaling $230 million previously associated with our EMEA reporting unit was fully impaired during the fourth quarter of 2023.

Goodwill and intangible assets with indefinite useful lives are not amortized but are assessed for impairment annually on October 31st with the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of the reporting unit or indefinite-lived intangible asset to its carrying value. In addition to the annual assessment, impairment evaluation is considered during interim periods when events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. During our annual impairment assessment and in subsequent interim periods, we review events that occur or circumstances that change, including the macroeconomic environment, our business performance and our market capitalization, to determine if a quantitative impairment assessment is necessary. We review our business performance and the macroeconomic environment against our recent expectations and evaluate book value compared to market capitalization, including fluctuations in our stock price, to determine if this could be an indicator of potential impairment. Consideration is given as to whether a fluctuation in our stock price is a result of current market conditions, due to a transitory event or an event that is expected to continue to affect us, or is consistent with our historical stock price volatility. We also consider these factors compared to the results of our most recent quantitative goodwill impairment assessment.

Under the qualitative assessment, we assess whether it is more likely than not (defined as a likelihood of more than 50%) that the fair value of our goodwill or indefinite-lived intangible assets is less than the respective carrying values. If it is more likely than not that an impairment exists, then a quantitative impairment assessment is performed. If under the quantitative assessment the fair value is less than the carrying value, an impairment loss will be recorded for the difference between the carrying value and the fair value. Under the quantitative assessment, we estimate the fair value of goodwill of a reporting unit using a combined discounted cash flows and market approach. For indefinite-lived intangible assets we estimate the fair value using discounted cash flows following a relief-from-royalty method utilizing a market-based royalty rate. Forecasts of future cash flows are based on our best estimate of projected revenue and projected operating margin, based primarily on sales and production volume, pricing, raw material costs, market share, industry outlook, general economic conditions, and certain strategic actions we plan to implement. Cash flows are discounted using our weighted average cost of capital. Under the market approach, market multiples are derived from market prices of stocks of companies that are in the tire or similar manufacturing industry. The appropriate multiple is applied to the forecasted revenues and earnings before interest, taxes, depreciation and amortization of the reporting unit to obtain an estimated fair value.

As part of our annual impairment analysis as of October 31, 2023, we completed a quantitative impairment analysis at our North America, Asia Pacific and EMEA reporting units to determine if their fair values were less than their carrying amounts. Based on the quantitative test, the fair values of the North America and Asia Pacific reporting units substantially exceeded their carrying values.

As previously disclosed, during the third quarter of 2023, we reduced the near-term and long-term outlook of our EMEA segment based on recent business performance and the industry outlook. As a result, we performed a quantitative analysis as of September 30, 2023 of the fair value of the EMEA reporting unit which resulted in an estimated fair value that exceeded its carrying value, including goodwill. During the fourth quarter of 2023, the industry continued to decline, which resulted in a further reduction in our near-term and long-term outlook to include the updated industry outlook and additional strategic actions and rationalizations. The forecast resulted in lower than previously projected cash flows for the EMEA reporting unit, which negatively affected the valuation compared to the previous valuation. As a result, the fair value of the EMEA reporting unit as of October 31, 2023 was less than its carrying value resulting in a non-cash impairment charge of $230 million during the fourth quarter of 2023.

We determined the estimated fair value for the reporting units based on discounted cash flow projections and market values for comparable businesses. The most critical assumptions used in the calculation of the fair value of each reporting unit are the projected revenue, projected operating margin, discount rate and the selection of market multiples. Our forecast of future cash flows is based on our best estimate of projected revenue and projected operating margin, based primarily on pricing, raw material costs, market share, industry outlook, general economic conditions and strategic actions to improve our operating margin. The fair value of the reporting unit’s goodwill is sensitive to differences between estimated and actual cash flows, including changes in the projected revenue, projected operating margin, discount rate and the selection of market multiples used to evaluate the fair value of the reporting unit. Although we believe our estimate of fair value is reasonable, the reporting unit’s future financial performance is dependent on our ability to execute our business plan and to successfully implement certain strategic actions which we expect will improve our long-term operating margin. Future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill, including discount rates and cash flow projections, could result in significantly different estimates of the fair values. A significant reduction in the estimated fair values could result in impairment charges that could adversely affect our results of operations.

As part of our annual impairment analysis as of October 31, 2023, we completed a quantitative impairment analysis of our indefinite-lived intangible assets to determine if their fair values were less than their carrying amounts. Based on the results of the quantitative impairment assessments, the Company determined that no impairment was required as the estimated fair values of our indefinite-lived intangible assets exceeded or approximated their respective carrying values. We determined the fair value of the indefinite-lived intangible assets using the relief from royalty method, which calculates the cost savings associated with owning rather than licensing the assets. The most critical assumptions used in the calculation of the fair value are projected revenue, discount rate and royalty rate. The fair value of the indefinite-lived intangible assets is sensitive to differences between estimated and actual revenue, including changes in the discount rate and royalty rate used to evaluate the fair value of these assets. We identified $530 million of indefinite-lived intangibles assets related to the recent Cooper Tire acquisition, for which the fair value exceeds the carrying value by approximately 5% and therefore, no impairment was required. For these indefinite-lived intangible assets a 50 basis point increase in our discount rate assumptions or 50 basis point decrease in projected revenue would not have resulted in an impairment and a 25 basis point decrease in our royalty rate assumptions would result in a carrying value which exceeds fair value by approximately 5%. Although we believe our estimate of fair value is reasonable, the indefinite-lived intangible asset performance is dependent on our ability to execute our business plan. If our future financial performance falls below our expectations, there are adverse revisions to significant assumptions, including projected revenues, discount rates or royalty rates, this could be indicative that the fair values of these indefinite-lived intangible assets has declined below their carrying values, and therefore we may need to record a material, non-cash impairment charge in a future period.

We assessed the period from October 31, 2023 to December 31, 2023 and determined there were no factors that caused us to change our conclusions as of October 31, 2023.

General and Product Liability and Other Litigation. We have recorded liabilities for both asserted and unasserted claims totaling $438 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at December 31, 2023. General and product liability and other litigation liabilities are recorded based on management’s assessment that a loss arising from these matters is probable. If the loss can be reasonably estimated, we record the amount of the estimated loss. If the loss is estimated within a range and no point within the range is more probable than another, we record the minimum amount in the range. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Loss ranges are based upon the specific facts of each claim or class of claims and are determined after review by counsel. Court rulings on our cases or similar cases may impact our assessment of the probability and our estimate of the loss, which may have an impact on our reported results of operations, financial position and liquidity. We record receivables for insurance recoveries related to our litigation claims when it is probable that we will receive reimbursement from the insurer. Specifically, we are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products previously manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in federal and state courts.

We periodically, and at least annually, update, using actuarial analyses, our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or changed circumstances arising in the future may result in an increase in the recorded obligation, and that increase may be significant. We had recorded gross liabilities for both asserted and unasserted asbestos claims, inclusive of defense costs, totaling $120 million and $125 million, respectively, at December 31, 2023 and December 31, 2022.

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

As of December 31, 2023 and December 31, 2022, we recorded a receivable related to asbestos claims of $66 million and $70 million, respectively, and we expect that approximately 55% of asbestos claim related losses would be recoverable through insurance through the period covered by the estimated liability. Of this amount, $10 million was included in Current Assets as part of Accounts Receivable at December 31, 2023. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers. Although we believe these amounts are collectible under primary and certain excess policies today, future disputes with insurers could result in significant charges to operations.

Workers’ Compensation. We have recorded liabilities, on a discounted basis, of $167 million and $187 million for anticipated costs related to U.S. workers’ compensation claims at December 31, 2023 and December 31, 2022, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. The liability is discounted using the risk-free rate of return.

For further information on general and product liability and other litigation and workers’ compensation, refer to Note to the Consolidated Financial Statements No. 20, Commitments and Contingent Liabilities.

Deferred Tax Asset Valuation Allowances and Uncertain Income Tax Positions. At December 31, 2023 and December 31, 2022, our valuation allowances on certain of our U.S. federal, state and local net deferred tax assets totaled $22 million and $26 million, respectively, and our valuation allowances on our foreign net deferred tax assets totaled approximately $1.2 billion and $1.0 billion, respectively.

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

At December 31, 2023 and December 31, 2022, we had approximately $1.2 billion and $1.1 billion of U.S. federal, state and local net deferred tax assets, respectively, inclusive of valuation allowances totaling $22 million and $26 million in each period, respectively, primarily for state tax loss carryforwards with limited lives. As of December 31, 2023, approximately $1.0 billion of these U.S. net deferred tax assets have unlimited lives and approximately $200 million have limited lives, including $22 million of foreign tax credits, and the majority do not start to expire until 2031. As of December 31, 2022, approximately $700 million of these U.S. net deferred tax assets had unlimited lives and approximately $400 million had limited lives, including $230 million of foreign tax credits, and had expiration dates between 2023 and 2042. In the U.S., as of December 31, 2023, we emerged from a three-year cumulative loss which was driven by business disruptions created by the COVID-19 pandemic. Our U.S. cumulative income for the three-years ended December 31, 2023 is primarily a result of gains from other comprehensive income rather than consistently profitable U.S. operating results. Our 2023 U.S. operating results in the first six months of the year were negatively impacted by lower sales volumes due to commercial replacement tire channel destocking, reduced consumer industry demand and the Tupelo storm. However, our second half of 2023 showed improvement and profitability in our U.S. operating results.

In assessing our ability to utilize our net deferred tax assets, we primarily considered objectively verifiable information, including the improvement in our U.S. operating results during the second half of 2023 as a result of improved tire volume and lower raw material and transportation costs compared to the first half of 2023. In addition, we consider our current forecasts of future profitability in assessing our ability to realize our deferred tax assets as well as the impact of tax planning strategies. These forecasts include the impact of recent trends and various macroeconomic factors such as the impact of raw material, transportation, labor and energy costs on our profitability. Our tax planning strategies include accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, repatriation of certain foreign royalty income, and other financing transactions, all of which would increase our domestic profitability.

We believe our improvement in U.S. operating results during the second half of 2023 and forecasts of future profitability provide us sufficient positive evidence to conclude that it is more likely than not that, at December 31, 2023, our U.S. net deferred tax assets will be fully utilized. However, macroeconomic factors such as raw material, transportation, labor and energy costs possess a high degree of volatility and can significantly impact our profitability. In addition, certain tax provisions, such as the annual interest expense limitation under Section 163(j) of the Internal Revenue Code of 1986, if amended, could impact our analysis of the realizability of our U.S. deferred tax assets. If our U.S. operating results significantly decline in the future, we may need to record a valuation allowance which could adversely impact our operating results. As such, we will closely monitor our U.S. operations as well as any tax law changes to assess the realizability of our U.S. deferred tax assets.

At December 31, 2023 and December 31, 2022, we also had approximately $1.5 billion and $1.2 billion of foreign net deferred tax assets, respectively, and related valuation allowances of approximately $1.2 billion and $1.0 billion, respectively. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of approximately $1.0 billion on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances on our foreign deferred tax assets having a significant impact on our financial position or results of operations will exist within the next twelve months.

We recognize the effects of changes in tax rates and laws on deferred tax balances in the period in which legislation is enacted. We remeasure existing deferred tax assets and liabilities considering the tax rates at which they will be realized. We also consider the effects of enacted tax laws in our analysis of the need for valuation allowances.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations, including those for transfer pricing. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize income tax benefits to the extent that it is more likely than not that our positions will be sustained when challenged by the taxing authorities. We derecognize income tax benefits when, based on new information, we determine that it is no longer more likely than not that our position will be sustained. To the extent we prevail in matters for which liabilities have been established, or determine we need to derecognize tax benefits recorded in prior periods, our results of operations and effective tax rate in a given period could be materially affected. An unfavorable tax settlement would require use of our cash, and lead to recognition of expense to the extent the settlement amount exceeds recorded liabilities, resulting in an increase in our effective tax rate in the period of resolution. To reduce our risk of an unfavorable transfer price settlement, we apply consistent transfer pricing policies and practices globally, support pricing with economic studies and seek advance pricing agreements and joint audits to the extent possible. A favorable tax settlement would be recognized as a reduction of expense to the extent the settlement amount is lower than recorded liabilities and, in the case of an income tax settlement, would result in a reduction in our effective tax rate in the period of resolution. We report interest and penalties related to uncertain income tax positions as income tax expense.

For additional information regarding uncertain income tax positions and tax valuation allowances, refer to Note to the Consolidated Financial Statements No. 7, Income Taxes.

Pensions and Other Postretirement Benefits. We have recorded liabilities for pensions of $181 million and $94 million and other postretirement benefits of $287 million and $292 million, respectively, at December 31, 2023 and December 31, 2022. Our recorded liabilities and net periodic costs for pensions and other postretirement benefits are based on a number of assumptions, including:

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

The weighted average discount rate used in estimating the total liability for our U.S. pension and other postretirement benefit plans was 5.12% and 5.16%, respectively, at December 31, 2023, compared to 5.45% and 5.51%, respectively, at December 31, 2022. The decrease in the discount rate at December 31, 2023 was due primarily to lower yields on highly rated corporate bonds. Interest cost included in our U.S. net periodic pension cost was $195 million in 2023, compared to $133 million in 2022 and $94 million in 2021. Interest cost included in our worldwide net periodic other postretirement benefits cost was $16 million in 2023, compared to $12 million in 2022 and $9 million in 2021.

The following table presents the sensitivity of our U.S. projected pension benefit obligation and accumulated other postretirement benefits obligation to the indicated increase/decrease in the discount rate:

		+ / − Change at December 31, 2023
(Dollars in millions)	Change	PBO/ABO	Annual Expense
Assumption:
Pensions	+/- 0.5%	$153	$—
Other Postretirement Benefits	+/- 0.5%	8	1

Changes in general interest rates and corporate (AA or better) credit spreads impact our discount rate and thereby our U.S. pension benefit obligation. Our U.S. pension plans are invested in a portfolio of substantially all fixed income securities designed to offset the impact of future discount rate movements on liabilities for these plans. If corporate (AA or better) interest rates increase or decrease in parallel (i.e., across all maturities), the investment portfolio described above is designed to mitigate a substantial portion of the expected change in our U.S. pension benefit obligation. For example, if corporate (AA or better) interest rates increased or decreased by 0.5%, the investment portfolio described above would be expected to mitigate approximately 95% of the expected change in our U.S. pension benefit obligation.

At December 31, 2023, our net actuarial loss included in Accumulated Other Comprehensive Loss ("AOCL") related to global pension plans was $2,268 million, $1,744 million of which related to our U.S. pension plans. The net actuarial loss included in AOCL related to our U.S. pension plans continues to decrease and is primarily due to declines in U.S. discount rates and plan asset losses that occurred prior to the funding and investment de-risking actions we undertook in 2013 and 2014, which were designed to mitigate further actuarial losses of a similar nature. For purposes of determining our 2023 U.S. pension total benefits cost, we recognized $132 million of the net actuarial losses in 2023. We will recognize approximately $100 million of net actuarial losses in 2024 U.S. net periodic pension cost. If our future experience is consistent with our assumptions as of December 31, 2023, actuarial loss recognition over the next few years will remain at an amount near that to be recognized in 2024 before it begins to gradually decline. In addition, if annual lump sum payments from a pension plan exceed annual service and interest cost for that plan, accelerated recognition of net actuarial losses will be required through a settlement in total benefits cost.

The actual rate of return on our U.S. pension fund was 7.90%, (17.00%) and 1.80% in 2023, 2022 and 2021, respectively, as compared to the expected rate of 6.27%, 4.23% and 3.74% in 2023, 2022 and 2021, respectively. We use the fair value of our pension assets in the calculation of pension expense for all of our U.S. pension plans.

The weighted average amortization period for our U.S. pension plans is approximately 15 years.

Service cost of pension plans was recorded in CGS, as part of the cost of inventory sold during the period, or SAG in our Consolidated Statements of Operations, based on the specific roles (i.e., manufacturing vs. non-manufacturing) of employee groups covered by each of our pension plans. In 2023, 2022 and 2021, the amount of service cost included in CGS and SAG is approximately equal. Non-service related net periodic pension costs were recorded in Other (Income) Expense.

Globally, we expect our 2024 net periodic pension cost to be $120 million to $140 million, including approximately $30 million of service cost, compared to $122 million in 2023, which included $26 million of service cost.

The net actuarial gain of $85 million included in AOCL for our worldwide other postretirement benefit plans as of December 31, 2023 is a result of past increases in discount rates. For purposes of determining 2023 worldwide net periodic other postretirement benefits cost, we recognized $9 million of net actuarial gains in 2023. We will recognize approximately $9 million of net actuarial gains in 2024. If our future experience is consistent with our assumptions as of December 31, 2023, actuarial gain recognition over the next few years will remain at an amount near that to be recognized in 2024.

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

FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT

Certain information in this Annual Report on Form 10-K (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:

•
if we do not successfully implement the Goodyear Forward plan and our other strategic initiatives, our operating results, financial condition and liquidity may be materially adversely affected;
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
•
a prolonged economic downturn or economic uncertainty could adversely affect our business and results of operations;
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
•
if we are unable to attract and retain key personnel, our business could be materially adversely affected; and
•
we may be impacted by economic and supply disruptions associated with events beyond our control, such as war, including the current conflicts between Russia and Ukraine and between Israel and Hamas, acts of terror, political unrest, public health concerns, labor disputes or natural disasters.

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

Interest Rate Risk

We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At December 31, 2023, 20% of our debt was at variable interest rates averaging 8.09% compared to 21% at an average rate of 5.94% at December 31, 2022.

The following table presents information about long term fixed rate debt, excluding finance leases, at December 31:

(In millions)	2023	2022
Carrying amount — liability	$5,720	$5,766
Fair value — liability	5,488	5,198
Pro forma fair value — liability	5,684	5,413

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

The following table presents foreign currency derivative information at December 31:

(In millions)	2023	2022
Fair value — asset (liability)	$(27)	$(8)
Pro forma decrease in fair value	(174)	(108)
Contract maturities	1/24-11/24	1/23-12/23

The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at December 31 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

Fair values are recognized on the Consolidated Balance Sheets at December 31 as follows:

(In millions)	2023	2022
Current asset (liability):
Accounts receivable	$2	$5
Other current liabilities	(29)	(13)

For further information on foreign currency contracts, refer to Note to the Consolidated Financial Statements No. 16, Financing Arrangements and Derivative Financial Instruments.

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our management of counterparty risk.

ITEM 8. FINANCIAL STATEMENTS.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management's Report on Internal Control over Financial Reporting	55
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	56
Consolidated Financial Statements of The Goodyear Tire & Rubber Company:
Consolidated Statements of Operations for each of the three years ended December 31, 2023, 2022 and 2021	59
Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended December 31, 2023, 2022 and 2021	60
Consolidated Balance Sheets at December 31, 2023 and December 31, 2022	61
Consolidated Statements of Shareholders’ Equity for each of the three years ended December 31, 2023, 2022 and 2021	62
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2023, 2022 and 2021	65
Notes to Consolidated Financial Statements	66
Financial Statement Schedule:

The following consolidated financial statement schedule of The Goodyear Tire & Rubber Company is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of The Goodyear Tire & Rubber Company:

Schedule II – Valuation and Qualifying Accounts for each of the three years ended December 31, 2023, 2022 and 2021	FS-2

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

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2023 using the framework specified in Internal Control — Integrated Framework (2013), published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Goodyear Tire & Rubber Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedule, of The Goodyear Tire & Rubber Company and its subsidiaries (the “Company”) as listed in the index appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Income Taxes - Valuation of U.S. Deferred Tax Assets

As described in Note 7 to the consolidated financial statements, as of December 31, 2023, the Company has approximately $1.2 billion of U.S. federal, state and local net deferred tax assets, inclusive of valuation allowances totaling $22 million primarily for state tax loss carryforwards with limited lives. Approximately $200 million of these U.S. net deferred tax assets have limited lives and the majority of the limited lived deferred tax assets do not start to expire until 2031. A valuation allowance is not required to the extent that, in management’s judgment, positive evidence exists with a magnitude and duration sufficient to result in a conclusion that it is more likely than not the Company’s deferred tax assets will be realized. As disclosed by management, the valuation of deferred tax assets requires judgment in assessing future profitability, including the impact of tax planning strategies, relative to the expiration dates, if any, of the assets. In the U.S., the Company’s cumulative income for the three-years ended December 31, 2023 is primarily a result of gains from other comprehensive income rather than consistently profitable U.S. operating results. In assessing the Company’s ability to utilize its net deferred tax assets, management primarily considered objectively verifiable information, including the Company’s improvement in its U.S. operating results during the second half of 2023 as a result of improved tire volume and lower raw material and transportation costs compared to the first half of 2023. Management determined there was sufficient positive evidence to conclude it is more likely than not that, as of December 31, 2023, the U.S. net deferred tax assets will be fully utilized.

The principal considerations for our determination that performing procedures relating to the valuation of U.S. deferred tax assets is a critical audit matter are (i) the significant judgment by management in determining whether the U.S. deferred tax assets are more likely than not to be realized in the future and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to management’s assessment of the realizability of U.S. deferred tax assets.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the realizability of U.S. deferred tax assets, including controls over projections of future profitability. These procedures also included, among others (i) evaluating the positive and negative evidence available to support management’s assessment of the realizability of U.S. deferred tax assets; (ii) testing the completeness and accuracy of underlying data used in management’s assessment; and (iii) evaluating the reasonableness of management’s projections of future profitability of the U.S. business. Evaluating the reasonableness of management’s projections of future profitability of the U.S. business involved considering (i) the current and past performance of the U.S. business; (ii) the consistency with external market and industry data; and (iii) the consistency with evidence obtained in other areas of the audit.

Interim Goodwill Impairment Assessment – EMEA Reporting Unit

As described in Notes 1 and 12 to the consolidated financial statements, the Company’s goodwill balance was $781 million as of December 31, 2023. As disclosed by management, goodwill is assessed for impairment annually on October 31st with the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of the reporting unit to its carrying value. In addition to the annual assessment, impairment evaluation is considered during interim periods when events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. During the third quarter of 2023, management reduced the near-term and long-term outlook of the Europe, Middle East and Africa (EMEA) segment based on recent business performance and the industry outlook. As a result, management performed a quantitative analysis as of September 30, 2023 of the fair value of the EMEA reporting unit, which resulted in an estimated fair value that exceeded its carrying value, including goodwill. During the fourth quarter of 2023, the industry continued to decline, which resulted in a further reduction in the near-term and long-term outlook to include the updated industry outlook. As a result, the fair value of the EMEA reporting unit as of October 31, 2023 was less than its carrying value resulting in a non-cash impairment charge of $230 million which represented a full impairment of the goodwill previously allocated to the EMEA reporting unit. Fair value was estimated by management based on the discounted cash flow projections and market values for comparable businesses. The most critical assumptions used in the calculation of the fair value of each reporting unit are the projected revenue, projected operating margin, discount rate, and the selection of the market multiples.

The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessment of the EMEA reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the EMEA reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the projected revenue, projected operating margin, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s interim goodwill impairment assessment, including controls over the valuation of the EMEA reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the EMEA reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the projected revenue, projected operating margin, and discount rate. Evaluating management’s assumptions related to the projected revenue and projected operating margin involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the EMEA reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

February 13, 2024

We have served as the Company’s auditor since 1898.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions, except per share amounts)	2023	2022	2021
Net Sales (Note 3)	$20,066	$20,805	$17,478
Cost of Goods Sold	16,557	16,953	13,692
Selling, Administrative and General Expense	2,814	2,798	2,699
Goodwill Impairment (Note 12)	230	—	—
Rationalizations (Note 4)	502	129	93
Interest Expense (Note 5)	532	451	387
Other (Income) Expense (Note 6)	108	75	94
Income (Loss) before Income Taxes	(677)	399	513
United States and Foreign Tax Expense (Benefit) (Note 7)	10	190	(267)
Net Income (Loss)	(687)	209	780
Less: Minority Shareholders’ Net Income	2	7	16
Goodyear Net Income (Loss)	$(689)	$202	$764
Goodyear Net Income (Loss) — Per Share of Common Stock
Basic	$(2.42)	$0.71	$2.92
Weighted Average Shares Outstanding (Note 8)	285	284	261
Diluted	$(2.42)	$0.71	$2.89
Weighted Average Shares Outstanding (Note 8)	285	286	264

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In millions)	2023	2022	2021
Net Income (Loss)	$(687)	$209	$780
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of $2 in 2023 (($9) in 2022, ($4) in 2021)	54	(275)	(139)
Unrealized gains (losses) from securities, net of tax of $0 in 2023 ($0 in 2022, $0 in 2021)	—	1	—
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $26 in 2023 ($31 in 2022, $34 in 2021)	80	94	105
Decrease/(increase) in net actuarial losses, net of tax of ($36) in 2023 ($48 in 2022 and 2021)	(125)	162	153
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures, net of tax of $11 in 2023 ($30 in 2022, $10 in 2021)	36	94	33
Prior service credit (cost) from plan amendments, net of tax of $0 in 2023 (($2) in 2022, $0 in 2021)	—	(3)	1
Deferred derivative gains (losses), net of tax of $0 in 2023 ($0 in 2022, $0 in 2021)	(5)	—	1
Reclassification adjustment for amounts recognized in income, net of tax of $0 in 2023 ($0 in 2022, $0 in 2021)	4	(2)	(2)
Other Comprehensive Income (Loss)	44	71	152
Comprehensive Income (Loss)	(643)	280	932
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	6	(10)	(4)
Goodyear Comprehensive Income (Loss)	$(649)	$290	$936

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except share data)	2023	2022
Assets:
Current Assets:
Cash and Cash Equivalents (Note 1)	$902	$1,227
Accounts Receivable (Note 10)	2,731	2,610
Inventories (Note 11)	3,698	4,571
Prepaid Expenses and Other Current Assets	319	257
Total Current Assets	7,650	8,665
Goodwill (Note 12)	781	1,014
Intangible Assets (Note 12)	969	1,004
Deferred Income Taxes (Note 7)	1,630	1,443
Other Assets (Note 13)	1,075	1,035
Operating Lease Right-of-Use Assets (Note 15)	985	976
Property, Plant and Equipment (Note 14)	8,492	8,294
Total Assets	$21,582	$22,431
Liabilities:
Current Liabilities:
Accounts Payable — Trade	$4,326	$4,803
Compensation and Benefits (Notes 18 and 19)	663	643
Other Current Liabilities	1,165	872
Notes Payable and Overdrafts (Note 16)	344	395
Operating Lease Liabilities due Within One Year (Note 15)	200	199
Long Term Debt and Finance Leases due Within One Year (Notes 15 and 16)	449	228
Total Current Liabilities	7,147	7,140
Operating Lease Liabilities (Note 15)	825	821
Long Term Debt and Finance Leases (Notes 15 and 16)	6,831	7,267
Compensation and Benefits (Notes 18 and 19)	974	998
Deferred Income Taxes (Note 7)	83	134
Other Long Term Liabilities	885	605
Total Liabilities	16,745	16,965
Commitments and Contingent Liabilities (Note 20)
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 284 million (283 million in 2022)	284	283
Capital Surplus	3,133	3,117
Retained Earnings	5,086	5,775
Accumulated Other Comprehensive Loss (Note 22)	(3,835)	(3,875)
Goodyear Shareholders’ Equity	4,668	5,300
Minority Shareholders’ Equity — Nonredeemable	169	166
Total Shareholders’ Equity	4,837	5,466
Total Liabilities and Shareholders’ Equity	$21,582	$22,431

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(Dollars in millions, except per share amounts)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2020
(after deducting 45,243,329 common treasury shares)	233,220,098	$233	$2,171	$4,809	$(4,135)	$3,078	$181	$3,259
Net income				764		764	16	780
Other comprehensive income (loss)					172	172	(20)	152
Total comprehensive income (loss)						936	(4)	932
Common stock issued	45,824,480	46	892			938		938
Stock-based compensation plans			26			26		26
Dividends declared							(13)	(13)
Common stock issued from treasury	2,748,645	3	18			21		21
Acquisition of Cooper Tire's minority interests							21	21
Balance at December 31, 2021
(after deducting 42,494,684 common treasury shares)	281,793,223	$282	$3,107	$5,573	$(3,963)	$4,999	$185	$5,184

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

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(Dollars in millions, except per share amounts)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2022
(after deducting 41,391,555 common treasury shares)	282,896,352	$283	$3,117	$5,775	$(3,875)	$5,300	$166	$5,466
Net income				(689)		(689)	2	(687)
Other comprehensive income (loss)					40	40	4	44
Total comprehensive income (loss)						(649)	6	(643)
Stock-based compensation plans			17			17		17
Dividends declared							(3)	(3)
Common stock issued from treasury	889,911	1	(1)			—		—
Balance at December 31, 2023
(after deducting 40,501,644 common treasury shares)	283,786,263	$284	$3,133	$5,086	$(3,835)	$4,668	$169	$4,837

There were no dividends declared or paid for the year ended December 31, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2023	2022	2021
Cash Flows from Operating Activities:
Net Income (Loss)	$(687)	$209	$780
Adjustments to Reconcile Net Income (Loss) to Cash Flows from Operating Activities:
Depreciation and Amortization	1,001	964	883
Amortization and Write-Off of Debt Issuance Costs	15	15	14
Amortization of Inventory Fair Value Adjustment Related to the Cooper Tire Acquisition (Note 2)	—	—	110
Transaction and Other Costs Related to the Cooper Tire Acquisition (Note 2)	—	—	56
Cash Payments for Transaction and Other Costs Related to the Cooper Tire Acquisition	—	(2)	(42)
Goodwill Impairment (Note 12)	230	—	—
Provision for Deferred Income Taxes (Note 7)	(230)	28	(471)
Net Pension Curtailments and Settlements (Note 18)	40	124	43
Net Rationalization Charges (Note 4)	502	129	93
Rationalization Payments	(99)	(95)	(197)
Net (Gains) Losses on Asset Sales (Note 6)	(104)	(122)	(20)
Operating Lease Expense (Note 15)	302	300	295
Operating Lease Payments (Note 15)	(278)	(276)	(278)
Pension Contributions and Direct Payments	(54)	(60)	(91)
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(59)	(333)	(300)
Inventories	908	(1,042)	(982)
Accounts Payable — Trade	(550)	686	923
Compensation and Benefits	48	(107)	64
Other Current Liabilities	158	(1)	(11)
Other Assets and Liabilities	(111)	104	193
Total Cash Flows from Operating Activities	1,032	521	1,062
Cash Flows from Investing Activities:
Acquisition of Cooper Tire, net of cash and restricted cash acquired (Note 2)	—	—	(1,856)
Capital Expenditures	(1,050)	(1,061)	(981)
Cash Proceeds from Sale and Leaseback Transactions (Note 6)	99	108	—
Asset Dispositions	16	52	14
Short Term Securities Acquired	(97)	(75)	(118)
Short Term Securities Redeemed	94	107	125
Long Term Securities Acquired	(11)	—	—
Long Term Securities Redeemed	6	—	—
Notes Receivable	(79)	(16)	16
Other Transactions	(13)	(29)	7
Total Cash Flows from Investing Activities	(1,035)	(914)	(2,793)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	954	1,321	1,095
Short Term Debt and Overdrafts Paid	(1,009)	(1,295)	(1,047)
Long Term Debt Incurred	9,932	10,503	9,862
Long Term Debt Paid	(10,220)	(9,947)	(8,504)
Common Stock Issued	(2)	(6)	9
Transactions with Minority Interests in Subsidiaries	(3)	(9)	(13)
Debt Related Costs and Other Transactions	15	8	(93)
Total Cash Flows from Financing Activities	(333)	575	1,309
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	10	(35)	(38)
Net Change in Cash, Cash Equivalents and Restricted Cash	(326)	147	(460)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	1,311	1,164	1,624
Cash, Cash Equivalents and Restricted Cash at End of the Period	$985	$1,311	$1,164

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

We have entered into supplier finance programs with several financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers. We agree to pay the financial institutions the stated amount of the confirmed invoices from the designated suppliers on the original maturity dates of the invoices. Invoice payment terms can be up to 120 days based on industry norms for the specific item purchased. We do not pay any fees to the financial institutions for these programs. There are no assets pledged as security or other forms of guarantees associated with these agreements. These agreements allow our suppliers to sell their receivables to the financial institutions at the sole discretion of the suppliers and the financial institutions on terms that are negotiated among them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under the programs. The amounts available under these programs were $892 million and $920 million at December 31, 2023 and December 31, 2022, respectively. The amounts confirmed to the financial institutions were $580 million and $710 million at December 31, 2023 and December 31, 2022, respectively, and are included in Accounts Payable — Trade in our Consolidated Balance Sheets. All activity related to these obligations is presented within operating activities on the Consolidated Statements of Cash Flows.

On October 9, 2023, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. The standards update was issued in response to the Securities and Exchange Commission's ("SEC") August 2018 final rule that updated and simplified disclosure requirements that the SEC believed were “redundant, duplicative, overlapping, outdated, or superseded.” The new guidance is intended to align U.S. GAAP requirements with those of the SEC and to facilitate the application of U.S. GAAP for all entities. These amendments do not affect the information that is already included in the audited financial statements of entities subject to the SEC’s current disclosure or presentation requirements. The standards update is effective on the respective dates on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The adoption of this accounting standards update will not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards

On November 27, 2023, the FASB issued a final accounting standards update to improve disclosures required for reportable segments, specifically related to segment expenses. Entities are required to disclose significant segment expense categories and amounts for each reportable segment. The standards update is effective retrospectively for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, with early adoption permitted. We are currently assessing the impact of this standards update on our disclosures in the notes to the consolidated financial statements.

On December 14, 2023, the FASB issued a final accounting standards update to improve income tax disclosures. The new standard requires enhanced disclosures primarily related to existing rate reconciliation and income taxes paid information and improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and requiring income taxes paid to be disaggregated by jurisdiction. It also includes certain amendments to improve the effectiveness of income tax disclosures. The standards update is effective for annual periods beginning after December 15, 2024. We are currently assessing the impact of this standards update on our disclosures in the notes to the consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the consolidated financial statements. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to:

•
goodwill, intangibles and other long-lived assets,
•
general and product liabilities and other litigation,
•
workers’ compensation,
•
deferred tax asset valuation allowances and uncertain income tax positions,
•
rationalization plans,
•
pension and other postretirement benefits, and
•
various other operating allowances and accruals, based on currently available information.

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

Research and Development Costs

Research and development costs include, among other things, materials, equipment, compensation and contract services. These costs are expensed as incurred and included as a component of CGS. Research and development expenditures were $461 million, $501 million and $473 million in 2023, 2022 and 2021, respectively.

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

Advertising Costs

Costs incurred for producing and communicating advertising are generally expensed when incurred as a component of Selling, Administrative and General Expense ("SAG"). Costs incurred under our cooperative advertising programs with dealers and franchisees are generally recorded as reductions of sales as related revenues are recognized. Advertising costs, including costs for our cooperative advertising programs with dealers and franchisees, were $364 million, $375 million and $382 million in 2023, 2022 and 2021, respectively.

Rationalizations

We record costs for rationalization actions implemented to reduce excess and high-cost manufacturing capacity and operating and administrative costs. Associate-related costs include severance, supplemental unemployment compensation and benefits, medical benefits, pension curtailments, postretirement benefits, and other termination benefits. For ongoing benefit arrangements, a liability is recognized when it is probable that employees will be entitled to benefits and the amount can be reasonably estimated. For one-time benefit arrangements, a liability is incurred and must be accrued at the date the plan is communicated to employees, unless they will be retained beyond a minimum retention period. In this case, the liability is calculated at the date the plan is communicated to employees and is accrued ratably over the future service period. For voluntary benefit arrangements, a liability is not estimable and is not recognized until eligible associates apply for the benefit and we accept the applications. Other costs generally include contract termination and relocation costs. A liability for these costs is recognized in the period in which the liability is incurred. Rationalization actions related to accelerated depreciation or amortization, asset impairments, and non-cancelable leases, are recorded in CGS or SAG. Refer to Note to the Consolidated Financial Statements No. 4, Costs Associated with Rationalization Programs.

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

Cash and Cash Equivalents / Consolidated Statements of Cash Flows / Restricted Cash

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. Substantially all of our cash and short-term investment securities are held with investment grade rated counterparties. At December 31, 2023, our cash investments with any single counterparty did not exceed approximately $175 million.

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

Customer prepayments for products and government grants received that predominately relate to operations are reported as operating activities. Government grants received that are predominately related to capital expenditures are reported as investing activities. The Consolidated Statements of Cash Flows are presented net of finance leases of $19 million, $25 million and $39 million originating in the years ended December 31, 2023, 2022 and 2021, respectively, and accrued capital expenditures financed with extended terms of $15 million in 2020 which were paid in 2021. Cash flows from investing activities in 2023 exclude $348 million of accrued capital expenditures remaining unpaid at December 31, 2023, and include payment for $324 million of capital expenditures that were accrued and unpaid at December 31, 2022. Cash flows from investing activities in 2022 exclude $324 million of accrued capital expenditures remaining unpaid at December 31, 2022, and include payment for $257 million of capital expenditures that were accrued and unpaid at December 31, 2021. Cash flows from investing activities in 2021 exclude $257 million of accrued capital expenditures remaining unpaid at December 31, 2021, and include payment for $224 million of capital expenditures that were accrued and unpaid at December 31, 2020.

The following table provides a reconciliation of Cash, Cash Equivalents and Restricted Cash as reported within the Consolidated Statements of Cash Flows:

	December 31,
(In millions)	2023	2022	2021
Cash and Cash Equivalents	$902	$1,227	$1,088
Restricted Cash	83	84	76
Total Cash, Cash Equivalents and Restricted Cash	$985	$1,311	$1,164

Restricted Cash primarily represents amounts required to be set aside for accounts receivable factoring programs. The restrictions lapse when cash from factored accounts receivable is remitted to the purchaser of those receivables. At December 31, 2023, $83 million was recorded in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets. At December 31, 2022, $74 million and $10 million were recorded in Prepaid Expenses and Other Current Assets and Other Assets in the Consolidated Balance Sheets, respectively.

Restricted Net Assets

In certain countries where we operate, transfers of funds into or out of such countries by way of dividends, loans or advances are generally or periodically subject to various governmental regulations. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make cash distributions. At December 31, 2023, approximately $875 million of net assets were subject to such regulations or limitations.

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

Insurance Claims

We maintain third-party insurance coverage for property damage, repair expenses and business interruption, which is partially self-insured, subject to a $15 million deductible per occurrence. After consultation with our legal counsel and giving consideration to agreements with certain of our insurance carriers, the financial viability and legal obligations of our insurance carriers and other relevant factors, we determine an amount we expect is probable of recovery from such carriers. We record a receivable for property damage and repair expenses as incurred. For business interruption recoveries, we do not record a receivable until the claim is substantially complete.

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

We regularly review our investments to determine whether a decline in fair value below their recorded amount is other than temporary. If the decline in fair value is judged to be other than temporary, the investment is written down to fair value and the amount of the write-down is included in the Consolidated Statements of Operations. Refer to Notes to the Consolidated Financial Statements No. 13, Other Assets and Investments, No. 17, Fair Value Measurements, and No. 22, Accumulated Other Comprehensive Loss.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method. Additions and improvements that substantially extend the useful life of property, plant and equipment, and interest costs incurred during the construction period of major projects are capitalized. Government grants to us that are predominately related to capital expenditures are recorded as reductions of the cost of the associated assets. Repair and maintenance costs are expensed as incurred. Property, plant and equipment are depreciated to their estimated residual values over their estimated useful lives, and reviewed for impairment whenever events or circumstances warrant such a review. Depreciation expense for property, plant and equipment was $967 million, $928 million and $862 million in 2023, 2022 and 2021, respectively. Refer to Notes to the Consolidated Financial Statements No. 5, Interest Expense, and No. 14, Property, Plant and Equipment.

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

Since the Closing Date, Cooper Tire’s operating results have been included in our Consolidated Statements of Operations. As such, during the years ended December 31, 2023 and 2022, our results included the results of Cooper Tire for the entire period, while the comparable period in 2021 only included the results of Cooper Tire subsequent to the Closing Date. Our Consolidated Statement of Operations for the year ended December 31, 2022 includes an incremental $1,532 million and $1,194 million of Net Sales and CGS, respectively, from Cooper Tire during the first six months of 2022. As a result of our ongoing integration efforts, particularly as it relates to administrative functions and financing activities, it is not practical to disclose Income before Income Taxes or Net Income separately for Cooper Tire.

During the year ended December 31, 2021, we incurred transaction and other costs in connection with the acquisition of Cooper Tire totaling $56 million, including $10 million for a commitment fee related to a bridge term loan facility that was not utilized to finance the transaction and $6 million related to the post-combination settlement of certain Cooper Tire incentive compensation awards during the second quarter of 2021. For the year ended December 31, 2021, $50 million of these costs are included in Other (Income) Expense, with the remainder included in CGS and SAG in our Consolidated Statements of Operations. There were no transaction-related costs incurred during the years ended December 31, 2023 and 2022.

Pro forma financial information

The following table summarizes, on a pro forma basis, the combined results of operations of Goodyear and Cooper Tire for the year ended December 31, 2021 as though the acquisition and the related financing had occurred as of January 1, 2020. The pro forma results are not necessarily indicative of either the actual consolidated results had the acquisition of Cooper Tire occurred on January 1, 2020, nor are they indicative of future consolidated operating results.

Year Ended December 31,
(In millions)	2021
Net Sales	$18,732
Income before Income Taxes	791
Goodyear Net Income	974

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

Note 3. Net Sales

The following table shows disaggregated net sales from contracts with customers by major source for the year ended December 31, 2023:

(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Tire unit sales	$10,028	$4,924	$2,336	$17,288
Other tire and related sales	790	532	89	1,411
Retail services and service related sales	685	150	34	869
Chemical sales	467	—	—	467
Other	23	—	8	31
Net Sales by reportable segment	$11,993	$5,606	$2,467	$20,066

The following table shows disaggregated net sales from contracts with customers by major source for the year ended December 31, 2022:

(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Tire unit sales	$10,694	$4,943	$2,249	$17,886
Other tire and related sales	746	582	93	1,421
Retail services and service related sales	645	120	48	813
Chemical sales	654	—	—	654
Other	27	—	4	31
Net Sales by reportable segment	$12,766	$5,645	$2,394	$20,805

The following table shows disaggregated net sales from contracts with customers by major source for the year ended December 31, 2021:

(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Tire unit sales	$8,221	$4,669	$2,027	$14,917
Other tire and related sales	653	454	95	1,202
Retail services and service related sales	587	112	59	758
Chemical sales	569	—	—	569
Other	21	8	3	32
Net Sales by reportable segment	$10,051	$5,243	$2,184	$17,478

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

When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue included in Other Current Liabilities in the Consolidated Balance Sheets totaled $18 million and $19 million at December 31, 2023 and 2022, respectively. Deferred revenue included in Other Long Term Liabilities in the Consolidated Balance Sheets totaled $10 million and $15 million at December 31, 2023 and 2022, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.

The following table presents the balances of deferred revenue related to contracts with customers, and changes during the years ended December 31:

(In millions)	2023	2022
Balance at January 1	$34	$44
Revenue deferred during period	220	150
Revenue recognized during period	(225)	(159)
Impact of foreign currency translation	(1)	(1)
Balance at December 31	$28	$34

Note 4. Costs Associated with Rationalization Programs

In order to improve our global competitiveness, we have implemented, and are implementing, rationalization actions to reduce high-cost and excess manufacturing capacity and operating and administrative costs, as well as actions related to the integration of Cooper Tire.

The following table presents the roll-forward of the liability balance between periods:

(In millions)	Associate- Related Costs	Other Costs	Total
Balance at December 31, 2020	$200	$—	$200
2021 charges	52	43	95
Incurred, net of foreign currency translation of $(8) million and $0 million, respectively	(162)	(43)	(205)
Reversed to the Statement of Operations	(2)	—	(2)
Balance at December 31, 2021	$88	$—	$88
2022 charges	110	28	138
Incurred, net of foreign currency translation of ($5) million and $0 million, respectively	(74)	(26)	(100)
Reversed to the Statement of Operations	(9)	—	(9)
Balance at December 31, 2022	$115	$2	$117
2023 charges	453	57	510
Incurred, net of foreign currency translation of $14 million and $0 million, respectively	(42)	(43)	(85)
Reversed to the Statement of Operations	(8)	—	(8)
Balance at December 31, 2023	$518	$16	$534

In January 2024, we approved a rationalization plan that will result in the closure of certain retail and warehouse locations, primarily in Americas, and a rationalization and global workforce reorganization plan to improve our cost structure, both as part of our Goodyear Forward transformation plan. The plans will lead to a reduction of approximately 250 positions globally. We expect to substantially complete the rationalization plans by the second quarter of 2024. The estimated total pre-tax charges associated with the closure of certain retail and warehouse locations is approximately $35 million, of which $30 million is expected to be cash charges primarily for other exit and lease costs, with the remainder representing non-cash charges primarily for accelerated depreciation and other asset-related charges. The estimated total pre-tax charges associated with the rationalization and global workforce reorganization plan is approximately $35 million, of which $10 million is expected to be cash charges primarily for associate-related and lease costs, with the remainder representing non-cash charges primarily for accelerated depreciation. We have $8 million accrued for these plans at December 31, 2023 and expect to record a majority of the remaining charges in the first and second quarters of 2024.

In November 2023, we approved a rationalization plan in Europe, Middle East and Africa ("EMEA") to permanently close our Fulda, Germany tire manufacturing facility (“Fulda”) and our Fürstenwalde, Germany tire manufacturing facility (“Fürstenwalde”) as part of our strategy to improve our competitive position and reduce production cost per tire in EMEA. The proposed plan amends and replaces the plan that was previously approved in May 2023 to permanently reduce production at Fulda by approximately 50%. The proposed plan would include approximately 1,750 job reductions at Fulda and Fürstenwalde, consisting of 1,500 associates and 250 contracted and temporary positions. We intend to continue operating our mixing center in Fürstenwalde, Germany. The plan remains subject to consultation with relevant employee representative bodies. We expect to substantially complete the closure of Fulda by 2025 and the closure of Fürstenwalde by the end of 2027. We estimate total pre-tax charges associated with these actions to be between $575 million and $600 million, of which $425 million to $450 million is expected to be cash charges primarily for associate-related and other exit costs, with the remainder representing non-cash charges of approximately $150 million, mostly related to accelerated depreciation and other asset-related charges. We have $250 million accrued related to this plan at December 31, 2023. We expect pre-tax charges between $90 million and $110 million in 2024 and between $110 million and $130 million in 2025. We expect cash outflows of approximately $25 million and $300 million in 2024 and 2025, respectively. We expect the remaining pre-tax charges and cash outflows will occur by the end of 2027.

During the third quarter of 2023, we approved a rationalization and workforce reorganization plan in EMEA to improve our cost structure. The plan would lead to a reduction of approximately 1,200 positions across multiple countries within EMEA, while also creating approximately 500 new roles principally in our existing shared services organization in Romania, resulting in an overall net reduction of approximately 700 positions. In certain countries, relevant portions of the plan remain subject to consultation with employee representative bodies. The total pre-tax charges associated with the plan are expected to be $210 million to $230 million, substantially all of which are expected to be cash charges primarily for associate-related and other implementation and exit costs. We have $166 million accrued related to this plan at December 31, 2023, which is expected to be substantially paid through 2024.

During the third quarter of 2023, we approved a plan in Asia Pacific to improve profitability in our Australia and New Zealand operations. The proposed plan will lead to a reduction of approximately 700 positions, the exit of nine warehouse locations, and the sale or exit of approximately 100 retail and fleet store locations. Estimated total pre-tax charges associated with this action will be between $55 million and $65 million, of which $40 million to $50 million are expected to be cash charges primarily for associate-related and lease exit costs, with the remainder primarily representing non-cash charges for accelerated depreciation and other asset-related charges. We have $21 million accrued related to this plan at December 31, 2023, which is expected to be substantially paid through 2024.

During the second quarter of 2023, we approved a plan to reduce costs associated with our global operations and technology organization, which includes approximately 20 net headcount reductions. Total pre-tax charges are expected to be approximately $6 million, primarily consisting of cash charges for associate-related exit costs. We have $5 million accrued for this plan at December 31, 2023, which is expected to be substantially paid through the first quarter of 2024. Relevant portions of the rationalization plan remain subject to consultation with employee representative bodies.

During the first quarter of 2023, we approved a plan designed to streamline our EMEA distribution network that will result in the eventual closure of our Philippsburg, Germany distribution center. The rationalization plan will lower our operating costs while maintaining or improving the existing service levels to our customers. We expect approximately 10 net headcount reductions related to this plan. Total pre-tax cash charges are expected to be approximately $18 million, primarily for severance-related exit costs, including the exit of approximately 285 third party contract associates not included in our headcount. We have $18 million accrued for this plan at December 31, 2023, which is expected to be substantially paid during the first half of 2024.

During the first quarter of 2023, we approved a plan in EMEA to reduce staffing levels and capacity at several manufacturing facilities commensurate with the decline in demand. We expect approximately 280 net headcount reductions and total pre-tax charges of approximately $3 million related to this plan. We have $3 million accrued for this plan at December 31, 2023, which is expected to be substantially paid during the first half of 2024. Relevant portions of the rationalization plan remain subject to consultation with employee representative bodies.

The remainder of the accrual balance at December 31, 2023 is expected to be substantially utilized in the next 12 months and includes $35 million related to the closure of Cooper Tire's Melksham, United Kingdom facility ("Melksham"), $17 million related to plans to reduce SAG headcount, $5 million related to the closed Amiens, France tire manufacturing facility, and various other plans to reduce headcount and improve operating efficiency.

At December 31, 2023 and December 31, 2022, $239 million and $106 million were recorded in Other Current Liabilities in the Consolidated Balance Sheets, respectively.

The following table shows net rationalization charges included in Income (Loss) before Income Taxes:

(In millions)	2023	2022	2021
Current Year Plans
Associate severance and other related costs	$449	$103	$19
Benefit plan curtailment and special termination benefits	1	—	—
Other exit costs	23	8	—
Current Year Plans - Net Charges	$473	$111	$19
Prior Year Plans
Associate severance and other related costs	$(5)	$—	$31
Other exit costs	34	18	43
Prior Year Plans - Net Charges	$29	$18	$74
Total Net Charges	$502	$129	$93
Asset write-off and accelerated depreciation charges, net	$36	$30	$1

Substantially all of the new charges in 2023 related to future cash outflows. Current year plan charges for the year ended December 31, 2023 related to the new plans approved during 2023 are described above.

Net prior year plan charges recognized in the year ended December 31, 2023 include $16 million related to the closure of Melksham, $9 million related to the integration of Cooper Tire, $6 million related to the permanent closure of our Gadsden, Alabama tire manufacturing facility ("Gadsden"), $2 million related to a plan in South Africa, and $2 million related to the discontinued operations in Russia. Net prior year plan charges also include reversals of $8 million for actions no longer needed for their originally intended purposes.

Ongoing rationalization plans had approximately $1,470 million in rationalization charges through 2023 and approximately $260 million is expected to be incurred in future periods.

Approximately 3,500 associates will be released under new plans initiated in 2023, of which approximately 450 were released through December 31, 2023. In 2023, approximately 800 associates were released under plans initiated in prior years. Approximately 3,250 associates remain to be released under all ongoing rationalization plans.

Rationalization activities initiated in 2022 include current year charges primarily related to a rationalization and workforce reorganization plan as well as the plan to close Melksham. Net prior year plan charges recognized in the year ended December 31, 2022 include $15 million related to Gadsden, $7 million related to the modernization of two of our tire manufacturing facilities in Germany and $3 million for various plans to reduce global SAG headcount. Net prior year plan charges also include reversals of $9 million for actions no longer needed for their originally intended purposes.

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

Asset write-off and accelerated depreciation charges in 2023 primarily related to $18 million for the integration of Cooper Tire, $17 million for the closure of Melksham, and $10 million for the facility closures in Germany, partially offset by $10 million of recoveries of previously written-off accounts receivable and other assets in Russia. Asset write-off and accelerated depreciation charges for 2023 were primarily recorded in CGS.

Asset write-off and accelerated depreciation charges in 2022 primarily related to the discontinuation of our operations in Russia and a plan related to the integration of Cooper Tire. Asset write-off and accelerated depreciation charges for 2022 were primarily recorded in SAG.

Note 5. Interest Expense

Interest expense includes interest and the amortization of deferred financing fees and debt discounts, less amounts capitalized, as follows:

(In millions)	2023	2022	2021
Interest expense before capitalization	$559	$470	$403
Capitalized interest	(27)	(19)	(16)
	$532	$451	$387

Cash payments for interest, net of amounts capitalized, were $514 million, $437 million and $316 million in 2023, 2022 and 2021, respectively.

Note 6. Other (Income) Expense

(In millions)	2023	2022	2021
Non-service related pension and other postretirement benefits cost	$148	$178	$92
Interest income on a favorable indirect tax ruling in Brazil	—	—	(48)
Financing fees and financial instruments expense	59	40	39
Net foreign currency exchange (gains) losses	87	12	29
Interest income	(84)	(34)	(24)
General and product liability expense - discontinued products	6	5	—
Royalty income	(30)	(27)	(24)
Net (gains) losses on asset sales	(104)	(122)	(20)
Transaction costs	—	—	40
Miscellaneous (income) expense	26	23	10
	$108	$75	$94

Non-service related pension and other postretirement benefits cost consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost, as well as curtailments and settlements which are not related to rationalization plans. Non-service related pension and other postretirement benefits cost includes net pension settlement and curtailment charges of $40 million, $124 million and $43 million in 2023, 2022 and 2021, respectively. For further information, refer to Note to the Consolidated Financial Statements No. 18, Pension, Other Postretirement Benefits and Savings Plans.

We, along with other companies, had previously filed various claims with the Brazilian tax authorities challenging the legality of the government's calculation of certain indirect taxes. In 2021, the Brazilian Supreme Court rendered a final ruling that was favorable to companies on the remaining open aspects of these claims. As a result of the ruling, we recorded a gain in CGS of $69 million and related interest income of $48 million in Other (Income) Expense.

Financing fees and financial instruments expense consists of commitment fees and charges incurred in connection with financing transactions, primarily due to accounts receivable factoring programs. Financing fees and financial instruments expense in 2021 included a $10 million charge for a commitment fee on a bridge term loan facility related to the Cooper Tire acquisition that was not utilized and was terminated upon the closing of the transaction.

Net foreign currency exchange (gains) losses include losses of $80 million, $19 million and $13 million related to the Argentine peso in 2023, 2022 and 2021, respectively, and a $13 million loss related to the Turkish lira in 2023.

Interest income includes interest income in Argentina of $44 million, $17 million and $8 million in 2023, 2022 and 2021, respectively.

Net gains on asset sales in 2023 primarily relate to gains on sale and leaseback transactions of $88 million, resulting in $99 million of cash proceeds. Sale and leaseback transactions included the sale and leaseback of a warehouse in Americas in the second quarter of 2023 and a retail location in Americas in the fourth quarter of 2023. A $59 million gain was recorded in the second quarter of 2023 related to the sale and leaseback transaction for the warehouse in Americas. Cash proceeds related to this transaction totaled $66 million. Leaseback terms for this location include a 5-year initial term with one 5-year renewal option. We have determined it is not probable that we will exercise this option. This transaction resulted in the recognition of Operating Lease Right-of-Use Assets totaling $24 million. The sale and leaseback transaction in the fourth quarter of 2023 for the retail location in Americas resulted in a gain of $23 million. Cash proceeds related to this transaction totaled $24 million. Leaseback terms for this location include a 5-year initial term. This transaction resulted in the recognition of Operating Lease Right-of-Use Assets totaling $7 million. The remainder of net gains on asset sales in 2023 primarily relate to the sale and exit of certain retail locations in Americas.

Net gains on asset sales in 2022 include a $95 million gain related to a sale and leaseback transaction of certain consumer and commercial retail locations in Americas. Cash proceeds related to this transaction totaled $108 million. Leaseback terms for all locations include a 15-year initial term with up to six 5-year renewal options. We determined at the inception of the leases that it was not probable that we would exercise any of the renewal options. The transaction resulted in the recognition of Operating Lease Right-of-Use Assets totaling $57 million. The remainder of net gains on asset sales in 2022 primarily relate to the sale and exit of certain retail locations in Americas. Net gains on asset sales in 2021 primarily relate to the sale of land in Hanau, Germany.

Transaction costs include legal, consulting and other expenses incurred by us in connection with the Cooper Tire acquisition.

Miscellaneous (income) expense in 2023 includes non-indemnified costs for product liability claims related to products manufactured by a formerly consolidated joint venture entity totaling $31 million and a $10 million loss related to the sale of a receivable in Argentina, partially offset by $5 million of income for the write-off of accumulated foreign currency translation related to our exited business in Russia. Miscellaneous (income) expense in 2023 also includes $11 million of income related to a favorable court decision setting aside a previous unfavorable verdict on intellectual property-related legal claims. The impact of that verdict and other fees of $15 million was recorded in miscellaneous (income) expense in 2022. Miscellaneous (income) expense in 2021 includes an insurance settlement gain of $10 million.

Other (Income) Expense also includes general and product liability expense - discontinued products, which consists of charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries; and royalty income, which is derived primarily from licensing arrangements.

Note 7. Income Taxes

The components of Income (Loss) before Income Taxes follow:

(In millions)	2023	2022	2021
U.S.	$(325)	$41	$(102)
Foreign	(352)	358	615
	$(677)	$399	$513

A reconciliation of income taxes at the U.S. statutory rate to United States and Foreign Tax Expense (Benefit) follows:

(In millions)	2023	2022	2021
U.S. federal income tax expense (benefit) at the statutory rate of 21%	$(142)	$84	$108
Net foreign losses (income) with no tax due to valuation allowances	122	45	3
Goodwill impairment	34	—	—
State income taxes, net of U.S. federal benefit	(12)	6	1
Adjustment for foreign income taxed at different rates and nontaxable foreign items	5	33	24
U.S. charges (benefits) related to foreign tax credits, R&D and foreign derived intangible deduction	4	(7)	(4)
Net establishment (release) of uncertain tax positions	(3)	(4)	(6)
Deferred tax impact of enacted rate and law changes	—	(6)	(61)
Net establishment (release) of foreign valuation allowances and write off of deferred taxes	—	24	(1)
Net establishment (release) of U.S. valuation allowances	—	—	(340)
Other	2	15	9
United States and Foreign Tax Expense (Benefit)	$10	$190	$(267)

The components of United States and Foreign Tax Expense (Benefit) by taxing jurisdiction, follow:

(In millions)	2023	2022	2021
Current:
Federal	$37	$—	$1
Foreign	177	150	166
State	26	12	37
	240	162	204
Deferred:
Federal	(123)	(28)	(362)
Foreign	(62)	46	(23)
State	(45)	10	(86)
	(230)	28	(471)
United States and Foreign Tax Expense (Benefit)	$10	$190	$(267)

Income tax expense in 2023 was $10 million on a loss before income taxes of $677 million. In 2023, income tax expense includes net discrete tax benefits totaling $9 million, primarily related to additional prior year withholding tax creditable in the U.S. as a result of a tax law change.

In 2022, income tax expense was $190 million on income before income taxes of $399 million and includes net discrete tax expense totaling $23 million, including a charge of $14 million to write off deferred tax assets related to tax loss carryforwards in the U.K. and a charge of $11 million to establish a full valuation allowance on our net deferred tax assets in Russia, partially offset by a net benefit of $2 million for various other items.

In 2021, income tax benefit of $267 million on income before income taxes of $513 million includes net discrete tax benefits totaling $409 million, including a reduction in our valuation allowances of $340 million for certain U.S. deferred tax assets for foreign tax credits and state tax loss carryforwards, a $39 million benefit to adjust our deferred tax assets in England for an enacted change in the tax rate, a $21 million benefit to reflect an increase in our estimated state tax rate used in calculating our U.S. net deferred tax assets as a result of a change in the overall mix of our earnings by state after including the impact of the acquisition of Cooper Tire, an $8 million benefit related to a favorable court ruling in Brazil, and a net benefit of $1 million for various other items.

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

At December 31, 2023 and December 31, 2022, we had approximately $1.2 billion and $1.1 billion of U.S. federal, state and local net deferred tax assets, respectively, inclusive of valuation allowances totaling $22 million and $26 million in each period, respectively, primarily for state tax loss carryforwards with limited lives. As of December 31, 2023, approximately $1.0 billion of these U.S. net deferred tax assets have unlimited lives and approximately $200 million have limited lives, including $22 million of foreign tax credits, and the majority do not start to expire until 2031. As of December 31, 2022, approximately $700 million of these U.S. net deferred tax assets had unlimited lives and approximately $400 million had limited lives, including $230 million of foreign tax credits, and had expiration dates between 2023 and 2042. In the U.S., as of December 31, 2023, we emerged from a three-year cumulative loss which was driven by business disruptions created by the COVID-19 pandemic. Our U.S. cumulative income for the three-years ended December 31, 2023 is primarily a result of gains from other comprehensive income rather than consistently profitable U.S. operating results. Our 2023 U.S. operating results in the first six months of the year were negatively impacted by lower sales volumes due to commercial replacement tire channel destocking, reduced consumer industry demand and the Tupelo storm. However, our second half of 2023 showed improvement and profitability in our U.S. operating results.

In assessing our ability to utilize our net deferred tax assets, we primarily considered objectively verifiable information, including the improvement in our U.S. operating results during the second half of 2023 as a result of improved tire volume and lower raw material and transportation costs compared to the first half of 2023. In addition, we consider our current forecasts of future profitability in assessing our ability to realize our deferred tax assets as well as the impact of tax planning strategies. These forecasts include the impact of recent trends and various macroeconomic factors such as the impact of raw material, transportation, labor and energy costs on our profitability. Our tax planning strategies include accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, repatriation of certain foreign royalty income, and other financing transactions, all of which would increase our domestic profitability.

We believe our improvement in U.S. operating results during the second half of 2023 and forecasts of future profitability provide us sufficient positive evidence to conclude that it is more likely than not that, at December 31, 2023, our U.S. net deferred tax assets will be fully utilized. However, macroeconomic factors such as raw material, transportation, labor and energy costs possess a high degree of volatility and can significantly impact our profitability. In addition, certain tax provisions, such as the annual interest expense limitation under Section 163(j) of the Internal Revenue Code of 1986, if amended, could impact our analysis of the realizability of our U.S. deferred tax assets. If our U.S. operating results significantly decline in the future, we may need to record a valuation allowance which could adversely impact our operating results. As such, we will closely monitor our U.S. operations as well as any tax law changes to assess the realizability of our U.S. deferred tax assets.

At December 31, 2023 and December 31, 2022, we also had approximately $1.5 billion and $1.2 billion of foreign net deferred tax assets, respectively, and related valuation allowances of approximately $1.2 billion and $1.0 billion, respectively. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of approximately $1.0 billion on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances on our foreign deferred tax assets having a significant impact on our financial position or results of operations will exist within the next twelve months.

Temporary differences and carryforwards giving rise to deferred tax assets and liabilities at December 31 follow:

(In millions)	2023	2022
Tax loss carryforwards and credits	$1,155	$1,160
Capitalized research and development expenditures	490	481
Prepaid royalty income	427	457
Accrued expenses deductible as paid	343	320
Partnership basis differences	317	341
Other prepayments income	153	—
Postretirement benefits and pensions	87	63
Lease liabilities	82	70
Rationalizations and other provisions	58	52
Vacation and sick pay	25	26
Other	137	100
	3,274	3,070
Valuation allowance	(1,275)	(1,072)
Total deferred tax assets	1,999	1,998
Intangible property basis differences related to Cooper Tire acquisition	(205)	(214)
Property basis differences	(166)	(407)
Right-of-use assets	(81)	(68)
Total net deferred tax assets	$1,547	$1,309

At December 31, 2023, we had $948 million of tax assets for net operating loss, capital loss and tax credit carryforwards related to certain foreign subsidiaries. These carryforwards are primarily from countries with unlimited carryforward periods, but include $72 million of tax credit carryforwards in various European countries that are subject to expiration from 2024 to 2033. A valuation allowance totaling $1,253 million has been recorded against these and other deferred tax assets where recovery of the asset or carryforward is uncertain. In addition, we had $157 million of federal and $50 million of state tax assets for net operating loss and tax credit carryforwards. The federal carryforwards include $23 million of foreign tax credits that are subject to expiration from 2028 to 2030 and $129 million of tax assets related to research and development credits and other federal credits that are subject to expiration from 2030 to 2043. The state carryforwards include $38 million that are subject to expiration from 2024 to 2040. A valuation allowance of $22 million has been recorded against federal and state deferred tax assets where recovery is uncertain.

At December 31, 2023, we had unrecognized tax benefits of $92 million that, if recognized, would have a favorable impact on our tax expense of $61 million. We had accrued interest of $1 million as of December 31, 2023. If not favorably settled, $9 million of the unrecognized tax benefits and all the accrued interest would require the use of our cash. We do not expect changes during 2024 to our unrecognized tax benefits to have a significant impact on our financial position or results of operations. A summary of our unrecognized tax benefits and changes during the year follows:

(In millions)	2023	2022	2021
Balance at January 1	$87	$90	$85
Increases related to prior year tax positions	5	10	28
Decreases related to prior year tax positions	—	—	(12)
Settlements	(1)	(12)	(5)
Foreign currency impact	4	(1)	(7)
Increases related to current year tax positions	—	2	3
Lapse of statute of limitations	(3)	(2)	(2)
Balance at December 31	$92	$87	$90

We are open to examination in the U.S. for 2021 and in Germany from 2018 onward. Generally, for our remaining tax jurisdictions, years from 2018 onward are still open to examination.

We have undistributed earnings and profits of our foreign subsidiaries totaling approximately $2.8 billion at December 31, 2023. We have concluded that no provision for tax in the U.S. is required because substantially all of the remaining undistributed earnings and profits have been or will be reinvested in property, plant and equipment and working capital outside of the U.S. A foreign withholding tax charge would be required if these earnings and profits were distributed to the U.S. We estimate the foreign withholding tax charge to be approximately $100 million (net of foreign tax credits) using various assumptions. Future events, including changes in our business operations and tax law changes, could impact our current estimate.

Net cash payments for income taxes were $200 million, $174 million and $201 million in 2023, 2022 and 2021, respectively.
Note 8. Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are calculated to reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock.

Basic and diluted earnings per common share are calculated as follows:

(In millions, except per share amounts)	2023	2022	2021
Earnings (loss) per share — basic:
Goodyear net income (loss)	$(689)	$202	$764
Weighted average shares outstanding	285	284	261
Earnings (loss) per common share — basic	$(2.42)	$0.71	$2.92

Earnings (loss) per share — diluted:
Goodyear net income (loss)	$(689)	$202	$764
Weighted average shares outstanding	285	284	261
Dilutive effect of stock options and other dilutive securities	—	2	3
Weighted average shares outstanding — diluted	285	286	264
Earnings (loss) per common share — diluted	$(2.42)	$0.71	$2.89

Weighted average shares outstanding — diluted for 2023 excludes approximately 2 million shares, related primarily to options with exercise prices less than the average market price of our common shares (i.e., "in-the-money" options) and unvested restricted stock units, as their inclusion would have been anti-dilutive due to the Goodyear net loss. Additionally, weighted average shares outstanding — diluted for 2023, 2022 and 2021 excludes approximately 2 million equivalent shares related to options with exercise prices greater than the average market price of our common shares (i.e., "underwater" options).

Note 9. Business Segments

Segment information reflects our strategic business units (“SBUs”), which are organized to meet customer requirements and global competition. For the year ended December 31, 2023, we operated our business through three operating segments representing our regional tire businesses: Americas; Europe, Middle East and Africa; and Asia Pacific. Segment information is reported on the basis used for reporting to our Chief Executive Officer. Each of the three regional business segments is involved in the development, manufacture, distribution and sale of tires. Certain of the business segments also provide related products and services, which include retreads and automotive and commercial truck maintenance and repair services. Each segment also exports tires to other segments. Since the Closing Date, Cooper Tire's operating results have been incorporated into each of our SBUs.

Americas manufactures and sells tires for automobiles, trucks, buses, earthmoving, mining and industrial equipment, aircraft, and for various other applications throughout North, Central and South America. Americas also provides related products and services, including retreaded tires, tread rubber, and automotive and commercial truck maintenance and repair services, as well as sells chemical and natural rubber products to our other business segments and to unaffiliated customers.

EMEA manufactures and sells tires for automobiles, trucks, buses, aircraft, motorcycles, and earthmoving, mining and industrial equipment throughout Europe, the Middle East and Africa. EMEA also sells retreaded aviation tires, retreading and related services for commercial truck and earthmoving, mining and industrial equipment, and automotive maintenance and repair services.

Asia Pacific manufactures and sells tires for automobiles, trucks, buses, aircraft, farm, and earthmoving, mining and industrial equipment throughout the Asia Pacific region. Asia Pacific also provides related products and services, including retreaded truck and aviation tires, tread rubber, and automotive maintenance and repair services.

The following table presents segment sales and operating income, and the reconciliation of segment operating income to Income (Loss) before Income Taxes:

(In millions)	2023	2022	2021
Sales
Americas	$11,993	$12,766	$10,051
Europe, Middle East and Africa	5,606	5,645	5,243
Asia Pacific	2,467	2,394	2,184
Net Sales	$20,066	$20,805	$17,478
Segment Operating Income
Americas	$749	$1,094	$914
Europe, Middle East and Africa	17	61	239
Asia Pacific	202	121	135
Total Segment Operating Income	$968	$1,276	$1,288
Less:
Goodwill impairment (Note 12)	230	—	—
Rationalizations (Note 4)	502	129	93
Interest expense (Note 5)	532	451	387
Other (income) expense (Note 6)	108	75	94
Asset write-offs and accelerated depreciation, net (Note 4)	36	37	1
Corporate incentive compensation plans	70	56	87
Retained expenses of divested operations	18	14	12
Other(1)	149	115	101
Income (Loss) before Income Taxes	$(677)	$399	$513
(1)
Primarily represents unallocated corporate costs and the elimination of $27 million, $25 million and $22 million for the years ended December 31, 2023, 2022 and 2021, respectively, of royalty income attributable to the SBUs. Other in 2023 also includes $35 million of costs related to the Goodyear Forward plan, primarily related to third-party consulting fees.

The following table presents segment assets at December 31:

(In millions)	2023	2022
Assets
Americas	$11,647	$12,171
Europe, Middle East and Africa	4,873	5,239
Asia Pacific	2,767	2,913
Total Segment Assets	19,287	20,323
Corporate(1)	2,295	2,108
	$21,582	$22,431

(1)
Corporate includes substantially all of our U.S. net deferred tax assets.

Results of operations are measured based on net sales to unaffiliated customers and segment operating income. Each segment exports tires to other segments. The financial results of each segment exclude sales of tires exported to other segments, but include operating income derived from such transactions. Segment operating income is computed as follows: Net sales less CGS (excluding asset write-offs and accelerated depreciation charges) and SAG (including certain allocated corporate administrative expenses). Segment operating income also includes certain royalties and equity in earnings of most affiliates. Segment operating income does not include net rationalization charges, asset sales, goodwill and other asset impairment charges, and certain other items.

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

(In millions)	2023	2022	2021
Net Sales
United States	$9,807	$10,734	$8,480
Other international	10,259	10,071	8,998
	$20,066	$20,805	$17,478
Long-Lived Assets
United States	$3,891	$3,804
China	713	743
Other international	3,888	3,747
	$8,492	$8,294

At December 31, 2023, significant concentrations of cash and cash equivalents held by our international subsidiaries included the following amounts:

•
$297 million or 33% in EMEA, primarily France, England and Poland ($361 million or 29% at December 31, 2022),
•
$244 million or 27% in Asia Pacific, primarily China, India and Australia ($301 million or 25% at December 31, 2022), and
•
$237 million or 26% in Americas, primarily Brazil, Mexico and Argentina ($316 million or 26% at December 31, 2022).

Goodwill impairment, as described in Notes to the Consolidated Financial Statements No. 12, Goodwill and Intangible Assets; rationalizations, as described in Note to the Consolidated Financial Statements No. 4, Costs Associated with Rationalization Programs; net (gains) losses on asset sales, as described in Note to the Consolidated Financial Statements No. 6, Other (Income) Expense; and asset write-offs and accelerated depreciation were not charged (credited) to the SBUs for performance evaluation purposes but were attributable to the SBUs as follows:

(In millions)	2023	2022	2021
Goodwill Impairment
Europe, Middle East and Africa	230	—	—
Total Segment Goodwill Impairment	$230	$—	$—

(In millions)	2023	2022	2021
Rationalizations
Americas	$19	$32	$38
Europe, Middle East and Africa	409	92	49
Asia Pacific	25	—	—
Total Segment Rationalizations	$453	$124	$87
Corporate	49	5	6
	$502	$129	$93

(In millions)	2023	2022	2021
Net Gains on Asset Sales
Americas	$(104)	$(122)	$(1)
Europe, Middle East and Africa	—	—	(13)
Total Segment Gains on Asset Sales	$(104)	$(122)	$(14)
Corporate	—	—	(6)
	$(104)	$(122)	$(20)

(In millions)	2023	2022	2021
Asset Write-Offs and Accelerated Depreciation, net
Americas	$19	$—	$—
Europe, Middle East and Africa	17	20	1
Total Segment Asset Write-Offs and Accelerated Depreciation, net	$36	$20	$1
Corporate	—	17	—
	$36	$37	$1

The following tables present segment capital expenditures and depreciation and amortization:

(In millions)	2023	2022	2021
Capital Expenditures
Americas	$638	$611	$537
Europe, Middle East and Africa	255	258	270
Asia Pacific	126	144	135
Total Segment Capital Expenditures	$1,019	$1,013	$942
Corporate	31	48	39
	$1,050	$1,061	$981

(In millions)	2023	2022	2021
Depreciation and Amortization
Americas	$580	$561	$486
Europe, Middle East and Africa	239	208	213
Asia Pacific	141	144	146
Total Segment Depreciation and Amortization	$960	$913	$845
Corporate	41	51	38
	$1,001	$964	$883

The following table presents segment equity in the net (income) loss of investees accounted for by the equity method:

(In millions)	2023	2022	2021
Equity in (Income) Loss
Americas	$15	$(14)	$(18)
Europe, Middle East and Africa	(1)	1	—
Asia Pacific	(16)	(12)	(4)
Total Segment Equity in Income	$(2)	$(25)	$(22)

The decrease in total segment equity in income for 2023 compared to 2022 was driven by decreased profitability of our TireHub joint venture in Americas.

Note 10. Accounts Receivable

(In millions)	December 31, 2023	December 31, 2022
Accounts receivable	$2,833	$2,722
Allowance for doubtful accounts	(102)	(112)
	$2,731	$2,610

Note 11. Inventories

(In millions)	December 31, 2023	December 31, 2022
Raw materials	$785	$1,191
Work in process	206	187
Finished goods	2,707	3,193
	$3,698	$4,571

Note 12. Goodwill and Intangible Assets

The following table presents the net carrying amount of goodwill allocated by segment, and changes during 2023:

(In millions)	Balance at December 31, 2022	Acquisitions	Divestitures	Impairment	Translation	Balance at December 31, 2023
Americas	$724	$—	$—	$—	$—	$724
Europe, Middle East and Africa (1)	232	—	—	(230)	(2)	—
Asia Pacific	58	—	—	—	(1)	57
	$1,014	$—	$—	$(230)	$(3)	$781

The following table presents the net carrying amount of goodwill allocated by segment, and changes during 2022:

(In millions)	Balance at December 31, 2021	Acquisitions	Divestitures	Translation	Balance at December 31, 2022
Americas	$709	$15	$—	$—	$724
Europe, Middle East and Africa	231	18	(3)	(14)	232
Asia Pacific	64	—	—	(6)	58
	$1,004	$33	$(3)	$(20)	$1,014

(1) The decrease during 2023 was due to the EMEA goodwill impairment. The accumulated amount of impairment recognized against EMEA's goodwill is $412 million.

The following table presents information about intangible assets at December 31:

	2023			2022
(In millions)	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
Intangible assets with indefinite lives	$687	$(6)	$681	$687	$(6)	$681
Customer relationships	350	(77)	273	350	(48)	302
Other intangible assets	30	(25)	5	31	(20)	11
Trademarks and patents	29	(19)	10	30	(20)	10
	$1,096	$(127)	$969	$1,098	$(94)	$1,004

(1)
Includes impact of foreign currency translation.

Intangible assets are primarily comprised of rights to use the Cooper and Dunlop brand names and related trademarks, Cooper Tire customer relationships, and certain other brand names and trademarks.

Amortization expense for intangible assets totaled $33 million in 2023, $35 million in 2022, and $21 million in 2021. We estimate that annual amortization expense related to intangible assets will be $32 million in 2024, and an average of $30 million in 2025 through 2028. The weighted average remaining amortization period is approximately 9 years.

As part of our annual impairment analysis as of October 31, 2023, we completed a quantitative impairment analysis at our North America, Asia Pacific and EMEA reporting units to determine if their fair values were less than their carrying amounts. We determined the estimated fair value for the reporting units based on their discounted cash flow projections and market values for comparable businesses. The most critical assumptions used in the calculation of the fair value of each reporting unit are the projected revenue, projected operating margin, discount rate and the selection of the market multiples. Based on the quantitative test, the fair values of the North America and Asia Pacific reporting units substantially exceeded their carrying values. As previously disclosed, during the third quarter of 2023, we reduced the near-term and long-term outlook of our EMEA segment based on recent business performance and the industry outlook. As a result, we performed a quantitative analysis as of September 30, 2023 of the fair value of the EMEA reporting unit, which resulted in an estimated fair value that exceeded its carrying value, including goodwill. During the fourth quarter of 2023, the industry continued to decline, which resulted in a further reduction in our near-term and long-term outlook to include the updated industry outlook and additional strategic actions and rationalizations. The forecast resulted in lower than previously projected cash flows for the EMEA reporting unit, which negatively affected the valuation compared to the previous valuation. As a result, the fair value of the EMEA reporting unit as of October 31, 2023, was less than its carrying value, resulting in a non-cash impairment charge of $230 million during the fourth quarter of 2023.

As part of our annual impairment analysis as of October 31, 2023, we completed a quantitative impairment analysis of our indefinite-lived intangible assets to determine if their fair values were less than their carrying amounts. We determined the fair value of the indefinite-lived intangible assets using the relief from royalty method, which calculates the cost savings associated with owning rather than licensing the assets. The most critical assumptions used in the calculation of the fair value are projected revenue, discount rate and royalty rate. Based on the results of the quantitative impairment analyses, the Company determined that no impairment was required as the estimated fair values of our indefinite-lived intangible assets exceeded or approximated their respective carrying values. We identified $530 million of indefinite-lived intangible assets related to the recent Cooper Tire acquisition, which have carrying values that approximate the estimated fair value as of the annual impairment testing date and no impairment was required.

We assessed the period from October 31, 2023 to December 31, 2023 and determined there were no factors that caused us to change our conclusions as of October 31, 2023. Future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill and indefinite-lived intangible assets, including discount rates, royalty rates and cash flow projections, could result in significantly different estimates of the fair values. A significant reduction in the estimated fair values could result in additional impairment charges that could adversely affect our results of operations.

Note 13. Other Assets and Investments

Dividends received from our consolidated subsidiaries were $150 million, $115 million and $177 million in 2023, 2022 and 2021, respectively. Dividends received in 2023 were primarily from Brazil, Mexico and Singapore and paid to the United States. Dividends received in 2022 were primarily from Brazil, Mexico and Singapore and paid to the United States. Dividends received in 2021 were primarily from Brazil, Singapore and Peru and paid to the United States. Dividends received from our affiliates accounted for using the equity method were $19 million, $7 million and $6 million in 2023, 2022 and 2021, respectively.

Investment in TireHub

The carrying value of our investment in TireHub was $22 million and $60 million at December 31, 2023 and 2022, respectively, and was included in Other Assets on our Consolidated Balance Sheets. In addition, we had an outstanding loan receivable from TireHub of $96 million, which includes $2 million of interest, at December 31, 2023, which was also included in Other Assets on our Consolidated Balance Sheets compared to an outstanding loan receivable of $17 million at December 31, 2022. Our investment in TireHub is accounted for under the equity method of accounting and, as such, includes our 50% share of the net income (losses) of TireHub, which was a net loss of $25 million in 2023 and net income of $1 million and $4 million in 2022 and 2021, respectively.

Investment in ACTR Company Limited

As part of the Cooper Tire acquisition, Goodyear acquired a 35% equity interest in ACTR Company Limited, a tire manufacturing joint venture in Vietnam, valued at $76 million and $70 million at December 31, 2023 and 2022, respectively. Our investment in ACTR is accounted for under the equity method of accounting and, as such, includes our 35% share of the net income of ACTR, which totaled $15 million, $12 million and $4 million in 2023, 2022 and 2021, respectively.

Note 14. Property, Plant and Equipment

	December 31, 2023			December 31, 2022
(In millions)	Owned	Finance Leases	Total	Owned	Finance Leases	Total
Property, plant and equipment:
Land	$461	$1	$462	$449	$1	$450
Buildings	2,840	218	3,058	2,640	217	2,857
Machinery and equipment	15,664	69	15,733	14,838	51	14,889
Construction in progress	1,340	—	1,340	1,173	—	1,173
	20,305	288	20,593	19,100	269	19,369
Accumulated depreciation	(12,392)	(80)	(12,472)	(11,308)	(69)	(11,377)
	7,913	208	8,121	7,792	200	7,992
Spare parts	371	—	371	302	—	302
	$8,284	$208	$8,492	$8,094	$200	$8,294

The range of useful lives of property used in arriving at the annual amount of depreciation is as follows: buildings and improvements, 3 to 45 years; and machinery and equipment, 3 to 40 years.

Note 15. Leases

The components of lease expense included in Income (Loss) before Income Taxes for the years ended December 31, 2023, 2022 and 2021 are as follows:

(In millions)	2023	2022	2021
Operating Lease Expense	$302	$300	$295
Finance Lease Expense:
Amortization of ROU assets	12	10	9
Interest on lease liabilities	20	20	21
Short Term Lease Expense	11	17	11
Variable Lease Expense	3	5	8
Sublease Income	(10)	(11)	(11)
Total Lease Expense	$338	$341	$333

Supplemental cash flow information related to leases for the years ended December 31, 2023, 2022 and 2021 is as follows:

(In millions)	2023	2022	2021
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating Cash Flows for Operating Leases	$278	$276	$278
Operating Cash Flows for Finance Leases	20	20	21
Financing Cash Flows for Finance Leases	8	6	6
ROU Assets Obtained in Exchange for Lease Obligations
Operating Leases	218	250	378
Finance Leases	17	20	14

Supplemental balance sheet information related to leases as of December 31, 2023 and 2022 is as follows:

(In millions, except lease term and discount rate)	2023	2022
Operating Leases
Operating Lease ROU Assets	$985	$976

Operating Lease Liabilities due Within One Year	$200	$199
Operating Lease Liabilities	825	821
Total Operating Lease Liabilities	$1,025	$1,020

Finance Leases
Property, Plant and Equipment, at cost	$288	$269
Accumulated Depreciation	(80)	(69)
Property, Plant and Equipment, net	$208	$200

Long Term Debt and Finance Leases due Within One Year	$10	$8
Long Term Debt and Finance Leases	258	247
Total Finance Lease Liabilities	$268	$255

Weighted Average Remaining Lease Term (years)
Operating Leases	7.0	7.4
Finance Leases	27.3	29.2

Weighted Average Discount Rate
Operating Leases	7.24%	6.82%
Finance Leases	8.17%	8.26%

Future maturities of our lease liabilities, excluding subleases, as of December 31, 2023 are as follows:

(In millions)	Operating Leases	Finance Leases
2024	$260	$29
2025	221	28
2026	183	28
2027	147	27
2028	110	26
Thereafter	413	617
Total Lease Payments	1,334	755
Less: Imputed Interest	309	487
Total	$1,025	$268

As of December 31, 2023, we have additional operating and finance leases that have not yet commenced for which the present value of lease payments over the respective lease terms totals $162 million. Accordingly, these leases are not recorded on the Consolidated Balance Sheets at December 31, 2023. These leases will commence in 2024 and 2025 with lease terms of 1 year to 40 years.

Note 16. Financing Arrangements and Derivative Financial Instruments

At December 31, 2023, we had total credit arrangements of $11,743 million, of which $4,247 million were unused. At that date, approximately 20% of our debt was at variable interest rates averaging 8.09%.

Notes Payable and Overdrafts, Long Term Debt and Finance Leases due Within One Year and Short Term Financing Arrangements

At December 31, 2023, we had short term committed and uncommitted credit arrangements totaling $760 million, of which $380 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.

The following table presents amounts due within one year:

	December 31,	December 31,
(In millions)	2023	2022
Chinese credit facilities	$15	$26
Other foreign and domestic debt	329	369
Notes Payable and Overdrafts	$344	$395
Weighted average interest rate	10.52%	5.75%

Chinese credit facilities	$54	$136
Other foreign and domestic debt (including finance leases)	395	92
Long Term Debt and Finance Leases due Within One Year	$449	$228
Weighted average interest rate	7.27%	3.88%
Total obligations due within one year	$793	$623

Long Term Debt and Finance Leases and Financing Arrangements

At December 31, 2023, we had long term credit arrangements totaling $10,983 million, of which $3,867 million were unused.

The following table presents long term debt and finance leases, net of unamortized discounts, and interest rates:

	December 31, 2023		December 31, 2022
(In millions)	Amount	Interest Rate	Amount	Interest Rate
Notes:
9.5% due 2025	$801		$802
5% due 2026	900		900
4.875% due 2027	700		700
7.625% due 2027	128		131
7% due 2028	150		150
2.75% Euro Notes due 2028	442		427
5% due 2029	850		850
5.25% due April 2031	550		550
5.25% due July 2031	600		600
5.625% due 2033	450		450
Credit Facilities:
First lien revolving credit facility due 2026	385	6.71%	—	—
European revolving credit facility due 2028	—	—	374	3.39%
Pan-European accounts receivable facility	244	6.11%	267	3.77%
Mexican credit facility	84	7.57%	200	6.29%
Chinese credit facilities	174	3.94%	235	4.23%
Other foreign and domestic debt(1)	591	7.44%	650	6.58%
	7,049		7,286
Unamortized deferred financing fees	(37)		(46)
	7,012		7,240
Finance lease obligations(2)	268		255
	7,280		7,495
Less portion due within one year	(449)		(228)
	$6,831		$7,267

(1)
Interest rates are weighted average interest rates related to various foreign credit facilities with customary terms and conditions.
(2)
Includes non-cash financing additions of $17 million and $20 million during the twelve month period ended December 31, 2023 and 2022, respectively.

NOTES

$800 million 9.5% Senior Notes due 2025

At December 31, 2023, $800 million aggregate principal amount of 9.5% senior notes due 2025 were outstanding. $600 million of these notes were sold at 100% of the principal amount and $200 million of these notes were sold at 101.75% of the principal amount at an effective yield of 9.056%. These notes will mature on May 31, 2025. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. first lien revolving credit facility described below.

We have the option to redeem these notes, in whole or in part, at any time at a redemption price of 102.375% and 100% during the 12-month periods commencing on May 31, 2023 and 2024 and thereafter, respectively, plus accrued and unpaid interest to the redemption date.

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

$900 million 5% Senior Notes due 2026

At December 31, 2023, $900 million aggregate principal amount of 5% senior notes due 2026 were outstanding. These notes were sold at 100% of the principal amount and will mature on May 31, 2026. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. first lien revolving credit facility described below.

We have the option to redeem these notes, in whole or in part, at any time at a redemption price of 100.833% and 100% during the 12-month periods commencing on May 31, 2023 and 2024 and thereafter, respectively, plus accrued and unpaid interest to the redemption date.

The indenture for these notes includes covenants that are substantially similar to those contained in the indenture governing our 9.5% senior notes due 2025, described above.

$700 million 4.875% Senior Notes due 2027

At December 31, 2023, $700 million aggregate principal amount of 4.875% senior notes due 2027 were outstanding. These notes were sold at 100% of the principal amount and will mature on March 15, 2027. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. first lien revolving credit facility described below.

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

$117 million 7.625% Senior Notes due 2027

Following the Cooper Tire acquisition and at December 31, 2023, $117 million aggregate principal amount of 7.625% senior notes due 2027 were outstanding. These notes also included a $19 million fair value step-up, which is being amortized against interest expense over the remaining life of the notes. Amortization since the Closing Date was approximately $8 million. These notes are unsecured senior obligations and will mature on March 15, 2027. These notes are not redeemable prior to maturity.

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

$150 million 7% Senior Notes due 2028

At December 31, 2023, $150 million aggregate principal amount of 7% notes due 2028 were outstanding. These notes are unsecured senior obligations and will mature on March 15, 2028.

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

€400 million 2.75% Senior Notes due 2028 of GEBV

At December 31, 2023, €400 million in aggregate principal amount of GEBV 2.75% senior notes due 2028 were outstanding. These notes were sold at 100% of the principal amount and will mature on August 15, 2028. These notes are unsecured senior obligations of GEBV and are guaranteed, on an unsecured senior basis, by the Company and our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. first lien revolving credit facility described below.

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

$850 million 5% Senior Notes due 2029

At December 31, 2023, $850 million in aggregate principal amount of 5% senior notes due 2029 were outstanding. These notes were sold at 100% of the principal amount and will mature on July 15, 2029. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. first lien revolving credit facility described below.

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

$550 million 5.25% Senior Notes due April 2031

At December 31, 2023, $550 million in aggregate principal amount of 5.25% senior notes due April 2031 were outstanding. These notes were sold at 100% of the principal amount and will mature on April 30, 2031. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. first lien revolving credit facility described below.

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

$600 million 5.25% Senior Notes due July 2031

At December 31, 2023, $600 million in aggregate principal amount of 5.25% senior notes due July 2031 were outstanding. These notes were sold at 100% of the principal amount and will mature on July 15, 2031. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. first lien revolving credit facility described below.

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

$450 million 5.625% Senior Notes due 2033

At December 31, 2023, $450 million in aggregate principal amount of 5.625% senior notes due 2033 were outstanding. These notes were sold at 100% of the principal amount and will mature on April 30, 2033. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. first lien revolving credit facility described below.

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

CREDIT FACILITIES

$2.75 billion Amended and Restated First Lien Revolving Credit Facility due 2026

Our first lien revolving credit facility matures on June 8, 2026 and is available in the form of loans or letters of credit. Up to $800 million in letters of credit and $50 million of swingline loans are available for issuance under the facility. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million.

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

Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks in an amount not to exceed $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion. As of December 31, 2023, our borrowing base, and therefore our availability, under this facility was $123 million below the facility's stated amount of $2.75 billion.

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

At December 31, 2023, we had $385 million of borrowings and $1 million of letters of credit issued under the revolving credit facility. At December 31, 2022, we had no borrowings and $3 million of letters of credit issued under the revolving credit facility.

€800 million Amended and Restated Senior Secured European Revolving Credit Facility due 2028

The European revolving credit facility matures on January 14, 2028 and consists of (i) a €180 million German tranche that is available only to Goodyear Germany GmbH and (ii) a €620 million all-borrower tranche that is available to GEBV, Goodyear

Germany and Goodyear Operations S.A. Up to €175 million of swingline loans and €75 million in letters of credit are available for issuance under the all-borrower tranche. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to €200 million. Amounts drawn under this facility will bear interest at SOFR plus 150 basis points for loans denominated in U.S. dollars, EURIBOR plus 150 basis points for loans denominated in euros, and SONIA plus 150 basis points for loans denominated in pounds sterling. Undrawn amounts under the facility are subject to an annual commitment fee of 25 basis points.

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

At December 31, 2023, we had no borrowings and no letters of credit outstanding under the European revolving credit facility. At December 31, 2022, there were no borrowings outstanding under the German tranche, $374 million (€350 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility.

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

At December 31, 2023, the amounts available and utilized under this program totaled $244 million (€221 million). At December 31, 2022, the amounts available and utilized under this program totaled $267 million (€250 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At December 31, 2023, the gross amount of receivables sold was $693 million, compared to $744 million at December 31, 2022.

Other Foreign Credit Facilities

A Mexican subsidiary and a U.S. subsidiary have a revolving credit facility in Mexico. At December 31, 2023, the amounts available and utilized under this facility were $200 million and $84 million, respectively. At December 31, 2022, the amounts available and utilized under this facility were $200 million. The facility ultimately matures on November 22, 2024, has covenants relating to the Mexican and U.S. subsidiaries, and has customary representations and warranties and defaults relating to the Mexican and U.S. subsidiaries' ability to perform their respective obligations under the facility.

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

The following table presents the total amounts available and utilized under the Chinese financing arrangements:

	December 31,	December 31,
(In millions)	2023	2022
Total available	$937	$852
Amounts utilized:
Notes Payable and Overdrafts	$15	$26
Long Term Debt due Within One Year	54	136
Long Term Debt	120	99
Letters of credit, bank acceptances and other utilization	91	75
Total utilized	$280	$336

Maturities	2/24-8/28	1/23-8/25

Certain of these facilities can only be used to finance the expansion of two of our manufacturing facilities in China and, at December 31, 2023 and December 31, 2022, the unused amounts available under these facilities were $93 million and $63 million, respectively.

Debt Maturities

The annual aggregate maturities of our debt (excluding the impact of deferred financing fees, unamortized discounts and the fair value step-up related to the Cooper Tire acquisition), finance leases and notes payable and overdrafts for the five years subsequent to December 31, 2023 are presented below. Maturities of debt credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

(In millions)	2024	2025	2026	2027	2028
U.S.	$93	$805	$1,288	$820	$150
Foreign	699	284	16	258	551
	$792	$1,089	$1,304	$1,078	$701

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

The following table presents the fair values for foreign currency hedge contracts that do not meet the criteria to be accounted for as cash flow hedging instruments:

	December 31,	December 31,
(In millions)	2023	2022
Fair Values — Current asset (liability):
Accounts receivable	$2	$4
Other current liabilities	(27)	(10)

At December 31, 2023 and 2022, these outstanding foreign currency derivatives had notional amounts of $1,930 million and $1,197 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction losses on derivatives of $8 million in 2023 and net transaction gains on derivatives of $34 million in 2022. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.

The following table presents fair values for foreign currency hedge contracts that meet the criteria to be accounted for as cash flow hedging instruments:

	December 31,	December 31,
(In millions)	2023	2022
Fair Values — Current asset (liability):
Accounts receivable	$—	$1
Other current liabilities	(2)	(3)

At December 31, 2023 and 2022, these outstanding foreign currency derivatives had notional amounts of $27 million and $71 million, respectively, and primarily related to U.S. dollar denominated intercompany transactions. Based on our current forecasts, we believe that it is probable that the underlying hedge transactions will occur within an appropriate time frame in order to continue to qualify for cash flow hedge accounting treatment.

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

The following table presents the classification of changes in fair values of foreign currency contracts that meet the criteria to be accounted for as cash flow hedging instruments (before tax and minority):

	Year Ended December 31,
(In millions)	2023	2022	2021
Amount of gains (losses) deferred to AOCL	$(5)	$—	$1
Reclassification adjustment for amounts recognized in CGS	4	(2)	(2)

There were $2 million of estimated deferred losses at December 31, 2023 that are expected to be reclassified to earnings within the next twelve months.

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

Note 17. Fair Value Measurements

The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheet at December 31:

	Total Carrying Value in the Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2023	2022	2023	2022	2023	2022	2023	2022
Assets:
Investments	$19	$8	$19	$8	$—	$—	$—	$—
Foreign Exchange Contracts	2	5	—	—	2	5	—	—
Total Assets at Fair Value	$21	$13	$19	$8	$2	$5	$—	$—
Liabilities:
Foreign Exchange Contracts	$29	$13	$—	$—	$29	$13	$—	$—
Total Liabilities at Fair Value	$29	$13	$—	$—	$29	$13	$—	$—

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding finance leases, at December 31:

	December 31,	December 31,
(In millions)	2023	2022
Fixed Rate Debt(1):
Carrying amount — liability	$5,720	$5,766
Fair value — liability	5,488	5,198
Variable Rate Debt(1):
Carrying amount — liability	$1,292	$1,474
Fair value — liability	1,286	1,437

(1)
Excludes Notes Payable and Overdrafts of $344 million and $395 million at December 31, 2023 and 2022, respectively, of which $111 million and $217 million, respectively, are at fixed rates and $233 million and $178 million, respectively, are at variable rates. The carrying value of Notes Payable and Overdrafts approximates fair value due to the short term nature of the facilities.

Long term debt with fair values of $5,301 million and $4,946 million at December 31, 2023 and 2022, respectively, were estimated using quoted Level 1 market prices. The carrying value of the remaining debt was based upon internal estimates of fair value derived from market prices for similar debt.
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

During 2023, we recognized settlement charges of $40 million in Other (Income) Expense, primarily related to the settlement of all plan benefits of the Cooper Tire U.S. salaried defined benefit pension plan with lump sum payments to electing participants and the purchase of a group annuity contract. After settlement, excess plan assets of $18 million were used to fund obligations associated with our U.S. salaried defined contribution savings plan. During 2023, we recognized termination benefits charges of $1 million in Rationalizations related to the closure of the Fulda tire manufacturing facility.

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

Our U.K. pension plan obligations include $37 million to recognize the estimated impact to our plans from court rulings in 2018 and later, involving a plan with similar features to ours that was sponsored by another company, that required equal guaranteed minimum pension benefits for males and females. These amounts have been recognized in AOCL, including a $16 million actuarial loss in 2023 from an agreement with the plan trustees on implementation of changes for certain participants in one of our U.K. pension plans. The actual impact to our U.K. pension plans is still subject to the finalization of plan amendments for all impacted participants in response to the court rulings.

Total benefits cost and amounts recognized in other comprehensive (income) loss follows:

	Pension Plans
	U.S.			Non-U.S.			Other Postretirement Benefits
(In millions)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Benefits cost (credit):
Service cost	$8	$13	$9	$18	$24	$30	$2	$3	$3
Interest cost	195	133	94	108	60	47	16	12	9
Expected return on plan assets	(231)	(214)	(196)	(92)	(67)	(48)	—	—	—
Amortization of prior service cost (credit)	—	—	—	2	2	1	(1)	(1)	(6)
Amortization of net losses (gains)	98	101	107	16	21	33	(9)	2	3
Net periodic cost	$70	$33	$14	$52	$40	$63	$8	$16	$9
Net curtailments/settlements/ termination benefits	34	124	41	7	—	2	—	—	—
Total benefits cost	$104	$157	$55	$59	$40	$65	$8	$16	$9
Recognized in other comprehensive (income) loss before tax and minority:
Prior service cost (credit) from plan amendments	$—	$6	$—	$—	$(1)	$3	$—	$—	$(4)
Increase (decrease) in net actuarial losses	40	(99)	(45)	120	(10)	(136)	1	(101)	(20)
Amortization of prior service (cost) credit in net periodic cost	—	—	—	(2)	(2)	(2)	1	1	6
Amortization of net (losses) gains in net periodic cost	(98)	(101)	(107)	(16)	(21)	(33)	9	(2)	(3)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements	(34)	(124)	(41)	(13)	—	(2)	—	—	—
Total recognized in other comprehensive (income) loss before tax and minority	$(92)	$(318)	$(193)	$89	$(34)	$(170)	$11	$(102)	$(21)
Total recognized in total benefits cost and other comprehensive (income) loss before tax and minority	$12	$(161)	$(138)	$148	$6	$(105)	$19	$(86)	$(12)

Service cost is recorded in CGS or SAG. Other components of net periodic cost are recorded in Other (Income) Expense. Net curtailments, settlements and termination benefits are recorded in Other (Income) Expense or Rationalizations if related to a rationalization plan.

We use the fair value of pension assets in the calculation of pension expense for all plans.

Total benefits cost for our other postretirement benefits was $5 million, $12 million and $5 million for our U.S. plans in 2023, 2022 and 2021, respectively, and $3 million, $4 million and $4 million for our non-U.S. plans in 2023, 2022 and 2021, respectively.

The Medicare Prescription Drug Improvement and Modernization Act provides plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. Our other postretirement benefits cost is presented net of this subsidy, which is less than $1 million annually.

The change in benefit obligation and plan assets for 2023 and 2022 and the amounts recognized in our Consolidated Balance Sheets at December 31, 2023 and 2022 are as follows:

	Pension Plans
	U.S.		Non-U.S.		Other Postretirement Benefits
(In millions)	2023	2022	2023	2022	2023	2022
Change in benefit obligation:
Beginning balance	$(4,084)	$(5,798)	$(2,227)	$(3,464)	$(292)	$(406)
Service cost — benefits earned	(8)	(13)	(18)	(24)	(2)	(3)
Interest cost	(195)	(133)	(108)	(60)	(16)	(12)
Plan amendments	—	(6)	—	1	—	—
Actuarial gain (loss)	(98)	1,282	(116)	881	(1)	103
Participant contributions	—	—	(3)	(3)	(7)	(8)
Curtailments/settlements/ termination benefits	355	233	21	6	—	—
Foreign currency translation	—	—	(83)	287	(1)	5
Benefit payments	371	351	142	149	32	29
Ending balance	$(3,659)	$(4,084)	$(2,392)	$(2,227)	$(287)	$(292)
Change in plan assets:
Beginning balance	$4,174	$5,720	$2,043	$3,272	$—	$—
Actual return on plan assets	290	(969)	102	(845)	—	—
Company contributions to plan assets	(18)	—	42	32	—	—
Cash funding of direct participant payments	4	7	26	21	25	21
Participant contributions	—	—	3	3	7	8
Settlements	(355)	(233)	(16)	(6)	—	—
Foreign currency translation	—	—	88	(285)	—	—
Benefit payments	(371)	(351)	(142)	(149)	(32)	(29)
Ending balance	$3,724	$4,174	$2,146	$2,043	$—	$—
Funded status at end of year	$65	$90	$(246)	$(184)	$(287)	$(292)

Significant actuarial gains or losses related to changes in benefit obligations for 2023 and 2022 primarily resulted from changes in discount rates.

Other postretirement benefits unfunded status was $195 million and $205 million for our U.S. plans at December 31, 2023 and 2022, respectively, and $92 million and $87 million for our non-U.S. plans at December 31, 2023 and 2022, respectively.

The funded status at December 31 recognized in the Consolidated Balance Sheets consists of:

	Pension Plans				Other Postretirement
	U.S.		Non-U.S.		Benefits
(In millions)	2023	2022	2023	2022	2023	2022
Noncurrent assets	$155	$164	$215	$258	$—	$—
Current liabilities	(14)	(4)	(28)	(21)	(24)	(24)
Noncurrent liabilities	(76)	(70)	(433)	(421)	(263)	(268)
Net amount recognized	$65	$90	$(246)	$(184)	$(287)	$(292)

The amounts recorded in AOCL at December 31, net of tax and minority interest, consist of:

	Pension Plans				Other Postretirement
	U.S.		Non-U.S.		Benefits
(In millions)	2023	2022	2023	2022	2023	2022
Prior service (credit) cost	$3	$3	$22	$22	$(4)	$(4)
Net actuarial loss (gain)	1,744	1,836	524	435	(85)	(96)
Gross amount recorded	1,747	1,839	546	457	(89)	(100)
Deferred income taxes	103	81	(77)	(59)	(2)	1
Minority shareholders’ equity	—	—	(4)	(4)	—	—
Net amount recorded	$1,850	$1,920	$465	$394	$(91)	$(99)

The following table presents significant weighted average assumptions used to determine benefit obligations at December 31:

	Pension Plans		Other Postretirement Benefits
	2023	2022	2023	2022
Discount rate:
—U.S.	5.12%	5.45%	5.16%	5.51%
—Non-U.S.	4.29	4.69	6.38	6.75
Rate of compensation increase:
—U.S.	N/A	N/A	N/A	N/A
—Non-U.S.	2.82	2.84	N/A	N/A

The following table presents significant weighted average assumptions used to determine benefits cost for the years ended December 31:

	Pension Plans			Other Postretirement Benefits
	2023	2022	2021	2023	2022	2021
Discount rate for determining interest cost:
—U.S.	5.34%	2.74%	1.72%	5.37%	2.33%	1.97%
—Non-U.S.	4.72	2.32	1.82	7.64	6.65	6.54
Expected long term return on plan assets:
—U.S.	6.27	4.23	3.74	N/A	N/A	N/A
—Non-U.S.	4.79	2.64	2.27	N/A	N/A	N/A
Rate of compensation increase:
—U.S.	N/A	N/A	N/A	N/A	N/A	N/A
—Non-U.S.	2.84	2.77	2.89	N/A	N/A	N/A

For 2023, a weighted average discount rate of 5.34% was used to determine interest cost for the U.S. pension plans. This rate was derived from spot rates along a yield curve developed from a portfolio of corporate bonds from issuers rated AA or higher by established rating agencies as of December 31, 2022, applied to our expected benefit payment cash flows. For our non-U.S. locations, a weighted average discount rate of 4.72% was used. This rate was developed based on the nature of the liabilities and local environments, using available bond indices, yield curves, projected cash flows, and long term inflation.

For 2023, an assumed weighted average long term rate of return of 6.27% was used for the U.S. pension plans. In developing the long term rate of return, we evaluated input from our pension fund consultant on asset class return expectations, including determining the appropriate rate of return for our plans, which are substantially invested in fixed income securities. For our non-U.S. locations, an assumed weighted average long term rate of return of 4.79% was used. Input from local pension fund consultants concerning asset class return expectations and long term inflation form the basis of this assumption.

The U.S. pension plan mortality assumption is based on our actual historical experience or published actuarial tables, and expected future mortality improvements based on published actuarial tables. For our non-U.S. locations, mortality assumptions are based on published actuarial tables which include projections of future mortality improvements.

The following table presents estimated future benefit payments from the plans as of December 31, 2023. Benefit payments for other postretirement benefits are presented net of retiree contributions and Medicare Part D Subsidy Receipts:

	Pension Plans		Other Postretirement
(In millions)	U.S.	Non-U.S.	Benefits
2024	$381	$165	$24
2025	379	146	23
2026	350	148	23
2027	328	150	23
2028	318	154	23
2029-2033	1,408	813	109

The following table presents selected information on our pension plans at December 31:

	U.S.		Non-U.S.
(In millions)	2023	2022	2023	2022
All plans:
Accumulated benefit obligation	$3,650	$4,077	$2,330	$2,167
Plans not fully-funded:
Projected benefit obligation	$292	$275	$905	$799
Accumulated benefit obligation	283	267	858	752
Fair value of plan assets	203	202	445	360

Certain non-U.S. subsidiaries maintain unfunded pension plans consistent with local practices and requirements. At December 31, 2023, these plans accounted for $182 million of our accumulated pension benefit obligation, $222 million of our projected pension benefit obligation, and $32 million of our AOCL adjustment. At December 31, 2022, these plans accounted for $176 million of our accumulated pension benefit obligation, $211 million of our projected pension benefit obligation, and $28 million of our AOCL adjustment.

We expect to contribute $25 million to $50 million to our funded pension plans in 2024.

Assumed health care cost trend rates at December 31 follow:

	2023	2022
Health care cost trend rate assumed for the next year	6.75%	7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0	5.0
Year that the rate reaches the ultimate trend rate	2031	2031

Our pension plan weighted average investment allocation at December 31, by asset category, follows:

	U.S.		Non-U.S.
	2023	2022	2023	2022
Cash and short term securities	—%	—%	2%	3%
Equity securities	3	6	4	5
Debt securities	97	93	91	88
Alternatives	—	1	3	4
Total	100%	100%	100%	100%

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

The portfolio of our U.S. pension plan assets includes holdings of global high quality and high yield fixed income securities, short term interest bearing deposits, and private equity and credit securities. The target asset allocation of our U.S. pension plans is 95% in duration-matched fixed income securities and 5% in private equity and credit securities. Actual U.S. pension fund asset allocations are reviewed on a periodic basis and the pension funds are rebalanced to target ranges on an as needed basis.

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

The fair values of our pension plan assets at December 31, 2023 by asset category are as follows:

	U.S.				Non-U.S
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Short Term Securities	$11	$6	$5	$—	$50	$46	$4	$—
Equity Securities
Common and Preferred Stock	—	—	—	—	1	1	—	—
Commingled Funds	—	—	—	—	5	5	—	—
Mutual Funds	—	—	—	—	43	22	21	—
Debt Securities
Corporate Bonds	1,832	—	1,831	1	223	—	223	—
Government Bonds	729	—	729	—	1,676	67	1,609	—
Repurchase Agreements	—	—	—	—	(453)	—	(453)	—
Asset Backed Securities	163	—	163	—	18	—	18	—
Commingled Funds	—	—	—	—	18	18	—	—
Mutual Funds	—	—	—	—	38	38	—	—
Alternatives
Commingled Funds	—	—	—	—	2	2	—	—
Insurance Contracts	1	—	—	1	21	—	—	21
Derivatives	5	—	5	—	1	—	1	—
Mutual Funds	—	—	—	—	1	1	—	—
Total Investments in the Fair Value Hierarchy	2,741	$6	$2,733	$2	1,644	$200	$1,423	$21
Investments Measured at Net Asset Value, as Practical Expedient:
Equity Securities
Commingled Funds	—				29
Mutual Funds	—				4
Partnership Interests	95				—
Debt Securities
Commingled Funds	216				385
Mutual Funds	289				44
Partnership Interests	150				23
Short Term Securities
Commingled Funds	227				7
Alternatives
Commingled Funds	—				27
Partnership Interests	—				9
Total Investments	3,718				2,172
Other	6				(26)
Total Plan Assets	$3,724				$2,146

The fair values of our pension plan assets at December 31, 2022 by asset category are as follows:

	U.S.				Non-U.S
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Short Term Securities	$7	$5	$2	$—	$47	$43	$4	$—
Equity Securities
Common and Preferred Stock	—	—	—	—	22	22	—	—
Commingled Funds	—	—	—	—	14	14	—	—
Mutual Funds	—	—	—	—	15	6	9	—
Debt Securities
Corporate Bonds	1,873	—	1,873	—	222	4	218	—
Government Bonds	646	—	646	—	1,369	51	1,318	—
Repurchase Agreements	—	—	—	—	(348)	—	(348)	—
Asset Backed Securities	157	—	157	—	21	5	16	—
Commingled Funds	—	—	—	—	25	19	6	—
Mutual Funds	—	—	—	—	10	10	—	—
Alternatives
Commingled Funds	—	—	—	—	3	3	—	—
Insurance Contracts	1	—	—	1	20	—	—	20
Derivatives	1	—	1	—	1	—	1	—
Total Investments in the Fair Value Hierarchy	2,685	$5	$2,679	$1	1,421	$177	$1,224	$20
Investments Measured at Net Asset Value, as Practical Expedient:
Equity Securities
Commingled Funds	—				38
Mutual Funds	111				3
Partnership Interests	119				—
Debt Securities
Commingled Funds	283				453
Mutual Funds	558				43
Partnership Interests	153				29
Short Term Securities
Commingled Funds	222				14
Pooled Separate Accounts	10				—
Alternatives
Commingled Funds	44				43
Partnership Interests	—				20
Total Investments	4,185				2,064
Other	(11)				(21)
Total Plan Assets	$4,174				$2,043

At December 31, 2023 and 2022, the Plans did not directly hold any of our common stock.

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
•
Alternatives: Commingled and mutual funds, which primarily consist of real estate funds, are valued based on the NAV as determined by the fund manager using the most recent financial information available, or the closing price on the active market on which the individual securities are traded, if an active market is available. Partnership interests are invested in real estate and priced based on valuations using the partnership's latest available financial statements and the plan's percent ownership, adjusted for any cash transactions which occurred between the date of those financial statements and our year end. Other investments primarily include derivative financial instruments, which are valued using independent pricing sources which utilize industry standard derivative valuation models. Directed insurance contracts are valued as reported by the issuer, based on discounted cash flows using a weighted average discount rate of 3.0% at December 31, 2023 and 2022.

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

The following table sets forth a summary of changes in fair value of the non-U.S. pension plan insurance contracts classified as Level 3:

(In millions)	2023	2022
Balance, beginning of year	$20	$25
Unrealized gains relating to instruments still held at the reporting date	1	(3)
Foreign currency translation	—	(2)
Balance, end of year	$21	$20

Savings Plans

Substantially all employees in the U.S. and employees of certain non-U.S. locations are eligible to participate in defined contribution savings plans. Expenses recognized for contributions to these plans were $131 million, $127 million and $116 million for 2023, 2022 and 2021, respectively.
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

The following table summarizes the activity related to options during 2023:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 1	5,927,398	$17.20
Options granted	—	—
Options exercised	(329,824)	10.12		$1.0
Options expired	(315,118)	15.69
Options cancelled	(217,641)	17.48
Outstanding at December 31	5,064,815	17.74	4.5	13.1
Vested and expected to vest at December 31	5,052,481	17.76	4.5	13.0
Exercisable at December 31	3,861,080	20.12	3.9	8.0
Available for grant at December 31	18,710,713

In addition, the aggregate intrinsic value of options exercised in 2022 and 2021 was $0.4 million and $11 million, respectively.

Significant option groups outstanding at December 31, 2023 and related weighted average exercise price and remaining contractual term information follows:

Grant Date	Options Outstanding	Options Exercisable	Exercise Price	Remaining Contractual Term (Years)
2/25/2020	3,110,848	1,907,360	$10.12	6.16
2/27/2017	511,087	511,087	35.26	3.16
2/22/2016	492,706	492,706	29.90	2.15
2/23/2015	444,806	444,806	27.16	1.15
2/24/2014	338,440	338,440	26.44	0.15
All Other (1)	166,928	166,681
	5,064,815	3,861,080

(1)
Options in the “All Other” category had exercise prices ranging from $22.27 to $32.72. The weighted average exercise price for options outstanding and exercisable in that category was $27.61 for both, while the remaining weighted average contractual term was 1.4 years for both.

Performance Share Units

Performance share units granted under the Plans are earned over a three-year period beginning January 1 of the year of grant. Total units earned for grants made in 2023, 2022 and 2021 may vary between 0% and 200% of the units granted based on the attainment of performance targets during the related three-year period and continued service. The performance targets are established by the Board of Directors. All of the units earned will be settled through the issuance of an equivalent number of shares of our common stock and are equity classified.

The following table summarizes the activity related to performance share units during 2023:

	Units	Weighted Average Grant Date Fair Value
Unvested at January 1	663,690	$19.43
Units granted	381,169	11.48
Units vested	(336,402)	12.85
Units forfeited	—	—
Unvested at December 31	708,457	14.69

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

The following table summarizes the activity related to restricted stock units during 2023:

	Units	Weighted Average Grant Date Fair Value
Unvested at January 1	1,374,608	$12.95
Units granted	1,361,432	11.84
Units vested	(1,270,023)	11.03
Units forfeited	(63,887)	13.10
Unvested at December 31	1,402,131	13.60
Units vested but not released	1,884,258	12.24
Outstanding at December 31	3,286,389	14.10

We measure the fair value of grants of restricted stock units based on the closing market price of a share of our common stock on the date of the grant.

Other Information

Stock-based compensation expense, cash payments made to settle SARs and cash received from the exercise of stock options follows:

(In millions)	2023	2022	2021
Stock-based compensation expense recognized	$19	$14	$36
Tax benefit	(4)	(3)	(8)
After-tax stock-based compensation expense	$15	$11	$28
Cash payments to settle SARs	$—	$—	$—
Cash received from stock option exercises	$3	$1	$26

As of December 31, 2023, unearned compensation cost related to the unvested portion of all stock-based awards was $14 million and is expected to be recognized over the remaining vesting period of the respective grants, through the fourth quarter of 2026.

Note 20. Commitments and Contingent Liabilities

Environmental Matters

We have recorded liabilities totaling $80 million at both December 31, 2023 and 2022, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $27 million and $20 million were included in Other Current Liabilities at December 31, 2023 and 2022, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.

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

Workers’ Compensation

We have recorded liabilities, on a discounted basis, totaling $167 million and $187 million for anticipated costs related to workers’ compensation at December 31, 2023 and 2022, respectively. Of these amounts, $37 million were included in Current Liabilities as part of Compensation and Benefits at both December 31, 2023 and 2022, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At December 31, 2023 and 2022, the liability was discounted using a risk-free rate of return. At December 31, 2023, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $20 million.

General and Product Liability and Other Litigation

We have recorded liabilities for both asserted and unasserted claims totaling $438 million and $412 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at December 31, 2023 and 2022, respectively. Of these amounts, $46 million and $39 million were included in Other Current Liabilities at December 31, 2023 and 2022, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at December 31, 2023, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.

We have recorded an indemnification asset within Accounts Receivable of $11 million and within Other Assets of $4 million from Sumitomo Rubber Industries, Ltd.'s ("SRI") obligation to indemnify us for certain product liability claims related to products manufactured by a formerly consolidated joint venture entity, subject to certain caps and restrictions.

Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and federal courts. To date, we have disposed of approximately 159,900 claims by defending, obtaining a dismissal thereof, or entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled $580 million and $570 million through December 31, 2023 and 2022, respectively.

A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

(Dollars in millions)	2023	2022	2021
Pending claims, beginning of year	37,200	38,200	38,700
New claims filed during the year	900	900	1,000
Claims settled/dismissed	(2,300)	(1,900)	(1,500)
Pending claims, end of year	35,800	37,200	38,200
Payments(1)	$15	$16	$15

(1)
Represents cash payments made during the period by us and our insurers on asbestos litigation defense and claim resolution.

We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $120 million and $125 million at December 31, 2023 and 2022, respectively. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future may result in an increase in the recorded obligation, and that increase could be significant.

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

We recorded an insurance receivable related to asbestos claims of $66 million and $70 million at December 31, 2023 and 2022, respectively. We expect that approximately 55% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $10 million and $11 million were included in Current Assets as part of Accounts Receivable at December 31, 2023 and December 31, 2022, respectively. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.

We believe that, at December 31, 2023, we had approximately $520 million in excess level policy limits applicable to indemnity and defense costs for asbestos products claims under coverage-in-place agreements. We also had additional unsettled excess level policy limits potentially applicable to such costs. In addition, we had coverage under certain primary policies for indemnity and defense costs for asbestos products claims under remaining aggregate limits pursuant to a coverage-in-place agreement, as well as coverage for indemnity and defense costs for asbestos premises claims pursuant to coverage-in-place agreements.

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

Binding Commitments and Guarantees

At December 31, 2023, we had binding commitments for raw materials, capital expenditures, utilities and various other types of contracts totaling approximately $2.8 billion, of which approximately $1.6 billion relate to commitments on contracts that extend beyond 2024. In addition, we have other contractual commitments, the amounts of which cannot be estimated, pursuant to certain long term agreements under which we will purchase varying amounts of certain raw materials and finished goods at agreed upon base prices that may be subject to periodic adjustments for changes in raw material costs and market price adjustments, or in quantities that may be subject to periodic adjustments for changes in our or our suppliers' production levels.

We have off-balance sheet financial guarantees and other commitments totaling $31 million and $32 million at December 31, 2023 and 2022, respectively. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. We generally do not receive a separate premium as consideration for, and do not require collateral in connection with, the issuance of these guarantees.

In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of $46 million to an insurance company related to SRI's obligation to pay certain outstanding workers' compensation claims of a formerly consolidated joint venture entity. As of December 31, 2023, this guarantee amount has been reduced to $17 million. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to continue to decrease over time as the formerly consolidated joint venture entity pays its outstanding claims.

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

We have an agreement to provide a revolving loan commitment to TireHub, LLC of up to $100 million. At December 31, 2023, $96 million was drawn on this commitment, which includes $2 million of interest. At December 31, 2022, $17 million was drawn on this commitment.

Indemnifications

At December 31, 2023, we were a party to various agreements under which we had assumed obligations to indemnify the counterparties from certain potential claims and losses. These agreements typically involve standard commercial activities undertaken by us in the normal course of business; the sale of assets by us; the formation or dissolution of joint venture businesses to which we had contributed assets in exchange for ownership interests; and other financial transactions. Indemnifications provided by us pursuant to these agreements relate to various matters including, among other things, environmental, tax and shareholder matters; intellectual property rights; government regulations; employment-related matters; and dealer, supplier and other commercial matters.

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

Warranty

We recorded $21 million and $28 million for potential claims under warranties offered by us at December 31, 2023 and December 31, 2022, respectively, the majority of which are recorded in Other Current Liabilities.

The following table presents changes in the warranty reserve during 2023 and 2022:

(In millions)	2023	2022
Balance at January 1	$28	$37
Payments made during the period	(19)	(43)
Expense recorded during the period	12	35
Translation adjustment	—	(1)
Balance at December 31	$21	$28

Note 21. Capital Stock

Dividends

No cash dividends were paid on our common stock in 2023, 2022 or 2021.

Common Stock Repurchases

We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During 2023, 2022 and 2021, we did not repurchase any shares from employees.

Note 22. Accumulated Other Comprehensive Loss

The following table presents changes in AOCL by component for the years ended December 31, 2023, 2022 and 2021, after tax and minority interest:

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) from Securities	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2020	$(1,284)	$—	$(2,856)	$5	$(4,135)
Other comprehensive income (loss) before reclassifications	(118)	—	153	1	36
Amounts reclassified from accumulated other comprehensive loss	—	—	138	(2)	136
Balance at December 31, 2021	$(1,402)	$—	$(2,565)	$4	$(3,963)
Other comprehensive income (loss) before reclassifications	(261)	1	162	—	(98)
Amounts reclassified from accumulated other comprehensive loss	—	—	188	(2)	186
Balance at December 31, 2022	$(1,663)	$1	$(2,215)	$2	$(3,875)
Other comprehensive income (loss) before reclassifications	50	—	(125)	(5)	(80)
Amounts reclassified from accumulated other comprehensive loss	—	—	116	4	120
Balance at December 31, 2023	$(1,613)	$1	$(2,224)	$1	$(3,835)

The following table presents reclassifications out of AOCL for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(In millions) (Income) Expense	2023	2022	2021
Component of AOCL	Amount Reclassified from AOCL			Affected Line Item in the Consolidated Statements of Operations
Amortization of prior service cost and unrecognized gains and losses	$106	$125	$139	Other (Income) Expense
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures	47	124	43	Other (Income) Expense / Rationalizations
Unrecognized Net Actuarial Losses and Prior Service Costs, before tax	$153	$249	$182
Tax effect	(37)	(61)	(44)	United States and Foreign Taxes
Net of tax	$116	$188	$138	Goodyear Net Income (Loss)
Deferred Derivative (Gains) Losses	$4	$(2)	$(2)	Cost of Goods Sold
Tax effect	—	—	—	United States and Foreign Taxes
Net of tax	$4	$(2)	$(2)	Goodyear Net Income (Loss)
Total reclassifications	$120	$186	$136	Goodyear Net Income (Loss)

The following table presents the details of comprehensive income (loss) attributable to minority shareholders:

	Year Ended December 31,
(In millions)	2023	2022	2021
Net Income Attributable to Minority Shareholders	$2	$7	$16
Other Comprehensive Income (Loss):
Foreign currency translation	4	(14)	(21)
Decrease/Increase in net actuarial losses	—	(3)	1
Other Comprehensive Income (Loss)	$4	$(17)	$(20)
Comprehensive Income (Loss) Attributable to Minority Shareholders	$6	$(10)	$(4)

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

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2023 (the end of the period covered by this Annual Report on Form 10-K).

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the quarterly period ended December 31, 2023, none of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item about Goodyear’s executive officers is included in Part I, “Item 1. Business” of this Annual Report on Form 10-K under the caption “Information About Our Executive Officers.” All other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 8, 2024 to be filed with the SEC pursuant to Regulation 14A (the "Proxy Statement").

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

ITEM 16. FORM 10-K SUMMARY.

None.

FINANCIAL STATEMENT SCHEDULES

ITEMS 8 AND 15(a)(2) OF FORM 10-K

FOR THE COMPANY'S

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

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

FS-1

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31,

(In millions)

		Additions
Description	Balance at beginning of period	Charged (credited) to income	Charged (credited) to AOCL	Deductions from reserves (a)	Translation adjustment during period	Balance at end of period
		2023
Allowance for doubtful accounts	$112	$7	$-	$(19)	$2	$102
Valuation allowance — deferred tax assets	1,072	202	1	-	-	1,275

		2022
Allowance for doubtful accounts	$123	$16	$-	$(22)	$(5)	$112
Valuation allowance — deferred tax assets	1,044	35	(7)	-	-	1,072

		2021
Allowance for doubtful accounts	$150	$5	$-	$(24)	$(8)	$123
Valuation allowance — deferred tax assets	1,469	(418)	(7)	-	-	1,044

(a)
Accounts receivable charged off.

FS-2

THE GOODYEAR TIRE & RUBBER COMPANY

Annual Report on Form 10-K

For the Year Ended December 31, 2023

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

(a)

Certificate of Amended Articles of Incorporation of The Goodyear Tire & Rubber Company, dated December 20, 1954, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 6, 1993, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated June 4, 1996, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 18, 2006, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 22, 2009, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated March 30, 2011, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 16, 2015, and Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 19, 2023, together comprising the Company's Articles of Incorporation, as amended (incorporated by reference, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, File No. 1-1927).

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

(d)

First Supplemental Indenture, dated as of November 25, 2022, in respect of the Company’s 7.625% Notes due 2027 (incorporated by reference, filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, File No. 1-1927).

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

(g)	Description of Common Stock	4.1

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

(t)*

Goodyear Supplementary Pension Plan (December 31, 2021 Restatement) (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 10, 2021, File No. 1-1927).

(u)*

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

(x)*

Outside Directors’ Equity Participation Plan, as adopted February 2, 1996 and last amended as of February 28, 2023 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, File No. 1-1927).

(y)*

The Goodyear Tire & Rubber Company Executive Severance and Change in Control Plan, adopted February 28, 2013 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 6, 2013, File No. 1-1927).

(z)*

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

(cc)

Cooperation Agreement between The Goodyear Tire & Rubber Company, Elliott Investment Management L.P., Elliott Associates, L.P., and Elliott International, L.P., dated July 25, 2023 (incorporated by reference, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed July 25, 2023, File No. 1-1927).

21	Subsidiaries

(a)	List of Subsidiaries of the Company at December 31, 2023.	21.1

22	Subsidiary Guarantors of Guaranteed Securities

(a)	List of Subsidiary Guarantors.	22.1

23	Consents

(a)	Consent of PricewaterhouseCoopers LLP.	23.1

24	Powers of Attorney

(a)	Power of Attorney of Officers and Directors signing this report.	24.1

31	Rule 13a-14(a) Certifications

(a)	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.2

32	Section 1350 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.	32.1

97	Policy Relating to Recovery of Erroneously Awarded Compensation

(a)	The Goodyear Tire & Rubber Company Compensation Recovery Policy.	97.1

101	Interactive Data Files

	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	101.INS

	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	101.SCH

104	Cover Page Interactive Data File

The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included as Exhibit 101).

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

THE GOODYEAR TIRE & RUBBER COMPANY

(Registrant)

Date:	February 13, 2024	/s/ MARK W. STEWART
Mark W. Stewart, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 13, 2024		/s/ MARK W. STEWART
Mark W. Stewart, Chief Executive Officer, President and Director (Principal Executive Officer)

Date:	February 13, 2024		/s/ CHRISTINA L. ZAMARRO
Christina L. Zamarro, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 13, 2024		/s/ MARGARET V. SNYDER
Margaret V. Snyder, Vice President and Controller (Principal Accounting Officer)

		NORMA B. CLAYTON, Director JAMES A. FIRESTONE, Director WERNER GEISSLER, Director JOSEPH R. HINRICHS, Director LAURETTE T. KOELLNER, Director KARLA R. LEWIS, Director PRASHANTH MAHENDRA-RAJAH, Director	/s/ DANIEL T. YOUNG
Date:	February 13, 2024	JOHN E. McGLADE, Director MAX H. MITCHELL, Director RODERICK A. PALMORE, Director HERA SIU, Director MICHAEL R. WESSEL, Director THOMAS L. WILLIAMS, Director ROGER J. WOOD, Director	Daniel T. Young, Signing as Attorney-in-Fact for the Directors whose names appear opposite.

S-1