Form 10-Q
period 2024-03-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2024-05-07
CIK 42582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at April 30, 2024:	284,687,007

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
EX-104

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2024	2023
Net Sales (Note 2)	$4,537	$4,941
Cost of Goods Sold	3,715	4,193
Selling, Administrative and General Expense	696	664
Rationalizations (Note 3)	22	32
Interest Expense	126	127
Other (Income) Expense (Note 4)	30	25
Loss before Income Taxes	(52)	(100)
United States and Foreign Tax Expense (Benefit) (Note 5)	6	(1)
Net Loss	(58)	(99)
Less: Minority Shareholders’ Net Income (Loss)	(1)	2
Goodyear Net Loss	$(57)	$(101)
Goodyear Net Loss — Per Share of Common Stock
Basic	$(0.20)	$(0.35)
Weighted Average Shares Outstanding (Note 6)	286	285
Diluted	$(0.20)	$(0.35)
Weighted Average Shares Outstanding (Note 6)	286	285

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2024	2023
Net Income (Loss)	$(58)	$(99)
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of ($2) in 2024 ($1 in 2023)	(9)	37
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $7 in 2024 ($7 in 2023)	21	21
Change in net actuarial losses, net of tax of $1 in 2024 (($2) in 2023)	4	(2)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures, net of tax of ($1) in 2024 ($0 in 2023)	(4)	—
Deferred derivative gains (losses), net of tax of $0 in 2024 (($1) in 2023)	—	(2)
Reclassification adjustment for amounts recognized in income, net of tax of $0 in 2024 ($0 in 2023)	1	—
Other Comprehensive Income (Loss)	13	54
Comprehensive Income (Loss)	(45)	(45)
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	(4)	5
Goodyear Comprehensive Income (Loss)	$(41)	$(50)

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In millions, except share data)	2024	2023
Assets:
Current Assets:
Cash and Cash Equivalents	$893	$902
Accounts Receivable, less Allowance — $96 ($102 in 2023)	3,033	2,731
Inventories:
Raw Materials	783	785
Work in Process	209	206
Finished Products	2,839	2,707
	3,831	3,698
Prepaid Expenses and Other Current Assets	305	319
Total Current Assets	8,062	7,650
Goodwill	780	781
Intangible Assets	962	969
Deferred Income Taxes (Note 5)	1,661	1,630
Other Assets	1,094	1,075
Operating Lease Right-of-Use Assets	993	985
Property, Plant and Equipment, less Accumulated Depreciation — $12,587 ($12,472 in 2023)	8,439	8,492
Total Assets	$21,991	$21,582

Liabilities:
Current Liabilities:
Accounts Payable — Trade	$4,223	$4,326
Compensation and Benefits (Notes 10 and 11)	629	663
Other Current Liabilities	1,185	1,165
Notes Payable and Overdrafts (Note 8)	388	344
Operating Lease Liabilities due Within One Year	200	200
Long Term Debt and Finance Leases due Within One Year (Note 8)	395	449
Total Current Liabilities	7,020	7,147
Operating Lease Liabilities	841	825
Long Term Debt and Finance Leases (Note 8)	7,483	6,831
Compensation and Benefits (Notes 10 and 11)	913	974
Deferred Income Taxes (Note 5)	80	83
Other Long Term Liabilities	856	885
Total Liabilities	17,193	16,745
Commitments and Contingent Liabilities (Note 12)
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 285 million in 2024 (284 million in 2023)	285	284
Capital Surplus	3,140	3,133
Retained Earnings	5,029	5,086
Accumulated Other Comprehensive Loss (Note 14)	(3,819)	(3,835)
Goodyear Shareholders’ Equity	4,635	4,668
Minority Shareholders’ Equity — Nonredeemable	163	169
Total Shareholders’ Equity	4,798	4,837
Total Liabilities and Shareholders’ Equity	$21,991	$21,582

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(In millions, except share data)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2023
(after deducting 40,501,644 common treasury shares)	283,786,263	$284	$3,133	$5,086	$(3,835)	$4,668	$169	$4,837
Net income (loss)				(57)		(57)	(1)	(58)
Other comprehensive income (loss)					16	16	(3)	13
Total Comprehensive Income (Loss)						(41)	(4)	(45)
Stock-based compensation plans			11			11		11
Dividends declared							(2)	(2)
Common stock issued from treasury	900,744	1	(4)			(3)		(3)
Balance at March 31, 2024
(after deducting 39,600,900 common treasury shares)	284,687,007	$285	$3,140	$5,029	$(3,819)	$4,635	$163	$4,798

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(In millions, except share data)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2022
(after deducting 41,391,555 common treasury shares)	282,896,352	$283	$3,117	$5,775	$(3,875)	$5,300	$166	$5,466
Net income (loss)				(101)		(101)	2	(99)
Other comprehensive income (loss)					51	51	3	54
Total Comprehensive Income (Loss)						(50)	5	(45)
Stock-based compensation plans			4			4		4
Common stock issued from treasury	530,949		(1)			(1)		(1)
Balance at March 31, 2023
(after deducting 40,860,606 common treasury shares)	283,427,301	$283	$3,120	$5,674	$(3,824)	$5,253	$171	$5,424

There were no dividends declared or paid during the three months ended March 31, 2024 and 2023.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2024	2023
Cash Flows from Operating Activities:
Net Income (Loss)	$(58)	$(99)
Adjustments to Reconcile Net Income (Loss) to Cash Flows from Operating Activities:
Depreciation and Amortization	284	251
Amortization and Write-Off of Debt Issuance Costs	3	2
Provision for Deferred Income Taxes (Note 5)	(42)	(60)
Net Pension Curtailments and Settlements	(5)	—
Net Rationalization Charges (Note 3)	22	32
Rationalization Payments	(55)	(21)
Net (Gains) Losses on Asset Sales (Note 4)	2	(2)
Operating Lease Expense	85	74
Operating Lease Payments	(69)	(70)
Pension Contributions and Direct Payments	(16)	(20)
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(325)	(603)
Inventories	(167)	46
Accounts Payable — Trade	(47)	(302)
Compensation and Benefits	(38)	(42)
Other Current Liabilities	(45)	61
Other Assets and Liabilities	20	(22)
Total Cash Flows from Operating Activities	(451)	(775)
Cash Flows from Investing Activities:
Capital Expenditures	(318)	(291)
Asset Dispositions	108	2
Short Term Securities Acquired	—	(82)
Short Term Securities Redeemed	—	1
Notes Receivable	(21)	(76)
Other Transactions	—	(10)
Total Cash Flows from Investing Activities	(231)	(456)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	282	294
Short Term Debt and Overdrafts Paid	(230)	(175)
Long Term Debt Incurred	3,964	2,840
Long Term Debt Paid	(3,332)	(1,883)
Common Stock Issued	(3)	(1)
Transactions with Minority Interests in Subsidiaries	(2)	—
Debt Related Costs and Other Transactions	(18)	—
Total Cash Flows from Financing Activities	661	1,075
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(10)	8
Net Change in Cash, Cash Equivalents and Restricted Cash	(31)	(148)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	985	1,311
Cash, Cash Equivalents and Restricted Cash at End of the Period	$954	$1,163

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by The Goodyear Tire & Rubber Company (the “Company,” “Goodyear,” “we,” “us” or “our”) in accordance with Securities and Exchange Commission (“SEC”) rules and regulations and generally accepted accounting principles in the United States of America ("U.S. GAAP") and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2024.

Recently Issued Accounting Standards

On March 6, 2024, the SEC issued final rules that require registrants to enhance and standardize climate-related disclosures in their annual reports beginning with periods ending December 31, 2025. The final rules will require information about climate-related risks that have materially impacted, or are reasonably likely to have a material impact on, a registrant’s business strategy, results of operations or financial condition, the governance of climate-related matters, certain climate-related targets and goals, and certain greenhouse gas emissions. The rules will also require certain financial statement disclosures related to the impact of severe weather events and other natural conditions. On April 4, 2024, the SEC stayed the final rules pending completion of judicial review of several lawsuits challenging the rules that have been consolidated in the U.S. Court of Appeals for the 8th Circuit. We are currently assessing the impact of these rules on our disclosures in both our Annual Report on Form 10-K and the notes to the consolidated financial statements.

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

Restricted Cash

The following table provides a reconciliation of Cash, Cash Equivalents and Restricted Cash as reported within the Consolidated Statements of Cash Flows:

	March 31,
(In millions)	2024	2023
Cash and Cash Equivalents	$893	$1,082
Restricted Cash	61	81
Total Cash, Cash Equivalents and Restricted Cash	$954	$1,163

Restricted Cash primarily represents amounts required to be set aside for accounts receivable factoring programs. The restrictions lapse when cash from factored accounts receivable is remitted to the purchaser of those receivables. At March 31, 2024, restricted cash was recorded in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets. At March 31, 2023, $70 million and $11 million were recorded in Prepaid Expenses and Other Current Assets and Other Assets in the Consolidated Balance Sheets, respectively.

Reclassifications and Adjustments

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.

NOTE 2. NET SALES

The following tables show disaggregated net sales from contracts with customers by major source:

	Three Months Ended March 31, 2024
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$2,122	$1,186	$574	$3,882
Other tire and related sales	183	132	18	333
Retail services and service related sales	169	29	9	207
Chemical sales	110	—	—	110
Other	4	—	1	5
Net Sales by reportable segment	$2,588	$1,347	$602	$4,537

	Three Months Ended March 31, 2023
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$2,386	$1,328	$549	$4,263
Other tire and related sales	177	139	21	337
Retail services and service related sales	160	25	10	195
Chemical sales	140	—	—	140
Other	4	—	2	6
Net Sales by reportable segment	$2,867	$1,492	$582	$4,941

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

When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue included in Other Current Liabilities in the Consolidated Balance Sheets totaled $20 million and $18 million at March 31, 2024 and December 31, 2023, respectively. Deferred revenue included in Other Long Term Liabilities in the Consolidated Balance Sheets totaled $8 million and $10 million at March 31, 2024 and December 31, 2023, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.

The following table presents the balance of deferred revenue related to contracts with customers, and changes during the three months ended March 31, 2024:

(In millions)
Balance at December 31, 2023	$28
Revenue deferred during period	54
Revenue recognized during period	(54)
Impact of foreign currency translation	—
Balance at March 31, 2024	$28

NOTE 3. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS

In order to improve our global competitiveness and as part of our execution of Goodyear Forward, we have implemented, and are implementing, rationalization actions to reduce high-cost and excess manufacturing capacity and operating and administrative costs.

The following table presents a roll-forward of the liability balance between periods:

	Associate-
(In millions)	Related Costs	Other Costs	Total
Balance at December 31, 2023	$518	$16	$534
2024 Charges	12	11	23
Incurred, net of foreign currency translation of ($11) million and $0 million, respectively	(55)	(11)	(66)
Reversed to the Statement of Operations	(1)	—	(1)
Balance at March 31, 2024	$474	$16	$490

In March 2024, we approved a rationalization plan in Asia Pacific to permanently close our Malaysia tire manufacturing facility by the end of 2024 as part of our strategy to improve profitability and reduce production costs. The plan will result in the permanent reduction of approximately 550 positions. Total pre-tax charges are expected to be approximately $40 million ($20 million after minority), of which approximately $16 million are expected to be cash charges primarily for associate-related and other exit costs, with the remainder representing non-cash charges primarily for accelerated depreciation. We have accrued approximately $10 million ($5 million after minority) for this plan at March 31, 2024, which is expected to be substantially paid during the second quarter of 2024.

The remainder of the accrual balance at March 31, 2024 includes $244 million related to the closures of our Fulda, Germany ("Fulda") and our Fürstenwalde, Germany ("Fürstenwalde") tire manufacturing facilities, $160 million related to the rationalization and workforce reorganization plan in EMEA, $18 million related to the plan to improve profitability in Australia and New Zealand, $18 million related to the plan to streamline our EMEA distribution network, $11 million related to plans to reduce Selling, Administrative and General expense ("SAG") headcount, $10 million related to the closure of Cooper Tire's Melksham, United Kingdom manufacturing facility ("Melksham"), $5 million related to the closed Amiens, France tire manufacturing facility, $4 million related to the plan to reduce costs associated with our global operations and technology organization, $3 million related to our global workforce reorganization plan to improve our cost structure, and various other plans to reduce headcount and improve operating efficiency.

At March 31, 2024 and December 31, 2023, $225 million and $239 million were recorded in Other Current Liabilities in the Consolidated Balance Sheets, respectively.

The following table shows net rationalization charges included in Income (Loss) before Income Taxes:

	Three Months Ended
	March 31,
(In millions)	2024	2023
Current Year Plans
Associate Severance and Other Related Costs	$10	$7
Other Exit Costs	—	13
Current Year Plans - Net Charges	$10	$20

Prior Year Plans
Associate Severance and Other Related Costs	$1	$4
Other Exit Costs	11	8
Prior Year Plans - Net Charges	$12	$12
Total Net Charges	$22	$32
Asset write-offs (recoveries), accelerated depreciation, and accelerated lease costs, net	$51	$2

Substantially all of the new charges for the three months ended March 31, 2024 and 2023 relate to future cash outflows. Net current year plan charges for the three months ended March 31, 2024 primarily relate to the closure of our tire manufacturing facility in Malaysia. Net current year plan charges for the three months ended March 31, 2023 relate to the plan to streamline our EMEA distribution network and the plan to reduce manufacturing staffing levels and capacity in EMEA.

Net prior year plan charges for the three months ended March 31, 2024 include $4 million related to the closure of Melksham, $2 million related to the closure of Fulda and Fürstenwalde, $2 million related to the permanent closure of our Gadsden, Alabama tire manufacturing facility ("Gadsden"), $1 million related to our global workforce reorganization plan to improve our cost structure, $1 million related to the rationalization and workforce reorganization plan in EMEA, $1 million related to the plan in Australia and New Zealand, $1 million related to the closure of certain retail and warehouse locations in Americas, and reversals of $1 million for actions no longer needed for their originally intended purpose. Net prior year plan charges for the three months ended March 31, 2023 included $4 million for various plans to reduce global SAG headcount, $3 million related to the permanent closure of Gadsden, $2 million related to the closure of Melksham, $2 million related to discontinued operations in Russia, and reversals of $2 million for actions no longer needed for their originally intended purpose.

Asset write-offs (recoveries), accelerated depreciation, and accelerated lease costs for the three months ended March 31, 2024 primarily relate to plans to improve our cost structure through announced closures of a development center in the U.S. and certain plants and facilities globally.

Ongoing rationalization plans had approximately $920 million in charges incurred prior to 2024 and have approximately $250 million in expected charges to be incurred in future periods.

Approximately 550 associates will be released under plans initiated in 2024. In the first three months of 2024, approximately 250 associates were released under plans initiated in prior years. Approximately 3,550 associates remain to be released under all ongoing rationalization plans.

NOTE 4. OTHER (INCOME) EXPENSE

	Three Months Ended
	March 31,
(In millions)	2024	2023
Non-service related pension and other postretirement benefits cost	$23	$29
Financing fees and financial instruments expense	15	12
Net foreign currency exchange (gains) losses	1	12
Interest income	(15)	(16)
General and product liability expense - discontinued products	2	2
Royalty income	(5)	(7)
Net (gains) losses on asset sales	2	(2)
Miscellaneous (income) expense	7	(5)
	$30	$25

Non-service related pension and other postretirement benefits cost consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost, as well as curtailments and settlements which are not related to rationalization plans. Pension expense for the three months ended March 31, 2024 includes a pension settlement credit of $5 million related to a premium refund on the purchase of a group annuity contract for the Cooper Tire U.S. salaried defined benefit pension plan in 2023. For further information, refer to Note to the Consolidated Financial Statements No. 10, Pension, Savings and Other Postretirement Benefit Plans.

Net foreign currency exchange (gains) losses for the three months ended March 31, 2024 and March 31, 2023 includes a loss of $1 million and $8 million, respectively, related to the devaluation of the Argentine peso.

Miscellaneous (income) expense for the three months ended March 31, 2024 includes an $8 million loss related to the sale of receivables in Argentina. Miscellaneous (income) expense for the three months ended March 31, 2023 includes $11 million of expense for non-indemnified costs for product liability claims related to products manufactured by a formerly consolidated joint venture entity, $11 million of income related to a favorable court decision setting aside a previous unfavorable verdict on intellectual property-related legal claims, and $5 million of income related to the write-off of accumulated foreign currency translation in Russia.

Other (Income) Expense also includes financing fees and financial instruments expense, which consists of commitment fees and charges incurred in connection with financing transactions; interest income; general and product liability expense - discontinued products, which consists of charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries; royalty income; and net (gains) losses on asset sales.

NOTE 5. INCOME TAXES

For the first quarter of 2024, we recorded income tax expense of $6 million on a loss before income taxes of $52 million. Income tax expense for the three months ended March 31, 2024 includes a net discrete tax benefit of $1 million.

For the first quarter of 2023, we recorded an income tax benefit of $1 million on loss before income taxes of $100 million. Income tax expense for the three months ended March 31, 2023 includes net discrete tax expense of $1 million.

We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for the three months ended March 31, 2024 and three months ended March 31, 2023 primarily relates to losses in foreign jurisdictions in which no tax benefits are recorded and the discrete items noted above.

The Organisation for Economic Co-operation and Development (OECD) have published the Pillar Two model rules which adopt a global corporate minimum tax of 15% for multinational enterprises with average revenue in excess of €750 million. Certain jurisdictions in which we operate enacted legislation consistent with one or more of the OECD Pillar Two model rules effective in 2024. The model rules include minimum domestic top-up taxes, income inclusion rules, and undertaxed profit rules all aimed to ensure that multinational corporations pay a minimum effective corporate tax rate of 15% in each jurisdiction in which they operate. We do not expect the Pillar Two model rules to materially impact our annual effective tax rate in 2024. However, we are continuing to evaluate the Pillar Two model rules and related legislation and their potential impact on future periods.

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

At March 31, 2024 and December 31, 2023, we had approximately $1.3 billion and $1.2 billion of U.S. federal, state and local net deferred tax assets, respectively, inclusive of valuation allowances totaling $22 million in each period, primarily for state tax loss carryforwards with limited lives. As of March 31, 2024, approximately $1.1 billion of these U.S. net deferred tax assets had unlimited lives and approximately $200 million had limited lives, including $22 million of foreign tax credits, and the majority do not start to expire until 2031. As of December 31, 2023, approximately $1.0 billion of these U.S. net deferred tax assets had unlimited lives and approximately $200 million had limited lives, including $22 million of foreign tax credits, and the majority do not start to expire until 2031. In the U.S., as of December 31, 2023, we emerged from a three-year cumulative loss which was driven by business disruptions created by the COVID-19 pandemic. Our U.S. cumulative income for the three-years ended March 31, 2024 is primarily a result of gains from other comprehensive income rather than consistently profitable U.S. operating results. Our U.S. operating results for the first quarter of 2024 have shown improvement when compared to the first quarter of 2023.

In assessing our ability to utilize our net deferred tax assets, we primarily consider objectively verifiable evidence, including the improvement of our U.S. operating results during the first quarter of 2024 as a result of lower raw material and transportation costs and benefits from the Goodyear Forward plan compared to the first quarter of 2023. In addition, we consider our current forecasts of future profitability in assessing our ability to realize our deferred tax assets as well as the impact of tax planning strategies. These forecasts include the impact of recent trends and various macroeconomic factors such as the impact of raw material, transportation, labor and energy costs on our profitability. Our tax planning strategies include accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, repatriation of certain foreign royalty income, and other financing transactions, all of which would increase our domestic profitability.

We believe our improvement in U.S. operating results for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, as well as forecasts of future profitability, provide us sufficient positive evidence to conclude that it is more likely than not that, at March 31, 2024, our U.S. net deferred tax assets will be fully utilized. However, macroeconomic factors such as raw material, transportation, labor and energy costs possess a high degree of volatility and can significantly impact our profitability. In addition, certain tax provisions, such as the annual interest expense limitation under Section 163(j) of the Internal Revenue Code of 1986, if amended, could impact our analysis of the realizability of our U.S. deferred tax assets. If our U.S. operating results significantly decline in the future, we may need to record a valuation allowance which could adversely impact our operating results. As such, we will closely monitor our U.S. operations as well as any tax law changes to assess the realizability of our U.S. deferred tax assets.

At March 31, 2024 and December 31, 2023, we also had approximately $1.5 billion of foreign net deferred tax assets and related valuation allowances of approximately $1.2 billion. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of approximately $1.0 billion on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances on our foreign deferred tax assets having a significant impact on our financial position or results of operations will exist within the next twelve months.

For the three months ended March 31, 2024, changes to our unrecognized tax benefits did not, and for the full year of 2024 are not expected to, have a significant impact on our financial position or results of operations.

We are open to examination in the United States for 2021 and in Germany from 2018 onward. Generally, for our remaining tax jurisdictions, years from 2019 onward are still open to examination.

NOTE 6. EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are calculated to reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock.

Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2024	2023
Earnings (loss) per share — basic:
Goodyear net loss	$(57)	$(101)
Weighted average shares outstanding	286	285
Earnings (loss) per common share — basic	$(0.20)	$(0.35)

Earnings (loss) per share — diluted:
Goodyear net loss	$(57)	$(101)
Weighted average shares outstanding	286	285
Dilutive effect of stock options and other dilutive securities	—	—
Weighted average shares outstanding — diluted	286	285
Earnings (loss) per common share — diluted	$(0.20)	$(0.35)

Weighted average shares outstanding — diluted for the three months ended March 31, 2024 and 2023 excludes the dilutive effect of approximately 2 million and 1 million equivalent shares, respectively, related primarily to unvested restricted stock units and options with exercise prices less than the average market price of our common shares (i.e., "in-the-money" options), as their inclusion would have been anti-dilutive due to the Goodyear net loss. Additionally, weighted average shares outstanding — diluted for the three months ended March 31, 2024 and 2023 excludes approximately 1 million and 2 million equivalent shares, respectively, related to options with exercise prices greater than the average market price of our common shares (i.e., "underwater" options).

NOTE 7. BUSINESS SEGMENTS

	Three Months Ended
	March 31,
(In millions)	2024	2023
Sales:
Americas	$2,588	$2,867
Europe, Middle East and Africa	1,347	1,492
Asia Pacific	602	582
Net Sales	$4,537	$4,941
Segment Operating Income:
Americas	$179	$79
Europe, Middle East and Africa	8	8
Asia Pacific	60	38
Total Segment Operating Income	$247	$125
Less:
Rationalizations (Note 3)	$22	$32
Interest expense	126	127
Other (income) expense (Note 4)	30	25
Asset write-offs (recoveries), accelerated depreciation, and accelerated lease costs, net (Note 3)	51	2
Corporate incentive compensation plans	20	20
Retained expenses of divested operations	5	4
Other(1)	45	15
Loss before Income Taxes	$(52)	$(100)

(1)
Other for the three months ended March 31, 2024 includes $28 million of costs related to the Goodyear Forward plan, primarily related to third-party advisory, legal and consulting fees and costs associated with planned asset sales.

Rationalizations and asset write-offs (recoveries), accelerated depreciation, and accelerated lease costs, as described in Note to the Consolidated Financial Statements No. 3, Costs Associated with Rationalization Programs and net (gains) losses on asset sales, as described in Note to the Consolidated Financial Statements No. 4, Other (Income) Expense, were not charged to the strategic business units ("SBUs") for performance evaluation purposes but were attributable to the SBUs as follows:

	Three Months Ended
	March 31,
(In millions)	2024	2023
Rationalizations:
Americas	$5	$5
Europe, Middle East and Africa	6	24
Asia Pacific	11	3
Total Segment Rationalizations	$22	$32

Net (Gains) Losses on Asset Sales:
Americas	$—	$(2)
Europe, Middle East and Africa	2	—
Total Segment Net (Gains) Losses on Asset Sales	$2	$(2)

Asset Write-offs (Recoveries), Accelerated Depreciation, and Accelerated Lease Costs, net:
Americas	$8	$8
Europe, Middle East and Africa	16	(6)
Asia Pacific	7	—
Total Segment Asset Write-offs (Recoveries), Accelerated Depreciation, and Accelerated Lease Costs, net	$31	$2
Corporate	20	—
Total Asset Write-offs (Recoveries), Accelerated Depreciation, and Accelerated Lease Costs, net	$51	$2

NOTE 8. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

At March 31, 2024, we had total credit arrangements of $11,476 million, of which $3,313 million were unused. At that date, approximately 26% of our debt was at variable interest rates averaging 7.06%.

Notes Payable and Overdrafts, Long Term Debt and Finance Leases due Within One Year and Short Term Financing Arrangements

At March 31, 2024, we had short term committed and uncommitted credit arrangements totaling $754 million, of which $338 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.

The following table presents amounts due within one year:

	March 31,	December 31,
(In millions)	2024	2023
Chinese credit facilities	$41	$15
Other foreign and domestic debt	347	329
Notes Payable and Overdrafts	$388	$344
Weighted average interest rate	9.03%	10.52%

Chinese credit facilities	$115	$54
Other foreign and domestic debt (including finance leases)	280	395
Long Term Debt and Finance Leases due Within One Year	$395	$449
Weighted average interest rate	6.47%	7.27%
Total obligations due within one year	$783	$793

Long Term Debt and Finance Leases and Financing Arrangements

At March 31, 2024, we had long term credit arrangements totaling $10,722 million, of which $2,975 million were unused.

The following table presents long term debt and finance leases, net of unamortized discounts, and interest rates:

	March 31, 2024		December 31, 2023
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
9.5% due 2025	$801		$801
5% due 2026	900		900
4.875% due 2027	700		700
7.625% due 2027	127		128
7% due 2028	150		150
2.75% Euro Notes due 2028	432		442
5% due 2029	850		850
5.25% due April 2031	550		550
5.25% due July 2031	600		600
5.625% due 2033	450		450
Credit Facilities:
First lien revolving credit facility due 2026	630	6.56%	385	6.71%
European revolving credit facility due 2028	292	5.36%	—	—
Pan-European accounts receivable facility	159	5.94%	244	6.11%
Mexican credit facility	200	7.42%	84	7.57%
Chinese credit facilities	186	3.73%	174	3.94%
Other foreign and domestic debt(1)	622	6.70%	591	7.44%
	7,649		7,049
Unamortized deferred financing fees	(35)		(37)
	7,614		7,012
Finance lease obligations(2)	264		268
	7,878		7,280
Less portion due within one year	(395)		(449)
	$7,483		$6,831

(1)
Interest rates are weighted average interest rates primarily related to various foreign credit facilities with customary terms and conditions.
(2)
Includes no non-cash financing additions during the three months ended March 31, 2024, and $17 million of non-cash financing additions during the twelve months ended December 31, 2023.

NOTES

At March 31, 2024, we had $5,560 million of outstanding notes, compared to $5,571 million at December 31, 2023.

CREDIT FACILITIES

$2.75 billion Amended and Restated First Lien Revolving Credit Facility due 2026

Our amended and restated first lien revolving credit facility matures on June 8, 2026 and is available in the form of loans or letters of credit. Up to $800 million in letters of credit and $50 million of swingline loans are available for issuance under the facility. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million.

Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under the facility and our subsidiaries' obligations under the related guarantees are secured by first priority security interests in a variety of collateral. Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks in an amount not to exceed $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion. As of March 31, 2024, our borrowing base, and therefore our availability, under this facility was $178 million below the facility's stated amount of $2.75 billion.

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

At March 31, 2024, we had $630 million of borrowings and $1 million of letters of credit issued under the revolving credit facility. At December 31, 2023, we had $385 million of borrowings and $1 million of letters of credit issued under the revolving credit facility.

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

At March 31, 2024, there were no borrowings outstanding under the German tranche, $292 million (€270 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility. At December 31, 2023, we had no borrowings and no letters of credit outstanding under the European revolving credit facility.

Accounts Receivable Securitization Facilities (On-Balance Sheet)

GEBV and certain other of our European subsidiaries are parties to a pan-European accounts receivable securitization facility that expires in 2027. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €30 million and not more than €450 million. For the period from October 19, 2023 through October 16, 2024, the designated maximum amount of the facility is €300 million.

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

At March 31, 2024, the amounts available and utilized under this program totaled $159 million (€147 million). At December 31, 2023, the amounts available and utilized under this program totaled $244 million (€221 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

For a description of the collateral securing the credit facilities described above as well as the covenants applicable to them, refer to Note to the Consolidated Financial Statements No. 16, Financing Arrangements and Derivative Financial Instruments, in our 2023 Form 10-K.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At March 31, 2024, the gross amount of receivables sold was $689 million, compared to $693 million at December 31, 2023.

Supplier Financing

We have entered into supplier finance programs with several financial institutions. Under these programs, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers. We agree to pay the financial institutions the stated amount of the confirmed invoices from the designated suppliers on the original due dates of the invoices. Invoice payment terms can be up to 120 days based on industry norms for the specific item purchased. We do not pay any fees to the financial institutions and we do not pledge any assets as security or provide other forms of guarantees for these programs. These programs allow our suppliers to sell their receivables to the financial institutions at the sole discretion of the suppliers and the financial institutions on terms that are negotiated among them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under these programs. The amounts available under these programs were $860 million and $892 million at March 31, 2024 and December 31, 2023, respectively. The amounts confirmed to the financial institutions were $609 million and $580 million at March 31, 2024 and December 31, 2023, respectively, and are included in Accounts Payable — Trade in our Consolidated Balance Sheets. All activity related to these obligations is presented within operating activities on the Consolidated Statements of Cash Flows.

Other Foreign Credit Facilities

A Mexican subsidiary and a U.S. subsidiary have a revolving credit facility in Mexico. At March 31, 2024, the amounts available and utilized under this facility were $200 million. At December 31, 2023, the amounts available and utilized under this facility were $200 million and $84 million, respectively. The facility has covenants relating to the Mexican and U.S. subsidiaries and has customary representations and warranties and defaults relating to the Mexican and U.S. subsidiaries’ ability to perform their respective obligations under the facility. The facility matures in 2024; however, our subsidiaries have received a commitment to renew and extend the facility under substantially the same customary representations, warranties and default provisions with a maturity date in 2026.

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

The following table presents the total amounts available and utilized under the Chinese financing arrangements:

	March 31,	December 31,
(In millions)	2024	2023
Total available	$953	$937
Amounts utilized:
Notes Payable and Overdrafts	$41	$15
Long Term Debt due Within One Year	115	54
Long Term Debt	71	120
Letters of credit, bank acceptances and other utilization	116	91
Total utilized	$343	$280

Maturities	4/24-8/28	2/24-8/28

Certain of these facilities can only be used to finance the expansion of one of our manufacturing facilities in China and the unused amount available under these facilities was $93 million at both March 31, 2024 and December 31, 2023.

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

The following table presents the fair values for foreign currency hedge contracts that do not meet the criteria to be accounted for as cash flow hedging instruments:

	March 31,	December 31,
(In millions)	2024	2023
Fair Values — Current asset (liability):
Accounts receivable	$18	$2
Other current liabilities	(5)	(27)

At March 31, 2024 and December 31, 2023, these outstanding foreign currency derivatives had notional amounts of $1,867 million and $1,930 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction gains on derivatives of $35 million and net transaction losses on derivatives of $2 million for the three months ended March 31, 2024 and 2023, respectively. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.

The following table presents fair values for foreign currency hedge contracts that meet the criteria to be accounted for as cash flow hedging instruments:

	March 31,	December 31,
(In millions)	2024	2023
Fair Values — Current asset (liability):
Accounts receivable	$—	$—
Other current liabilities	—	(2)

At March 31, 2024 and December 31, 2023, these outstanding foreign currency derivatives had notional amounts of $2 million and $27 million, respectively, and primarily related to U.S. dollar denominated intercompany transactions. Based on our current forecasts, we believe that it is probable that the underlying hedge transactions will occur within an appropriate time frame in order to continue to qualify for cash flow hedge accounting treatment.

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

The following table presents the classification of changes in fair values of foreign currency contracts that meet the criteria to be accounted for as cash flow hedging instruments (before tax and minority):

	Three Months Ended
	March 31,
(In millions)	2024	2023
Amount of gains (losses) deferred to Accumulated Other Comprehensive Loss ("AOCL")	$—	$(2)
Reclassification adjustment for amounts recognized in Cost of Goods Sold ("CGS")	1	—

No net deferred losses at March 31, 2024 are expected to be reclassified to earnings within the next twelve months.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheets at March 31, 2024 and December 31, 2023:

	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2024	2023	2024	2023	2024	2023	2024	2023
Assets:
Investments	$21	$19	$21	$19	$—	$—	$—	$—
Foreign Exchange Contracts	18	2	—	—	18	2	—	—
Total Assets at Fair Value	$39	$21	$21	$19	$18	$2	$—	$—

Liabilities:
Foreign Exchange Contracts	$5	$29	$—	$—	$5	$29	$—	$—
Total Liabilities at Fair Value	$5	$29	$—	$—	$5	$29	$—	$—

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding finance leases, at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
(In millions)	2024	2023
Fixed Rate Debt:(1)
Carrying amount — liability	$5,707	$5,720
Fair value — liability	5,455	5,488

Variable Rate Debt:(1)
Carrying amount — liability	$1,907	$1,292
Fair value — liability	1,869	1,286
(1)
Excludes Notes Payable and Overdrafts of $388 million and $344 million at March 31, 2024 and December 31, 2023, respectively, of which $170 million and $111 million, respectively, are at fixed rates and $218 million and $233 million, respectively, are at variable rates. The carrying value of Notes Payable and Overdrafts approximates fair value due to the short term nature of the facilities.

Long term debt with fair values of $5,273 million and $5,301 million at March 31, 2024 and December 31, 2023, respectively, were estimated using quoted Level 1 market prices. The carrying value of the remaining debt was based upon internal estimates of fair value derived from market prices for similar debt.

NOTE 10. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS

We provide employees with defined benefit pension or defined contribution savings plans.

Defined benefit pension cost follows:

	U.S.
	Three Months Ended
	March 31,
(In millions)	2024	2023
Service cost	$2	$2
Interest cost	44	49
Expected return on plan assets	(52)	(58)
Amortization of net losses	24	25
Net periodic pension cost	$18	$18
Net curtailments/settlements/termination benefits	(5)	—
Total defined benefit pension cost	$13	$18

	Non-U.S.
	Three Months Ended
	March 31,
(In millions)	2024	2023
Service cost	$5	$5
Interest cost	27	27
Expected return on plan assets	(23)	(23)
Amortization of net losses	5	5
Net periodic pension cost	$14	$14

Service cost is recorded in CGS or SAG. Other components of net periodic pension cost are recorded in Other (Income) Expense. Net curtailments, settlements and termination benefits, if any, are recorded in Other (Income) Expense or Rationalizations if related to a rationalization plan.

In the first quarter of 2024, a pension settlement credit of $5 million was recorded in Other (Income) Expense. The settlement credit resulted from a premium refund related to the purchase of a group annuity contract for the Cooper Tire U.S. salaried defined benefit pension plan in 2023.

We also provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Other postretirement benefits expense for the three months ended March 31, 2024 and 2023 was $2 million for each period.

We expect to contribute $25 million to $50 million to our funded non-U.S. pension plans in 2024. For the three months ended March 31, 2024, we contributed $9 million to our non-U.S. plans.

The expense recognized for our contributions to defined contribution savings plans for the three months ended March 31, 2024 and 2023 was $37 million and $35 million, respectively.

NOTE 11. STOCK COMPENSATION PLANS

Our Board of Directors granted 1.6 million restricted stock units and 1.2 million performance share units during the three months ended March 31, 2024 under our stock compensation plans. We measure the fair value of grants of restricted stock units and performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $12.33 for restricted stock units and $11.45 for performance share units granted during the three months ended March 31, 2024.

We recognized stock-based compensation expense of $3 million and $5 million during the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $35 million and is expected to be recognized over the remaining vesting period of the respective grants, through the first quarter of 2027.

NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters

We have recorded liabilities totaling $82 million and $80 million at March 31, 2024 and December 31, 2023, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $26 million and $27 million were included in Other Current Liabilities at March 31, 2024 and December 31, 2023, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.

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

Workers’ Compensation

We have recorded liabilities, on a discounted basis, totaling $169 million and $167 million for anticipated costs related to workers’ compensation at March 31, 2024 and December 31, 2023, respectively. Of these amounts, $32 million and $37 million were included in Current Liabilities as part of Compensation and Benefits at March 31, 2024 and December 31, 2023, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At March 31, 2024 and December 31, 2023, the liability was discounted using a risk-free rate of return. At March 31, 2024, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $20 million.

General and Product Liability and Other Litigation

We have recorded liabilities for both asserted and unasserted claims totaling $446 million and $438 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at March 31, 2024 and December 31, 2023, respectively. Of these amounts, $47 million and $46 million were included in Other Current Liabilities at March 31, 2024 and December 31, 2023, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at March 31, 2024, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.

We have recorded an indemnification asset within Accounts Receivable of $11 million and within Other Assets of $3 million for Sumitomo Rubber Industries, Ltd.'s ("SRI") obligation to indemnify us for certain product liability claims related to products manufactured by a formerly consolidated joint venture entity, subject to certain caps and restrictions.

Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and federal courts. To date, we have disposed of approximately 160,100 claims by defending, obtaining the dismissal thereof, or entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $584 million through March 31, 2024 and $580 million through December 31, 2023.

A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by settlement or dismissal in large numbers, the amount and timing of filings, settlements and dismissals and the number of open claims during a particular period can fluctuate significantly.

	Three Months Ended	Year Ended
(Dollars in millions)	March 31, 2024	December 31, 2023
Pending claims, beginning of period	35,800	37,200
New claims filed	250	900
Claims settled/dismissed	(200)	(2,300)
Pending claims, end of period	35,850	35,800
Payments(1)	$3	$15
(1)
Represents cash payments made during the period by us and our insurers for asbestos litigation defense and claim resolution.

We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $121 million and $120 million at March 31, 2024 and December 31, 2023, respectively. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future may result in an increase in the recorded obligation, and that increase could be significant.

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

We recorded an insurance receivable related to asbestos claims of $67 million and $66 million at March 31, 2024 and December 31, 2023, respectively. We expect that approximately 55% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $10 million were included in Current Assets as part of Accounts Receivable at both March 31, 2024 and December 31, 2023. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.

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

Binding Commitments and Guarantees

We have off-balance sheet financial guarantees and other commitments totaling $32 million and $31 million at March 31, 2024 and December 31, 2023, respectively. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. We generally do not require collateral in connection with the issuance of these guarantees.

In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of $46 million to an insurance company related to SRI's obligation to pay certain outstanding workers' compensation claims of a formerly consolidated joint venture entity. As of March 31, 2024, this guarantee amount has been reduced to $18 million. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to continue to decrease over time as the formerly consolidated joint venture entity pays its outstanding claims.

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

We have an agreement to provide a revolving loan commitment to TireHub. During the first quarter of 2024, the revolving loan commitment increased from $100 million to $130 million. At March 31, 2024, $117 million was drawn on this commitment, which includes $2 million of interest. At December 31, 2023, $96 million was drawn on this commitment, which includes $2 million of interest.

Subsequent Event

In March 2024, we received net proceeds of $108 million from the sale of a distribution center in Germany. In April 2024, once the transaction closed, we recognized a gain, net of transaction costs, of approximately $80 million in Other (Income) Expense.

NOTE 13. CAPITAL STOCK

Common Stock Repurchases

We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During the first three months of 2024, we did not repurchase any shares from employees.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present changes in AOCL, by component, for the three months ended March 31, 2024 and 2023, after tax and minority interest.

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) from Securities	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2023	$(1,613)	$1	$(2,224)	$1	$(3,835)
Other comprehensive income (loss) before reclassifications	(6)	—	4	—	(2)
Amounts reclassified from accumulated other comprehensive loss	—	—	17	1	18
Balance at March 31, 2024	$(1,619)	$1	$(2,203)	$2	$(3,819)

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) from Securities	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2022	$(1,663)	$1	$(2,215)	$2	$(3,875)
Other comprehensive income (loss) before reclassifications	34	—	(2)	(2)	30
Amounts reclassified from accumulated other comprehensive loss	—	—	21	—	21
Balance at March 31, 2023	$(1,629)	$1	$(2,196)	$—	$(3,824)

The following table presents reclassifications out of AOCL:

	Three Months Ended March 31,
	2024	2023
(In millions) (Income) Expense	Amount Reclassified		Affected Line Item in the Consolidated
Component of AOCL	from AOCL		Statements of Operations
Amortization of prior service cost and unrecognized gains and losses	$28	$28	Other (Income) Expense
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures	(5)	—	Other (Income) Expense / Rationalizations
Unrecognized net actuarial losses and prior service costs, before tax	23	28
Tax effect	(6)	(7)	United States and Foreign Taxes
Net of tax	$17	$21	Goodyear Net Income (Loss)

Deferred derivative (gains) losses, before tax	$1	$—	Cost of Goods Sold
Tax effect	—	—	United States and Foreign Taxes
Net of tax	$1	$—	Goodyear Net Income (Loss)
Total reclassifications	$18	$21	Goodyear Net Income (Loss)

The following table presents the details of comprehensive income (loss) attributable to minority shareholders:

	Three Months Ended
	March 31,
(In millions)	2024	2023
Net Income (Loss) Attributable to Minority Shareholders	$(1)	$2
Other Comprehensive Income (Loss):
Foreign currency translation	(3)	3
Other Comprehensive Income (Loss)	$(3)	$3
Comprehensive Income (Loss) Attributable to Minority Shareholders	$(4)	$5

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

Results of Operations

On November 15, 2023, we announced a transformation plan, Goodyear Forward, that is intended to optimize our portfolio of products, deliver segment operating margin expansion and reduce our leverage in order to drive sustainable, long-term shareholder value creation. Optimization of our portfolio consists of a strategic review of three major asset groups: our chemical operations which produces synthetic rubber and other chemical products in our Americas segment, the Dunlop brand for which we own rights in certain markets throughout the world, but is primarily used in our EMEA segment, and our off-the-road tire product operations. Our plans for margin expansion include brand optimization and tiering to capitalize on premium tire pricing and volume and a reduction of our overall exposure related to lower-tiered products either through margin expansion or product line rationalization. Our plans for margin expansion also include a reduction of our cost structure by $1 billion, including actions related to our manufacturing footprint, plant optimization, further improvement of our purchasing leverage, reduction of Selling, Administrative and General expenses (“SAG”) and improvements in our supply chain planning and logistics. We anticipate the accumulated benefit of these actions will improve our segment operating margin to 10% by the end of 2025. During the first quarter of 2024, the Goodyear Forward plan provided $72 million in benefits to segment operating income.

Our tire manufacturing facility in Debica, Poland (“Debica”) continues to recover from a fire in the third quarter of 2023 and full ramp-up is expected in the third quarter of 2024. We estimate the negative impact on our earnings during the first quarter was approximately $14 million ($11 million after-tax and minority), including $3 million of corporate expense for an insurance deductible and an $11 million impact on EMEA’s segment operating income, primarily comprised of fixed costs incurred during the ramp-up of the facility. There were no significant lost sales during the first quarter as a result of leveraging existing inventory and increasing production at other facilities.

Our results for the first quarter of 2024 include a 3.3% decrease in tire unit shipments compared to 2023, primarily due to lower global replacement tire volume, partially offset by growth in OE, primarily in Asia Pacific. We experienced approximately $58 million of inflationary cost pressures, which were partially offset by lower costs of $25 million, excluding the impact of Goodyear Forward.

Net sales in the first quarter of 2024 were $4,537 million, compared to $4,941 million in the first quarter of 2023. Net sales decreased in 2024 primarily due to lower tire volume in Americas and EMEA, partially offset by higher tire volume in Asia Pacific, a global decline in price and product mix, unfavorable foreign currency translation in EMEA and Asia Pacific, driven by the strengthening of the U.S. dollar, and a decrease in sales in other tire-related businesses, primarily related to a decrease in third-party chemical sales in Americas and declines in retail sales in EMEA and Asia Pacific, partially offset by growth in EMEA's Fleet Solutions.

In the first quarter of 2024, Goodyear net loss was $57 million, or $0.20 per share, compared to Goodyear net loss of $101 million, or $0.35 per share, in the first quarter of 2023. The decrease in Goodyear net loss was primarily due to higher segment operating income, partially offset by rationalization actions and execution costs related to Goodyear Forward, including accelerated depreciation and accelerated lease costs related to announced facility closures in Americas and EMEA and third-party consulting costs.

Total segment operating income for the first quarter of 2024 was $247 million, compared to $125 million in the first quarter of 2023. The $122 million increase was primarily due to lower raw material costs of $261 million, lower transportation and imported tire costs of $75 million, benefits from the Goodyear Forward plan of $72 million, and a favorable $8 million tax item in Brazil. These increases were partially offset by declines in price and product mix of $134 million, primarily in Americas and EMEA, increased conversion costs of $102 million driven by inflation, lower tire volume of $28 million, primarily in Americas and EMEA, an $11 million negative impact due to the Debica fire, a $7 million lower benefit related to a reduction in U.S. duty rates on various commercial tires from China compared to 2023 in Americas, and unfavorable foreign currency translation of $2 million driven by the strengthening of the U.S. dollar. Refer to "Results of Operations — Segment Information" for additional information.

Liquidity

At March 31, 2024, we had $893 million of cash and cash equivalents as well as $3,313 million of unused availability under our various credit agreements, compared to $902 million and $4,247 million, respectively, at December 31, 2023. The decrease in cash and cash equivalents of $9 million was primarily due to net cash used for operating activities of $451 million, capital expenditures of $318 million, loans to TireHub, LLC ("TireHub") of $21 million and accounts receivable factoring transactions of $18 million, partially offset by net borrowings of $684 million and proceeds from asset dispositions of $108 million, primarily from prepaid cash proceeds received from the sale of a distribution center in Germany. Net cash used for operating activities reflects cash used for working capital of $539 million and rationalization payments of $55 million, as well as the Company's net loss for the period of $58 million, which includes non-cash charges for depreciation and amortization of $284 million and net rationalization charges of $22 million. Refer to "Liquidity and Capital Resources" for additional information.

Outlook

Looking ahead, we expect to continue progress on our Goodyear Forward plan and expect second quarter benefits from the program of approximately $75 million in segment operating income.

We expect our global tire unit volume in the second quarter of 2024 to be approximately flat compared to the second quarter of 2023, excluding the benefit of the recovery from the tornado that affected our Tupelo, Mississippi manufacturing facility in 2023. We also expect unabsorbed overhead to be approximately $30 million higher in the second quarter of 2024 compared to the second quarter of 2023 due to lower production in the first quarter of 2024.

We expect our raw material costs to be approximately $160 million lower in the second quarter of 2024 compared to the second quarter of 2023. We expect price and product mix, when netted with the raw material reduction, to be a benefit of approximately $90 million in the second quarter of 2024. Price and product mix are expected to reflect the negative impact of customers with contractual raw material index adjustments and foreign currency-related adjustments. For the full year of 2024, we expect our raw material costs to be $325 million to $350 million lower than in 2023. Natural and synthetic rubber prices and other commodity prices historically have been volatile, and our raw material costs could change based on future cost fluctuations and changes in foreign exchange rates. We continue to focus on price and product mix, to substitute lower cost materials where possible, to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials to minimize the impact of higher raw material costs.

We expect non-raw material inflation and other costs to be approximately $10 million higher in the second quarter of 2024 when compared with the second quarter of 2023. We also expect an approximately $35 million net benefit as a result of the recovery from the tornado that affected Tupelo in 2023, partially offset by the negative impact of lower production as a result of the fire in Debica in 2023.

We continue to focus on actions to offset costs other than raw materials through cost savings initiatives, including initiatives related to the Goodyear Forward plan, rationalization actions, and improvements in price and product mix. For the full year of 2024, we expect to benefit from Goodyear Forward by at least $375 million and expect working capital to be flat as compared to 2023. We anticipate our capital expenditures to be $1.2 billion to $1.3 billion, excluding repairs related to the Tupelo tornado and the Debica fire, which we expect to be funded by insurance claim recoveries. We anticipate our cash flows will include rationalization payments of approximately $300 million, as we continue to implement elements of our Goodyear Forward plan to improve our cost structure.

Refer to "Item 1A. Risk Factors" in the 2023 Form 10-K for a discussion of the factors that may impact our business, results of operations, financial condition or liquidity and "Forward-Looking Information — Safe Harbor Statement" in this Quarterly Report on Form 10-Q for a discussion of our use of forward-looking statements.

RESULTS OF OPERATIONS

CONSOLIDATED

Three Months Ended March 31, 2024 and 2023

Net sales in the first quarter of 2024 were $4,537 million, decreasing $404 million, or 8.2%, from $4,941 million in the first quarter of 2023. Goodyear net loss was $57 million, or $0.20 per share, in the first quarter of 2024, compared to Goodyear net loss of $101 million, or $0.35 per share, in the first quarter of 2023.

Net sales decreased in the first quarter of 2024 primarily due to lower tire volume of $187 million, representing lower tire volume in Americas and EMEA, partially offset by higher tire volume in Asia Pacific, global declines in price and product mix of $162 million, unfavorable foreign currency translation of $36 million, primarily in EMEA and Asia Pacific, driven by the strengthening of the U.S. dollar, and a decrease in sales in other tire-related businesses of $27 million, primarily related to a decrease in third-party chemical sales in Americas and declines in retail sales in EMEA and Asia Pacific, partially offset by growth in EMEA's Fleet Solutions.

Worldwide tire unit sales in the first quarter of 2024 were 40.4 million units, decreasing 1.4 million units, or 3.3%, from 41.8 million units in the first quarter of 2023. Replacement tire volume decreased globally by 2.3 million units, or 7.4%. OE tire volume increased by 0.9 million units, or 8.9%, driven by Asia Pacific, reflecting the impact of new electric vehicle consumer fitments.

Cost of Goods Sold ("CGS") in the first quarter of 2024 was $3,715 million, decreasing $478 million, or 11.4%, from $4,193 million in the first quarter of 2023. CGS decreased primarily due to lower raw material costs of $261 million, lower tire volume of $159 million, primarily in Americas and EMEA, lower transportation and imported tire costs of $75 million, primarily in Americas, savings related to the Goodyear Forward plan of $56 million, foreign currency translation of $30 million, primarily in EMEA and Asia Pacific, lower costs in other tire-related businesses of $29 million, driven by a decrease in third-party chemical sales in Americas, and a favorable $8 million ($6 million after-tax and minority) tax item in Brazil. These decreases were partially offset by higher conversion costs of $102 million driven by inflation, an increase in accelerated depreciation and asset write-offs of $31 million primarily related to the closure of a development center in the U.S. and announced plant closures in EMEA, higher costs related to product mix of $28 million, primarily in EMEA and Asia Pacific, $14 million as a result of the Debica fire, and a $7 million lower benefit related to a reduction in U.S. duty rates on various commercial tires from China compared to 2023. CGS in the first quarter of 2023 was favorably impacted by a successful legal claim of $3 million ($3 million after-tax and minority) related to a 2005 warehouse fire in Spain.

CGS in the first quarter of 2024 and 2023 included pension expense of $3 million and $4 million, respectively. CGS in the first quarter of 2024 included $4 million of incremental savings from rationalization plans. CGS was 81.9% of sales in the first quarter of 2024, compared to 84.9% in the first quarter of 2023.

SAG in the first quarter of 2024 was $696 million, increasing $32 million, or 4.8%, from $664 million in the first quarter of 2023. SAG increased primarily due to an increase in costs associated with the Goodyear Forward plan of $28 million ($21 million after-tax and minority), primarily related to third-party advisory, legal and consulting fees and costs associated with planned asset sales, the impact of recoveries in 2023 of accounts receivable and other assets in Russia of $10 million and accelerated lease costs of $8 million, primarily related to announced facility closures in Americas. These increases were partially offset by savings related to the Goodyear Forward plan of $8 million and foreign currency translation of $4 million.

SAG in the first quarter of 2024 and 2023 included pension expense of $4 million and $3 million, respectively. SAG in the first quarter of 2024 included $14 million of incremental savings from rationalization plans, compared to $10 million in 2023. SAG was 15.3% of sales in the first quarter of 2024, compared to 13.4% in the first quarter of 2023.

We recorded net rationalization charges of $22 million ($17 million after-tax and minority) in the first quarter of 2024, primarily related to the plan to close a plant in Malaysia and the closure of Cooper Tire's Melksham, United Kingdom tire manufacturing facility ("Melksham"). We recorded net rationalization charges of $32 million ($26 million after-tax and minority) in the first quarter of 2023 primarily related to the plan to streamline our EMEA distribution network, the plan to reduce salaried staffing globally and the plan to reduce staffing and capacity in certain of our EMEA manufacturing facilities. For further information, refer to Note to the Consolidated Financial Statements No. 3, Costs Associated with Rationalization Programs.

CGS and SAG in the first quarter of 2024 included $51 million ($42 million after-tax and minority) of asset write offs, accelerated depreciation and accelerated lease charges related to the closure of a development center in the U.S. and announced plant and facility closures in Americas and EMEA. CGS and SAG in the first quarter of 2023 included $2 million ($0 million after-tax and minority) of accelerated depreciation and asset write-offs related to rationalization activities.

Interest expense in the first quarter of 2024 was $126 million, decreasing $1 million, or 0.8%, from $127 million in the first quarter of 2023. The average interest rate was 6.34% in the first quarter of 2024 compared to 6.01% in the first quarter of 2023. The average debt balance was $7,945 million in the first quarter of 2024 compared to $8,451 million in the first quarter of 2023.

Other (Income) Expense in the first quarter of 2024 was $30 million of expense, compared to $25 million of expense in the first quarter of 2023. The increase in Other (Income) Expense was primarily due to a loss on asset and other sales of $10 million ($7 million after-tax and minority) primarily related to the sale of receivables in Argentina, compared to net gains of $2 million in the first quarter of 2023 and a $3 million increase in fees related to accounts receivable factoring programs driven by higher interest rates, partially offset by pension settlement income of $5 million ($4 million after-tax and minority) and a favorable $2 million ($1 million after-tax and minority) tax item in Brazil. Other (Income) Expense for the three months ended March 31, 2023 also includes $11 million ($9 million after-tax and minority) of expense for non-indemnified costs for product liability claims related to products manufactured by a formerly consolidated joint venture entity, $11 million ($8 million after-tax and minority) of income related to a favorable court decision setting aside a previous unfavorable verdict on intellectual property-related legal claims, and $5 million ($5 million after-tax and minority) of income related to the write-off of accumulated foreign currency translation in Russia.

For the first quarter of 2024, we recorded income tax expense of $6 million on a loss before income taxes of $52 million. Income tax expense for the three months ended March 31, 2024 was favorably impacted by a net discrete tax benefit of $1 million ($1 million after minority interest). In the first quarter of 2023, we recorded an income tax benefit of $1 million on a loss before income taxes of $100 million. Income tax expense for the three months ended March 31, 2023 includes net discrete tax expense of $1 million.

We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for both the three months ended March 31, 2024 and 2023 primarily relates to losses in foreign jurisdictions in which no tax benefits are recorded and the discrete items noted above.

The Organisation for Economic Co-operation and Development (OECD) have published the Pillar Two model rules which adopt a global corporate minimum tax of 15% for multinational enterprises with average revenue in excess of €750 million. Certain jurisdictions in which we operate enacted legislation consistent with one or more of the OECD Pillar Two model rules effective in 2024. The model rules include minimum domestic top-up taxes, income inclusion rules, and undertaxed profit rules all aimed to ensure that multinational corporations pay a minimum effective corporate tax rate of 15% in each jurisdiction in which they operate. We do not expect the Pillar Two model rules to materially impact our annual effective tax rate in 2024. However, we are continuing to evaluate the Pillar Two model rules and related legislation and their potential impact on future periods.

At March 31, 2024 and December 31, 2023, we had approximately $1.3 billion and $1.2 billion of U.S. federal, state and local net deferred tax assets, respectively, inclusive of valuation allowances totaling $22 million in each period, primarily for state tax loss carryforwards with limited lives. As of March 31, 2024, approximately $1.1 billion of these U.S. net deferred tax assets had unlimited lives and approximately $200 million had limited lives, including $22 million of foreign tax credits, and the majority do not start to expire until 2031. As of December 31, 2023, approximately $1.0 billion of these U.S. net deferred tax assets had unlimited lives and approximately $200 million had limited lives, including $22 million of foreign tax credits, and the majority do not start to expire until 2031. In the U.S., as of December 31, 2023, we emerged from a three-year cumulative loss which was driven by business disruptions created by the COVID-19 pandemic. Our U.S. cumulative income for the three-years ended March 31, 2024 is primarily a result of gains from other comprehensive income rather than consistently profitable U.S. operating results. Our U.S. operating results for the first quarter of 2024 have shown improvement when compared to the first quarter of 2023.

In assessing our ability to utilize our net deferred tax assets, we primarily consider objectively verifiable evidence, including the improvement of our U.S. operating results during the first quarter of 2024 as a result of lower raw material and transportation costs and benefits from the Goodyear Forward plan compared to the first quarter of 2023. In addition, we consider our current forecasts of future profitability in assessing our ability to realize our deferred tax assets as well as the impact of tax planning strategies. These forecasts include the impact of recent trends and various macroeconomic factors such as the impact of raw material, transportation, labor and energy costs on our profitability. Our tax planning strategies include accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, repatriation of certain foreign royalty income, and other financing transactions, all of which would increase our domestic profitability.

We believe our improvement in U.S. operating results for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, as well as forecasts of future profitability, provide us sufficient positive evidence to conclude that it is more likely than not that, at March 31, 2024, our U.S. net deferred tax assets will be fully utilized. However, macroeconomic factors such as raw material, transportation, labor and energy costs possess a high degree of volatility and can significantly impact our profitability. In addition, certain tax provisions, such as the annual interest expense limitation under Section 163(j) of the Internal Revenue Code of 1986, if amended, could impact our analysis of the realizability of our U.S. deferred tax assets. If our U.S. operating results significantly decline in the future, we may need to record a valuation allowance which could adversely impact our operating results. As such, we will closely monitor our U.S. operations as well as any tax law changes to assess the realizability of our U.S. deferred tax assets.

At March 31, 2024 and December 31, 2023, we also had approximately $1.5 billion of foreign net deferred tax assets and related valuation allowances of approximately $1.2 billion. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of approximately $1.0 billion on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances on our foreign deferred tax assets having a significant impact on our financial position or results of operations will exist within the next twelve months.

For further information regarding income taxes and the realizability of our deferred tax assets, including our foreign tax credits, refer to Note to the Consolidated Financial Statements No. 5, Income Taxes.

Minority shareholders’ net loss in the first quarter of 2024 was $1 million, compared to $2 million of income in the first quarter of 2023.

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

Total segment operating income for the first quarter of 2024 was $247 million, an increase of $122 million, or 97.6%, from $125 million in the first quarter of 2023. Total segment operating margin in the first quarter of 2024 was 5.4%, compared to 2.5% in the first quarter of 2023.

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

Americas

	Three Months Ended March 31,
(In millions)	2024	2023	Change	Percent Change
Tire Units	19.0	20.5	(1.5)	(7.4)%
Net Sales	$2,588	$2,867	$(279)	(9.7)%
Operating Income	179	79	100	126.6%
Operating Margin	6.9%	2.8%

Three Months Ended March 31, 2024 and 2023

Americas unit sales in the first quarter of 2024 decreased 1.5 million units, or 7.4%, to 19.0 million units. Replacement tire volume decreased 1.5 million units, or 9.2%, primarily in our consumer business, driven by increased competitiveness in the U.S. from the lower tier market. OE tire volume remained flat versus the first quarter of 2023.

Net sales in the first quarter of 2024 were $2,588 million, decreasing $279 million, or 9.7%, from $2,867 million in the first quarter of 2023. The decrease in net sales was primarily due to lower tire volume of $176 million, unfavorable price and product mix of $104 million, and decreased sales in other tire-related businesses of $27 million, primarily due to lower third-party chemical sales. These decreases were partially offset by favorable foreign currency translation of $20 million, primarily related to the strengthening of the Brazilian real and Mexican peso, and $8 million related to the Goodyear Forward plan.

Operating income in the first quarter of 2024 was $179 million, increasing $100 million, or 126.6%, from $79 million in the first quarter of 2023. The increase in operating income was due to lower raw material costs of $144 million, lower transportation and imported tire costs of $74 million, $42 million related to the Goodyear Forward plan, lower SAG of $16 million, higher earnings in other tire-related businesses of $10 million, primarily due to lower chemical costs, and a favorable tax item in Brazil of $8 million. These increases were partially offset by unfavorable price and product mix of $117 million, higher conversion costs of $39 million, driven by inflation, lower tire volume of $28 million, and a $7 million lower benefit related to a reduction in U.S. duty rates on various commercial tires from China compared to 2023. Operating income for the first quarter of 2024 includes incremental SAG savings from rationalization plans of $11 million.

Operating income in the first quarter of 2024 excluded asset write-offs, accelerated depreciation and accelerated lease charges of $8 million and net rationalization charges of $5 million. Operating income in the first quarter of 2023 excluded asset write-offs and accelerated depreciation of $8 million, net rationalization charges of $5 million and net gains on asset sales of $2 million.

Europe, Middle East and Africa

	Three Months Ended March 31,
(In millions)	2024	2023	Change	Percent Change
Tire Units	12.5	13.2	(0.7)	(5.2)%
Net Sales	$1,347	$1,492	$(145)	(9.7)%
Operating Income	8	8	—	0.0%
Operating Margin	0.6%	0.5%

Three Months Ended March 31, 2024 and 2023

EMEA unit sales in the first quarter of 2024 decreased 0.7 million units, or 5.2%, to 12.5 million units. Replacement tire volume decreased 0.7 million units, or 7.1%, driven by our consumer business, reflecting the impacts of competitiveness from the lower tier market, and industry declines in commercial. OE tire volume remained flat compared to the first quarter of 2023.

Net sales in the first quarter of 2024 were $1,347 million, decreasing $145 million, or 9.7%, from $1,492 million in the first quarter of 2023. The decrease in net sales was primarily driven by lower tire volume of $65 million, unfavorable price and product mix of $41 million and unfavorable foreign currency translation of $40 million, driven by a weaker Turkish lira, partially offset by a stronger euro, Polish zloty and British pound.

Operating income in the first quarter of 2024 was $8 million, remaining flat to the first quarter of 2023. Operating income improved $104 million due to lower raw material costs and incremental savings from the Goodyear Forward plan of $24 million. This improvement was offset by higher conversion costs of $65 million, unfavorable price and product mix of $19 million, lower motorcycle earnings of $14 million, lower tire volume of $12 million and $11 million as a result of the Debica fire, primarily comprised of fixed costs incurred during the ramp-up of the facility.

Operating income in the first quarter of 2024 excluded accelerated depreciation of $16 million, net rationalization charges of $6 million and a $2 million loss on asset sales. Operating income in the first quarter of 2023 excluded net rationalization charges of $24 million, recoveries of previously written off accounts receivable and other assets of $10 million in Russia and accelerated depreciation of $4 million.

Asia Pacific

	Three Months Ended March 31,
(In millions)	2024	2023	Change	Percent Change
Tire Units	8.9	8.1	0.8	10.0%
Net Sales	$602	$582	$20	3.4%
Operating Income	60	38	22	57.9%
Operating Margin	10.0%	6.5%

Three Months Ended March 31, 2024 and 2023

Asia Pacific unit sales in the first quarter of 2024 increased 0.8 million units, or 10.0%, to 8.9 million units. OE tire volume increased 0.9 million units, or 26.7%, primarily driven by an increase in consumer EV fitments in China. Replacement tire volume decreased 0.1 million units, or 1.6%, primarily driven by weakness in the Japanese consumer industry, partially offset by China.

Net sales in the first quarter of 2024 were $602 million, increasing $20 million, or 3.4%, from $582 million in the first quarter of 2023. The increase in net sales was primarily driven by higher tire volume of $54 million, partially offset by unfavorable price and mix of $17 million and unfavorable foreign currency translation of $16 million due to the strengthening of the U.S. dollar.

Operating income in the first quarter of 2024 was $60 million, increasing $22 million, or 57.9%, from $38 million in the first quarter of 2023. The increase in operating income was primarily due to lower raw material costs of $13 million, higher tire volume of $12 million and savings generated by the Goodyear Forward plan of $6 million. These increases were partially offset by higher SAG of $6 million and unfavorable foreign currency translation of $2 million.

Operating income in the first quarter of 2024 excluded net rationalization charges of $11 million and accelerated depreciation and accelerated lease charges of $7 million. Operating income in the first quarter of 2023 excluded net rationalization charges of $3 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.

At March 31, 2024, we had $893 million in cash and cash equivalents, compared to $902 million at December 31, 2023. For the three months ended March 31, 2024, net cash used for operating activities was $451 million, reflecting cash used for working capital of $539 million and rationalization payments of $55 million, as well as the Company's net loss for the period of $58 million, which included non-cash charges for depreciation and amortization of $284 million and net rationalization charges of $22 million. Net cash used for investing activities was $231 million, primarily representing capital expenditures of $318 million, partially offset by proceeds from asset dispositions of $108 million, primarily from prepaid cash proceeds received from the sale of a distribution center in Germany. Net cash provided by financing activities was $661 million, primarily due to net borrowings of $684 million.

At March 31, 2024, we had $3,313 million of unused availability under our various credit agreements, compared to $4,247 million at December 31, 2023. The table below presents unused availability under our credit facilities at those dates:

(In millions)	March 31, 2024	December 31, 2023
First lien revolving credit facility	$1,941	$2,241
European revolving credit facility	572	884
Chinese credit facilities	610	657
Mexican credit facility	—	116
Other foreign and domestic debt	190	349
	$3,313	$4,247

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

We expect our 2024 full-year cash flow needs to include capital expenditures of $1.2 billion to $1.3 billion. We also expect interest expense to be $520 million to $540 million; rationalization payments to be approximately $300 million; income tax payments to be approximately $200 million, excluding one-time items; and contributions to our funded pension plans to be $25 million to $50 million. We expect working capital to be flat as compared to 2023.

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

Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, South Africa, Serbia and Argentina, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, South African, Serbian and Argentinian subsidiaries, which are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At March 31, 2024, approximately $916 million of net assets, including approximately $198 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China, South Africa, Serbia and Argentina have not adversely impacted our ability to make transfers out of those countries.

Operating Activities

Net cash used for operating activities was $451 million in the first three months of 2024, compared to net cash used for operating activities of $775 million in the first three months of 2023. The $324 million improvement in net cash used for operating activities was primarily due to a decrease in cash used for working capital of $320 million and higher earnings in our SBUs of $122 million, partially offset by an increase in cash used for other current liabilities of $106 million and higher rationalization payments of $34 million.

The net improvement in cash used for working capital reflects a decrease in cash used for Accounts Receivable of $278 million and a decrease in cash used for Accounts Payable — Trade of $255 million, partially offset by an increase in cash used for Inventory of $213 million. These changes were driven by the impact of lower raw material costs on our manufacturing operations and pricing.

Investing Activities

Net cash used for investing activities was $231 million in the first three months of 2024, compared to $456 million in the first three months of 2023. Capital expenditures were $318 million in the first three months of 2024, compared to $291 million in the first three months of 2023. Investing activities in the first three months of 2024 also included cash provided by asset dispositions of $108 million, net loans to TireHub of $21 million in the first three months of 2024 compared to $76 million in the first three months of 2023, and a year-over-year decrease of $81 million in net securities acquired and redeemed. Beyond expenditures required to sustain our facilities, capital expenditures in 2024 and 2023 primarily related to the modernization and expansion of tire manufacturing facilities around the world.

Financing Activities

Net cash provided by financing activities was $661 million in the first three months of 2024, compared to net cash provided by financing activities of $1,075 million in the first three months of 2023. Financing activities in the first three months of 2024 included net borrowings of $684 million and a decrease of $18 million in our factored accounts receivable liability. Financing activities in the first three months of 2023 included net borrowings of $1,076 million.

Credit Sources

In aggregate, we had total credit arrangements of $11,476 million available at March 31, 2024, of which $3,313 million were unused, compared to $11,743 million available at December 31, 2023, of which $4,247 million were unused. At March 31, 2024, we had long term credit arrangements totaling $10,722 million, of which $2,975 million were unused, compared to $10,983 million and $3,867 million, respectively, at December 31, 2023. At March 31, 2024, we had short term committed and uncommitted credit arrangements totaling $754 million, of which $338 million were unused, compared to $760 million and $380 million, respectively, at December 31, 2023. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.

Outstanding Notes

At March 31, 2024, we had $5,560 million of outstanding notes compared to $5,571 million at December 31, 2023.

$2.75 billion Amended and Restated First Lien Revolving Credit Facility due 2026

Our amended and restated first lien revolving credit facility matures on June 8, 2026 and is available in the form of loans or letters of credit. Up to $800 million in letters of credit and $50 million of swingline loans are available for issuance under the facility. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million.

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

Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks in an amount not to exceed $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion. As of March 31, 2024, our borrowing base, and therefore our availability, under this facility was $178 million below the facility's stated amount of $2.75 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we would be required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess.

At March 31, 2024, we had $630 million of borrowings and $1 million of letters of credit issued under the revolving credit facility. At December 31, 2023, we had $385 million of borrowings and $1 million of letters of credit issued under the revolving credit facility.

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

At March 31, 2024, there were no borrowings outstanding under the German tranche, $292 million (€270 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility. At December 31, 2023, we had no borrowings and no letters of credit outstanding under the European revolving credit facility.

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

Accounts Receivable Securitization Facilities (On-Balance Sheet)

GEBV and certain other of our European subsidiaries are parties to a pan-European accounts receivable securitization facility that expires in 2027. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €30 million and not more than €450 million. For the period from October 19, 2023 through October 16, 2024, the designated maximum amount of the facility is €300 million.

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

At March 31, 2024, the amounts available and utilized under this program totaled $159 million (€147 million). At December 31, 2023, the amounts available and utilized under this program totaled $244 million (€221 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At March 31, 2024, the gross amount of receivables sold was $689 million, compared to $693 million at December 31, 2023.

Letters of Credit

At March 31, 2024, we had $212 million in letters of credit issued under bilateral letter of credit agreements and other foreign credit facilities. The majority of these letter of credit agreements are in lieu of security deposits.

Supplier Financing

We have entered into supplier finance programs with several financial institutions. Under these programs, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers. We agree to pay the financial institutions the stated amount of the confirmed invoices from the designated suppliers on the original due dates of the invoices. Invoice payment terms can be up to 120 days based on industry norms for the specific item purchased. We do not pay any fees to the financial institutions and we do not pledge any assets as security or provide other forms of guarantees for these programs. These programs allow our suppliers to sell their receivables to the financial institutions at the sole discretion of the suppliers and the financial institutions on terms that are negotiated among them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under these programs. The amounts available under these programs were $860 million and $892 million at March 31, 2024 and December 31, 2023, respectively. The amounts confirmed to the financial institutions were $609 million and $580 million at March 31, 2024 and December 31, 2023, respectively, and are included in Accounts Payable — Trade in our Consolidated Balance Sheets. All activity related to these obligations is presented within operating activities on the Consolidated Statements of Cash Flows.

Further Information

For a further description of the terms of our outstanding notes, first lien revolving credit facility, European revolving credit facility and pan-European accounts receivable securitization facility, refer to Note to the Consolidated Financial Statements No. 16, Financing Arrangements and Derivative Financial Instruments, in our 2023 Form 10‑K and Note to the Consolidated Financial Statements No. 8, Financing Arrangements and Derivative Financial Instruments, in this Form 10-Q.

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

We have an additional financial covenant in our first lien revolving credit facility that is currently not applicable. We become subject to that financial covenant when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $275 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for the most recent period of four consecutive fiscal quarters. As of March 31, 2024, our unused availability under this facility of $1,941 million, plus our Available Cash of $230 million, totaled $2,171 million, which is in excess of $275 million.

In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first lien revolving credit facility that are described above, similar non-financial covenants specifically applicable to GEBV and its subsidiaries, and a financial covenant applicable only to GEBV and its subsidiaries. This financial covenant provides that we are not permitted to allow GEBV’s ratio of Consolidated Net GEBV Indebtedness to Consolidated GEBV EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net GEBV Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GEBV and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries, and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net GEBV Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At March 31, 2024, we were in compliance with this financial covenant.

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

At March 31, 2024, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.

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

We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During the first three months of 2024, we did not repurchase any shares from employees.

The restrictions imposed by our credit facilities and indentures are not expected to significantly affect our ability to pay dividends or repurchase our capital stock in the future.

Asset Dispositions

Historically, the restrictions on asset sales and sale and leaseback transactions imposed by our material indebtedness have not affected our ability to divest non-core businesses or assets. We may undertake additional asset sales and sale and leaseback transactions in the future. The restrictions imposed by our material indebtedness may require us to seek waivers or amendments of covenants or alternative sources of financing to proceed with future transactions. We cannot assure you that such waivers, amendments or alternative financing could be obtained, or if obtained, would be on terms acceptable to us.

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

	Summarized Balance Sheets
(In millions)	March 31, 2024	December 31, 2023
Total Current Assets(1)	$6,174	$6,276
Total Non-Current Assets	8,729	8,669

Total Current Liabilities	$3,294	$3,615
Total Non-Current Liabilities	9,012	8,675
(1)
Includes receivables due from Non-Guarantor Subsidiaries of $1,945 million and $2,214 million as of March 31, 2024 and December 31, 2023, respectively.

	Summarized Statements of Operations
(In millions)	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Net Sales	$2,405	$11,166
Cost of Goods Sold	2,006	9,355
Selling, Administrative and General Expense	378	1,524
Rationalizations	—	67
Interest Expense	101	418
Other (Income) Expense	39	(106)
Income (Loss) before Income Taxes(2)	$(119)	$(92)

Net Income (Loss)	$(101)	$(31)
Goodyear Net Income (Loss)	$(101)	$(31)
(2)
Includes income from intercompany transactions with Non-Guarantor Subsidiaries of $142 million for the three months ended March 31, 2024, primarily from royalties, intercompany product sales, dividends and interest, and $711 million for the year ended December 31, 2023, primarily from royalties, dividends, interest and intercompany product sales.

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

Interest Rate Risk

We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At March 31, 2024, approximately 26% of our debt was at variable interest rates averaging 7.06%.

The following table presents information about long term fixed rate debt, excluding finance leases, at March 31, 2024:

(In millions)
Carrying amount — liability	$5,707
Fair value — liability	5,455
Pro forma fair value — liability	5,646

The pro forma information assumes a 100 basis point decrease in market interest rates at March 31, 2024, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.

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

The following table presents net foreign currency contract information at March 31, 2024:

(In millions)
Fair value — asset (liability)	$13
Pro forma decrease in fair value	(162)
Contract maturities	4/24-3/25

The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at March 31, 2024, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

Fair values are recognized on the Consolidated Balance Sheet at March 31, 2024 as follows:

(In millions)
Current asset (liability):
Accounts receivable	$18
Other current liabilities	(5)

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

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2024 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Asbestos Litigation

As reported in our Form 10-K for the year ended December 31, 2023, we were one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 35,800 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the first three months of 2024, approximately 250 claims were filed against us and approximately 200 were settled or dismissed. The amounts expended on asbestos defense and claim resolution by us and our insurers during the first three months of 2024 was $3 million. At March 31, 2024, there were approximately 35,850 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. Refer to Note to the Consolidated Financial Statements No. 12, Commitments and Contingent Liabilities, for additional information on asbestos litigation.

Reference is made to Item 3 of Part I of our 2023 Form 10-K for additional discussion of legal proceedings.

ITEM 1A. RISK FACTORS.

Refer to “Item 1A. Risk Factors” in our 2023 Form 10-K for a discussion of our risk factors.

ITEM 5. OTHER INFORMATION.

During the quarterly period ended March 31, 2024, none of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS.

Refer to the Index of Exhibits, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2024

INDEX OF EXHIBITS

Exhibit Table Item No.	Description of Exhibit	Exhibit Number

10	Material Contracts

(a)

Letter Agreement, dated December 14, 2023, between the Company and Mark Stewart (incorporated by reference, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed January 18, 2024, File No. 1-1927).

(b)	Form of Non-Qualified Stock Option Grant Agreement (incorporated by reference, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed February 29, 2024, File No. 1-1927).

(c)

Form of Non-Qualified Stock Option with tandem Stock Appreciation Right Grant Agreement (incorporated by reference, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed February 29, 2024, File No. 1-1927).

(d)	Form of Performance Share Grant Agreement (incorporated by reference, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed February 29, 2024, File No. 1-1927).

(e)	Form of Performance Share Continuous Vesting Grant Agreement (incorporated by reference, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, filed February 29, 2024, File No. 1-1927).

(f)	Form of Executive Performance Unit Grant Agreement (incorporated by reference, filed as Exhibit 10.5 to the Company's Current Report on Form 8-K, filed February 29, 2024, File No. 1-1927).

(g)

Form of Executive Performance Unit Continuous Vesting Grant Agreement (incorporated by reference, filed as Exhibit 10.6 to the Company's Current Report on Form 8-K, filed February 29, 2024, File No. 1-1927).

(h)	Form of Restricted Stock Unit Annual Cliff Grant Agreement (incorporated by reference, filed as Exhibit 10.7 to the Company's Current Report on Form 8-K, filed February 29, 2024, File No. 1-1927).

(i)	Form of Restricted Stock Unit Annual Ratable Grant Agreement (incorporated by reference, filed as Exhibit 10.8 to the Company's Current Report on Form 8-K, filed February 29, 2024, File No. 1-1927).

(j)

Form of Restricted Stock Unit Continuous Vesting Grant Agreement (incorporated by reference, filed as Exhibit 10.9 to the Company's Current Report on Form 8-K, filed February 29, 2024, File No. 1-1927).

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

The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	May 7, 2024	By	/s/ MARGARET V. SNYDER

Margaret V. Snyder, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the Principal Accounting Officer of the Registrant.)