Form 10-Q
period 2024-06-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2024-08-01
CIK 42582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at June 30, 2024:	284,687,007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 5. OTHER INFORMATION
EX-10.1
EX-22.1
EX-31.1
EX-31.2
EX-32.1
EX-101.INS INSTANCE DOCUMENT
EX-101.SCH SCHEMA DOCUMENT
EX-104

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Net Sales (Note 2)	$4,570	$4,867	$9,107	$9,808
Cost of Goods Sold	3,622	4,123	7,337	8,316
Selling, Administrative and General Expense	731	708	1,427	1,372
Rationalizations (Note 3)	19	72	41	104
Interest Expense	130	138	256	265
Other (Income) Expense (Note 4)	(72)	36	(42)	61
Income (Loss) before Income Taxes	140	(210)	88	(310)
United States and Foreign Tax Expense (Benefit) (Note 5)	60	(2)	66	(3)
Net Income (Loss)	80	(208)	22	(307)
Less: Minority Shareholders’ Net Income (Loss)	(5)	—	(6)	2
Goodyear Net Income (Loss)	$85	$(208)	$28	$(309)
Goodyear Net Income (Loss) — Per Share of Common Stock
Basic	$0.30	$(0.73)	$0.10	$(1.08)
Weighted Average Shares Outstanding (Note 6)	287	285	286	285
Diluted	$0.30	$(0.73)	$0.10	$(1.08)
Weighted Average Shares Outstanding (Note 6)	288	285	288	285

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2024	2023	2024	2023
Net Income (Loss)	$80	$(208)	$22	$(307)
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of ($1) and ($3) in 2024 ($1 and $2 in 2023)	(50)	(4)	(59)	33
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $6 and $13 in 2024 ($6 and $13 in 2023)	20	20	41	41
Change in net actuarial losses, net of tax of $6 and $7 in 2024 ($5 and $3 in 2023)	6	13	10	11
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures, net of tax of $0 and ($1) in 2024 ($8 and $8 in 2023)	—	28	(4)	28
Deferred derivative gains (losses), net of tax of $0 and $0 in 2024 ($0 and ($1) in 2023)	—	(2)	—	(4)
Reclassification adjustment for amounts recognized in income, net of tax of $0 and $0 in 2024 ($0 and $0 in 2023)	—	—	1	—
Other Comprehensive Income (Loss)	(24)	55	(11)	109
Comprehensive Income (Loss)	56	(153)	11	(198)
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	(6)	(1)	(10)	4
Goodyear Comprehensive Income (Loss)	$62	$(152)	$21	$(202)

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In millions, except share data)	2024	2023
Assets:
Current Assets:
Cash and Cash Equivalents	$789	$902
Accounts Receivable, less Allowance — $87 ($102 in 2023)	3,043	2,731
Inventories:
Raw Materials	850	785
Work in Process	213	206
Finished Products	2,985	2,707
	4,048	3,698
Prepaid Expenses and Other Current Assets	324	319
Total Current Assets	8,204	7,650
Goodwill	779	781
Intangible Assets	947	969
Deferred Income Taxes (Note 5)	1,634	1,630
Other Assets	1,108	1,075
Operating Lease Right-of-Use Assets	978	985
Property, Plant and Equipment, less Accumulated Depreciation — $12,671 ($12,472 in 2023)	8,375	8,492
Total Assets	$22,025	$21,582

Liabilities:
Current Liabilities:
Accounts Payable — Trade	$4,181	$4,326
Compensation and Benefits (Notes 10 and 11)	656	663
Other Current Liabilities	1,029	1,165
Notes Payable and Overdrafts (Note 8)	462	344
Operating Lease Liabilities due Within One Year	199	200
Long Term Debt and Finance Leases due Within One Year (Note 8)	1,182	449
Total Current Liabilities	7,709	7,147
Operating Lease Liabilities	827	825
Long Term Debt and Finance Leases (Note 8)	6,832	6,831
Compensation and Benefits (Notes 10 and 11)	889	974
Deferred Income Taxes (Note 5)	101	83
Other Long Term Liabilities	812	885
Total Liabilities	17,170	16,745
Commitments and Contingent Liabilities (Note 12)
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 285 million in 2024 (284 million in 2023)	285	284
Capital Surplus	3,146	3,133
Retained Earnings	5,114	5,086
Accumulated Other Comprehensive Loss (Note 14)	(3,842)	(3,835)
Goodyear Shareholders’ Equity	4,703	4,668
Minority Shareholders’ Equity — Nonredeemable	152	169
Total Shareholders’ Equity	4,855	4,837
Total Liabilities and Shareholders’ Equity	$22,025	$21,582

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(In millions, except share data)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2023
(after deducting 40,501,644 common treasury shares)	283,786,263	$284	$3,133	$5,086	$(3,835)	$4,668	$169	$4,837
Net income (loss)				(57)		(57)	(1)	(58)
Other comprehensive income (loss)					16	16	(3)	13
Total Comprehensive Income (Loss)						(41)	(4)	(45)
Stock-based compensation plans			11			11		11
Dividends declared							(2)	(2)
Common stock issued from treasury	900,744	1	(4)			(3)		(3)
Balance at March 31, 2024
(after deducting 39,600,900 common treasury shares)	284,687,007	$285	$3,140	$5,029	$(3,819)	$4,635	$163	$4,798
Net income (loss)				85		85	(5)	80
Other comprehensive income (loss)					(23)	(23)	(1)	(24)
Total comprehensive income (loss)						62	(6)	56
Stock-based compensation plans			6			6		6
Dividends declared							(5)	(5)
Balance at June 30, 2024
(after deducting 39,600,900 common treasury shares)	284,687,007	$285	$3,146	$5,114	$(3,842)	$4,703	$152	$4,855

There were no dividends declared or paid during the three and six months ended June 30, 2024.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In millions)	2024	2023
Cash Flows from Operating Activities:
Net Income (Loss)	$22	$(307)
Adjustments to Reconcile Net Income (Loss) to Cash Flows from Operating Activities:
Depreciation and Amortization	546	506
Amortization and Write-Off of Debt Issuance Costs	7	7
Provision for Deferred Income Taxes (Note 5)	(6)	(108)
Net Pension Curtailments and Settlements	(5)	36
Net Rationalization Charges (Note 3)	41	104
Rationalization Payments	(105)	(50)
Net (Gains) Losses on Asset Sales (Note 4)	(94)	(62)
Gain on Insurance Recoveries for Damaged Property, Plant and Equipment	(50)	—
Operating Lease Expense	164	148
Operating Lease Payments	(139)	(139)
Pension Contributions and Direct Payments	(29)	(38)
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(354)	(375)
Inventories	(409)	229
Accounts Payable — Trade	(25)	(404)
Compensation and Benefits	6	—
Other Current Liabilities	(91)	104
Other Assets and Liabilities	3	(85)
Total Cash Flows from Operating Activities	(518)	(434)
Cash Flows from Investing Activities:
Capital Expenditures	(634)	(536)
Insurance Recoveries for Damaged Property, Plant and Equipment	37	—
Cash Proceeds from Sale and Leaseback Transactions (Note 4)	16	66
Asset Dispositions	108	3
Short Term Securities Acquired	—	(102)
Short Term Securities Redeemed	—	2
Long Term Securities Redeemed	1	—
Notes Receivable	(17)	(65)
Other Transactions	1	(13)
Total Cash Flows from Investing Activities	(488)	(645)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	595	583
Short Term Debt and Overdrafts Paid	(464)	(439)
Long Term Debt Incurred	7,068	4,758
Long Term Debt Paid	(6,280)	(4,020)
Common Stock Issued	(3)	(2)
Transactions with Minority Interests in Subsidiaries	(2)	(2)
Debt Related Costs and Other Transactions	(18)	(2)
Total Cash Flows from Financing Activities	896	876
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(23)	4
Net Change in Cash, Cash Equivalents and Restricted Cash	(133)	(199)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	985	1,311
Cash, Cash Equivalents and Restricted Cash at End of the Period	$852	$1,112

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

Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2024.

Recently Issued Accounting Standards

On March 6, 2024, the SEC issued final rules that require registrants to enhance and standardize climate-related disclosures in their annual reports beginning with periods ending December 31, 2025. The final rules will require information about climate-related risks that have materially impacted, or are reasonably likely to have a material impact on, a registrant’s business strategy, results of operations or financial condition, the governance of climate-related matters, certain climate-related targets and goals, and certain greenhouse gas emissions. The rules will also require certain financial statement disclosures related to the impact of severe weather events and other natural disasters. On April 4, 2024, the SEC stayed the final rules pending completion of judicial review of several lawsuits challenging the rules that have been consolidated in the U.S. Court of Appeals for the 8th Circuit. We are currently assessing the impact of these rules on our disclosures in both our Annual Report on Form 10-K and the notes to the consolidated financial statements.

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

Restricted Cash

The following table provides a reconciliation of Cash, Cash Equivalents and Restricted Cash as reported within the Consolidated Statements of Cash Flows:

	June 30,
(In millions)	2024	2023
Cash and Cash Equivalents	$789	$1,049
Restricted Cash	63	63
Total Cash, Cash Equivalents and Restricted Cash	$852	$1,112

Restricted Cash primarily represents amounts required to be set aside for accounts receivable factoring programs. The restrictions lapse when cash from factored accounts receivable is remitted to the purchaser of those receivables. At both June 30, 2024 and 2023, restricted cash was recorded in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets.

Reclassifications and Adjustments

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.

NOTE 2. NET SALES

The following tables show disaggregated net sales from contracts with customers by major source:

	Three Months Ended June 30, 2024
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$2,175	$1,093	$566	$3,834
Other tire and related sales	196	150	23	369
Retail services and service related sales	187	36	3	226
Chemical sales	134	—	—	134
Other	5	—	2	7
Net Sales by reportable segment	$2,697	$1,279	$594	$4,570

	Three Months Ended June 30, 2023
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$2,434	$1,159	$554	$4,147
Other tire and related sales	211	144	22	377
Retail services and service related sales	173	38	9	220
Chemical sales	116	—	—	116
Other	5	—	2	7
Net Sales by reportable segment	$2,939	$1,341	$587	$4,867

	Six Months Ended June 30, 2024
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$4,297	$2,279	$1,140	$7,716
Other tire and related sales	379	282	41	702
Retail services and service related sales	356	65	12	433
Chemical sales	244	—	—	244
Other	9	—	3	12
Net Sales by reportable segment	$5,285	$2,626	$1,196	$9,107

	Six Months Ended June 30, 2023
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$4,812	$2,487	$1,103	$8,402
Other tire and related sales	396	283	43	722
Retail services and service related sales	334	63	19	416
Chemical sales	256	—	—	256
Other	8	—	4	12
Net Sales by reportable segment	$5,806	$2,833	$1,169	$9,808

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

When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue included in Other Current Liabilities in the Consolidated Balance Sheets totaled $19 million and $18 million at June 30, 2024 and December 31, 2023, respectively. Deferred revenue included in Other Long Term Liabilities in the Consolidated Balance Sheets totaled $8 million and $10 million at June 30, 2024 and December 31, 2023, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.

The following table presents the balance of deferred revenue related to contracts with customers, and changes during the six months ended June 30, 2024:

(In millions)
Balance at December 31, 2023	$28
Revenue deferred during period	101
Revenue recognized during period	(102)
Impact of foreign currency translation	—
Balance at June 30, 2024	$27

NOTE 3. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS

In order to improve our global competitiveness and as part of our execution of the Goodyear Forward transformation plan ("Goodyear Forward"), we have implemented, and are implementing, rationalization actions to reduce high-cost and excess manufacturing capacity and operating and administrative costs.

The following table presents a roll-forward of the liability balance between periods:

	Associate-
(In millions)	Related Costs	Other Costs	Total
Balance at December 31, 2023	$518	$16	$534
2024 Charges	28	26	54
Incurred, net of foreign currency translation of ($13) million and ($1) million, respectively	(79)	(40)	(119)
Reversed to the Statement of Operations	(13)	—	(13)
Balance at June 30, 2024	$454	$2	$456

In July 2024, as part of Goodyear Forward, we approved a rationalization plan to open a shared service center in Costa Rica and to exit certain Commercial Tire and Service Center (“CTSC”) locations. The proposed plan will lead to a reduction of 100 net positions, which includes the transfer of certain associate and contractor positions to the new shared service center and the elimination of certain positions in CTSC. Total pre-tax charges are expected to be $28 million, of which $18 million are expected to be cash charges primarily for associate-related costs. Non-cash charges are expected to be $10 million, consisting of accelerated lease amortization and pension settlement costs. We accrued approximately $9 million for this plan at June 30, 2024.

During the first quarter of 2024, we approved a rationalization plan in Asia Pacific to permanently close our Malaysia tire manufacturing facility by June 30, 2024 as part of our strategy to improve profitability and reduce production costs. We have approximately $10 million ($5 million after minority) accrued for this plan at June 30, 2024, which is expected to be substantially paid during the third quarter of 2024.

The remainder of the accrual balance at June 30, 2024 includes $242 million related to the closures of our Fulda, Germany ("Fulda") and our Fürstenwalde, Germany ("Fürstenwalde") tire manufacturing facilities, $143 million related to the rationalization and workforce reorganization plan in Europe, Middle East and Africa ("EMEA"), which reflects $13 million of reversals due to voluntary attrition, $15 million related to the plan to improve profitability in Australia and New Zealand, $10 million related to plans to reduce Selling, Administrative and General expense ("SAG") headcount, $5 million related to the closure of Cooper Tire's Melksham, United Kingdom manufacturing facility ("Melksham"), $5 million related to the closed Amiens, France tire manufacturing facility, $4 million related to our global workforce reorganization plan to improve our cost structure, $4 million related to the plan to streamline our EMEA distribution network, $4 million related to the plan to reduce costs associated with our global operations and technology organization, and various other plans to reduce headcount and improve operating efficiency.

At June 30, 2024 and December 31, 2023, $192 million and $239 million were recorded in Other Current Liabilities in the Consolidated Balance Sheets, respectively.

The following table shows net rationalization charges included in Income (Loss) before Income Taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2024	2023	2024	2023
Current Year Plans
Associate Severance and Other Related Costs	$13	$68	$23	$75
Other Exit Costs	1	—	1	13
Current Year Plans - Net Charges	$14	$68	$24	$88

Prior Year Plans
Associate Severance and Other Related Costs	$(9)	$(2)	$(8)	$2
Other Exit Costs	14	6	25	14
Prior Year Plans - Net Charges	$5	$4	$17	$16
Total Net Charges	$19	$72	$41	$104
Asset write-offs (recoveries), accelerated depreciation, and accelerated lease costs, net	$43	$11	$94	$13

Substantially all of the new charges for the three and six months ended June 30, 2024 and 2023 relate to future cash outflows. Net current year plan charges for the three months ended June 30, 2024 primarily relate to the plan to open a new shared service center in Costa Rica. Net current year plan charges for the six months ended June 30, 2024 also include the closure of our tire manufacturing facility in Malaysia. Net current year plan charges for the three months ended June 30, 2023 relate to the plan to close Fulda and the plan to reduce costs associated with our global operations and technology organization. Net current year plan charges for the six months ended June 30, 2023 also include the plan to streamline our EMEA distribution network and the plan to reduce manufacturing staffing levels and capacity in EMEA.

Net prior year plan charges for the three months ended June 30, 2024 include $6 million related to the closures of Fulda and Fürstenwalde, $3 million related to the closure of Melksham, $2 million related to the plan to improve profitability in Australia and New Zealand, $2 million related to the plan to streamline our EMEA distribution network, $1 million related to our closure of certain retail and warehouse locations in Americas, $1 million related to plans to reduce SAG headcount, and reversals of $12 million primarily related to voluntary attrition. Net prior year plan charges for the six months ended June 30, 2024 include $8 million related to the closures of Fulda and Fürstenwalde, $7 million related to the closure of Melksham, $3 million related to the plan in Australia and New Zealand, $3 million related to the permanent closure of our Gadsden, Alabama tire manufacturing facility ("Gadsden"), $2 million related to the plan to streamline our EMEA distribution network, $2 million related to the closure of certain retail and warehouse locations in Americas, $1 million related to plans to reduce SAG headcount, and reversals of $13 million related to voluntary attrition. Net prior year plan charges for the three months ended June 30, 2023 include $4 million related to the closure of Melksham, $2 million related to the integration of Cooper Tire, $2 million related to a plan in South Africa, and reversals of $4 million for actions no longer needed for their originally intended purpose. Net prior year plan charges for the six months ended June 30, 2023 include $6 million related to the closure of Melksham, $4 million for various plans to reduce global SAG headcount, $4 million related to the integration of Cooper Tire, $3 million related to the permanent closure of Gadsden, $2 million related to discontinued operations in Russia, and reversals of $6 million for actions no longer needed for their originally intended purpose.

Asset write-offs (recoveries), accelerated depreciation, and accelerated lease costs for both the three and six months ended June 30, 2024 primarily relate to plans to improve our cost structure through announced closures of our Fulda, Fürstenwalde and Malaysia tire manufacturing facilities, as well as the closure of a development center and warehouse in the U.S.

Asset write-offs (recoveries) and accelerated depreciation for the three months ended June 30, 2023 primarily relate to the integration of Cooper Tire and the closure of Melksham. Asset write-offs (recoveries) and accelerated depreciation for the six months ended June 30, 2023 primarily relate to the integration of Cooper Tire and the closure of Melksham, partially offset by recoveries of previously written-off accounts receivable and other assets in Russia.

Ongoing rationalization plans had approximately $920 million in charges incurred prior to 2024 and have approximately $230 million in expected charges to be incurred in future periods.

Approximately 750 associates will be released under plans initiated in 2024, of which approximately 50 were released through June 30, 2024. In the first six months of 2024, approximately 900 associates were released under plans initiated in prior years. Approximately 3,050 associates remain to be released under all ongoing rationalization plans.

NOTE 4. OTHER (INCOME) EXPENSE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2024	2023	2024	2023
Non-service related pension and other postretirement benefits cost	$27	$64	$50	$93
Financing fees and financial instruments expense	16	17	31	29
Net foreign currency exchange (gains) losses	(4)	29	(3)	41
Interest income	(12)	(18)	(27)	(34)
General and product liability expense - discontinued products	2	1	4	3
Royalty income	(6)	(11)	(11)	(18)
Net (gains) losses on asset sales	(96)	(60)	(94)	(62)
Miscellaneous (income) expense	1	14	8	9
	$(72)	$36	$(42)	$61

Non-service related pension and other postretirement benefits cost consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost, as well as curtailments and settlements which are not related to rationalization plans. Pension expense for the six months ended June 30, 2024 includes a pension settlement credit of $5 million related to a premium refund on the purchase of a group annuity contract for the Cooper Tire U.S. Salaried defined benefit pension plan in 2023. Pension expense for the three and six months ended June 30, 2023 includes pension settlement charges of $36 million related to the termination of the Cooper Tire U.S. Salaried and Ireland defined benefit pension plans. For further information, refer to Note to the Consolidated Financial Statements No. 10, Pension, Savings and Other Postretirement Benefit Plans.

Net foreign currency exchange (gains) losses for the three and six months ended June 30, 2023 include losses of $17 million and $19 million, respectively, related to the Turkish lira and $11 million and $19 million, respectively, related to the Argentine peso.

Net gains on asset sales for the three and six months ended June 30, 2024 include an $80 million gain related to the sale of a distribution center in EMEA. Net gains on asset sales for the three and six months ended June 30, 2024 also include a $14 million gain related to a sale and leaseback transaction for a warehouse in Americas. Cash proceeds, which were received during the second quarter of 2024, related to the Americas transaction totaled $16 million. Leaseback terms for this location include a 4-year initial term with one 5-year renewal option. We have determined that it is not probable that we will exercise the renewal option. This transaction resulted in the recognition of Operating Lease Right-of-Use Assets totaling $6 million. Net gains on asset sales for the three and six months ended June 30, 2023 include a $59 million gain related to a sale and leaseback transaction for a warehouse in Americas. Cash proceeds, which were received during the second quarter of 2023, related to this transaction totaled $66 million. Leaseback terms for this location include a 5-year initial term with one 5-year renewal option. We have determined that it is not probable that we will exercise the renewal option. This transaction resulted in the recognition of Operating Lease Right-of-Use Assets totaling $24 million.

Miscellaneous (income) expense for the six months ended June 30, 2024 includes an $8 million loss related to the sale of receivables in Argentina. Miscellaneous (income) expense for the three and six months ended June 30, 2023 includes non-indemnified costs for product liability claims related to products manufactured by a formerly consolidated joint venture entity totaling $4 million and $15 million, respectively, and a $10 million loss related to the sale of a receivable in Argentina. Miscellaneous (income) expense for the six months ended June 30, 2023 also includes $11 million of income related to a favorable court decision setting aside a previous unfavorable verdict on intellectual property-related legal claims and $5 million of income related to the write-off of accumulated foreign currency translation in Russia.

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

NOTE 5. INCOME TAXES

For the second quarter of 2024, we recorded income tax expense of $60 million on income before income taxes of $140 million. For the first six months of 2024, we recorded income tax expense of $66 million on income before income taxes of $88 million. Income tax expense for the six months ended June 30, 2024 includes a net discrete tax benefit of $1 million.

For the second quarter of 2023, we recorded an income tax benefit of $2 million on a loss before income taxes of $210 million. For the first six months of 2023, we recorded an income tax benefit of $3 million on loss before income taxes of $310 million. Income tax benefit for the three and six months ended June 30, 2023 includes net discrete tax expense of $2 million and $3 million, respectively.

We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for the three and six months ended June 30, 2024 and three and six months ended June 30, 2023 primarily relates to losses in foreign jurisdictions in which no tax benefits are recorded and the discrete items noted above.

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

At June 30, 2024 and December 31, 2023, we had approximately $1.3 billion and $1.2 billion of U.S. federal, state and local net deferred tax assets, respectively, inclusive of valuation allowances totaling $22 million in each period, primarily for state tax loss carryforwards with limited lives. As of June 30, 2024, approximately $1.1 billion of these U.S. net deferred tax assets had unlimited lives and approximately $200 million had limited lives, including $22 million of foreign tax credits, and the majority do not start to expire until 2031. As of December 31, 2023, approximately $1.0 billion of these U.S. net deferred tax assets had unlimited lives and approximately $200 million had limited lives, including $22 million of foreign tax credits, and the majority do not start to expire until 2031. In the U.S., as of December 31, 2023, we emerged from a three-year cumulative loss which was driven by business disruptions created by the COVID-19 pandemic. Our U.S. cumulative income for the three-years ended June 30, 2024 is primarily a result of gains from other comprehensive income rather than consistently profitable U.S. operating results. Our U.S. operating results for the first six months of 2024 have shown improvement when compared to the first six months of 2023.

In assessing our ability to utilize our net deferred tax assets, we primarily consider objectively verifiable evidence, including the improvement of our U.S. operating results during the first half of 2024 as a result of lower raw material and transportation costs and benefits from the Goodyear Forward plan compared to the first half of 2023. In addition, we consider our current forecasts of future profitability in assessing our ability to realize our deferred tax assets as well as the impact of tax planning strategies. These forecasts include the impact of recent trends and various macroeconomic factors such as the impact of raw material, transportation, labor and energy costs on our profitability. Our tax planning strategies include accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, repatriation of certain foreign royalty income, and other financing transactions, all of which would increase our domestic profitability.

We believe our improvement in U.S. operating results for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, as well as forecasts of future profitability, provide us sufficient positive evidence to conclude that it is more likely than not that, at June 30, 2024, our U.S. net deferred tax assets will be fully utilized. However, macroeconomic factors such as raw material, transportation, labor and energy costs possess a high degree of volatility and can significantly impact our profitability. In addition, certain tax provisions, such as the annual interest expense limitation under Section 163(j) of the Internal Revenue Code of 1986, if amended, could impact our analysis of the realizability of our U.S. deferred tax assets. If our U.S. operating results significantly decline in the future, we may need to record a valuation allowance which could adversely impact our operating results. As such, we will closely monitor our U.S. operations as well as any tax law changes to assess the realizability of our U.S. deferred tax assets.

At June 30, 2024 and December 31, 2023, we also had approximately $1.5 billion of foreign net deferred tax assets and related valuation allowances of approximately $1.3 billion and $1.2 billion, respectively. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of approximately $1.0 billion on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances on our foreign deferred tax assets having a significant impact on our financial position or results of operations will exist within the next twelve months.

For the six months ended June 30, 2024, changes to our unrecognized tax benefits did not, and for the full year of 2024 are not expected to, have a significant impact on our financial position or results of operations.

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

Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Earnings (loss) per share — basic:
Goodyear net income (loss)	$85	$(208)	$28	$(309)
Weighted average shares outstanding	287	285	286	285
Earnings (loss) per common share — basic	$0.30	$(0.73)	$0.10	$(1.08)

Earnings (loss) per share — diluted:
Goodyear net income (loss)	$85	$(208)	$28	$(309)
Weighted average shares outstanding	287	285	286	285
Dilutive effect of stock options and other dilutive securities	1	—	2	—
Weighted average shares outstanding — diluted	288	285	288	285
Earnings (loss) per common share — diluted	$0.30	$(0.73)	$0.10	$(1.08)

Weighted average shares outstanding — diluted for the three and six months ended June 30, 2024 excludes approximately 1 million equivalent shares and for the three and six months ended June 30, 2023 excludes approximately 2 million equivalent shares, related to options with exercise prices greater than the average market price of our common shares (i.e., "underwater" options). Additionally, weighted average shares outstanding — diluted for the three and six months ended June 30, 2023 excludes the dilutive effect of approximately 2 million shares and 1 million shares, respectively, related primarily to options with exercise prices less than the average market price of our common shares (i.e., "in-the-money" options), as their inclusion would have been anti-dilutive due to the Goodyear net loss.

NOTE 7. BUSINESS SEGMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2024	2023	2024	2023
Sales:
Americas	$2,697	$2,939	$5,285	$5,806
Europe, Middle East and Africa	1,279	1,341	2,626	2,833
Asia Pacific	594	587	1,196	1,169
Net Sales	$4,570	$4,867	$9,107	$9,808
Segment Operating Income:
Americas	$241	$103	$420	$182
Europe, Middle East and Africa	35	(19)	43	(11)
Asia Pacific	63	40	123	78
Total Segment Operating Income	$339	$124	$586	$249
Less:
Rationalizations (Note 3)	$19	$72	$41	$104
Interest expense	130	138	256	265
Other (income) expense (Note 4)	(72)	36	(42)	61
Asset write-offs (recoveries), accelerated depreciation, and accelerated lease costs, net (Note 3)	43	11	94	13
Corporate incentive compensation plans	15	21	36	41
Retained expenses of divested operations	3	4	8	8
Other(1)	61	52	105	67
Income (Loss) before Income Taxes	$140	$(210)	$88	$(310)

(1)
Other for the three and six months ended June 30, 2024 includes $40 million and $67 million, respectively, of costs related to the Goodyear Forward plan, primarily related to third-party advisory, legal and consulting fees and costs associated with planned asset sales. Other for the three and six months ended June 30, 2023 includes $14 million related to the insurance deductible for the severe weather event in Tupelo, Mississippi.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2024	2023	2024	2023
Rationalizations:
Americas	$11	$3	$15	$8
Europe, Middle East and Africa	3	64	10	88
Asia Pacific	2	—	13	3
Total Segment Rationalizations	$16	$67	$38	$99
Corporate	3	5	3	5
Total Rationalizations	$19	$72	$41	$104

Net (Gains) Losses on Asset Sales:
Americas	$(14)	$(60)	$(14)	$(62)
Europe, Middle East and Africa	(82)	—	(80)	—
Total Segment Net (Gains) Losses on Asset Sales	$(96)	$(60)	$(94)	$(62)

Asset Write-offs (Recoveries), Accelerated Depreciation, and Accelerated Lease Costs, net:
Americas	$2	$7	$10	$15
Europe, Middle East and Africa	17	4	33	(2)
Asia Pacific	24	—	31	—
Total Segment Asset Write-offs (Recoveries), Accelerated Depreciation, and Accelerated Lease Costs, net	$43	$11	$74	$13
Corporate	—	—	20	—
Total Asset Write-offs (Recoveries), Accelerated Depreciation, and Accelerated Lease Costs, net	$43	$11	$94	$13

NOTE 8. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

At June 30, 2024, we had total credit arrangements of $11,707 million, of which $3,227 million were unused. At that date, approximately 26% of our debt was at variable interest rates averaging 7.16%.

Notes Payable and Overdrafts, Long Term Debt and Finance Leases due Within One Year and Short Term Financing Arrangements

At June 30, 2024, we had short term committed and uncommitted credit arrangements totaling $907 million, of which $403 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.

The following table presents amounts due within one year:

	June 30,	December 31,
(In millions)	2024	2023
Chinese credit facilities	$84	$15
Other foreign and domestic debt	378	329
Notes Payable and Overdrafts	$462	$344
Weighted average interest rate	7.69%	10.52%

Chinese credit facilities	$127	$54
9.50% Notes due 2025	800	—
Other foreign and domestic debt (including finance leases)	255	395
Long Term Debt and Finance Leases due Within One Year	$1,182	$449
Weighted average interest rate	8.70%	7.27%
Total obligations due within one year	$1,644	$793

Long Term Debt and Finance Leases and Financing Arrangements

At June 30, 2024, we had long term credit arrangements totaling $10,800 million, of which $2,824 million were unused.

The following table presents long term debt and finance leases, net of unamortized discounts, and interest rates:

	June 30, 2024		December 31, 2023
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
9.5% due 2025	$801		$801
5% due 2026	900		900
4.875% due 2027	700		700
7.625% due 2027	126		128
7% due 2028	150		150
2.75% Euro Notes due 2028	428		442
5% due 2029	850		850
5.25% due April 2031	550		550
5.25% due July 2031	600		600
5.625% due 2033	450		450
Credit Facilities:
First lien revolving credit facility due 2026	815	6.58%	385	6.71%
European revolving credit facility due 2028	241	5.12%	—	—
Pan-European accounts receivable facility	204	5.67%	244	6.11%
Mexican credit facility	200	7.37%	84	7.57%
Chinese credit facilities	181	2.50%	174	3.94%
Other foreign and domestic debt(1)	587	7.15%	591	7.44%
	7,783		7,049
Unamortized deferred financing fees	(32)		(37)
	7,751		7,012
Finance lease obligations(2)	263		268
	8,014		7,280
Less portion due within one year	(1,182)		(449)
	$6,832		$6,831

(1)
Interest rates are weighted average interest rates primarily related to various foreign credit facilities with customary terms and conditions.
(2)
Includes $1 million of non-cash financing additions during the six months ended June 30, 2024, and $17 million of non-cash financing additions during the twelve months ended December 31, 2023.

NOTES

At June 30, 2024, we had $5,555 million of outstanding notes, compared to $5,571 million at December 31, 2023.

On July 23, 2024, we called for redemption of $300 million in aggregate principal amount of our outstanding 9.5% Senior Notes due 2025 on August 7, 2024 (the “Redemption Date”). The redemption price will be equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest thereon to the Redemption Date.

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

Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under the facility and our subsidiaries' obligations under the related guarantees are secured by first priority security interests in a variety of collateral. Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks in an amount not to exceed $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion. As of June 30, 2024, our borrowing base was above the facility's stated amount of $2.75 billion.

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

At June 30, 2024, we had $815 million of borrowings and $1 million of letters of credit issued under the revolving credit facility. At December 31, 2023, we had $385 million of borrowings and $1 million of letters of credit issued under the revolving credit facility.

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

At June 30, 2024, there were no borrowings outstanding under the German tranche, $241 million (€225 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility. At December 31, 2023, we had no borrowings and no letters of credit outstanding under the European revolving credit facility.

Potential Future Financings

On July 22, 2024, we entered into a commitment letter (the “Commitment Letter”) to provide us a 364-day senior unsecured committed credit facility in an aggregate principal amount not to exceed $500 million (the “Committed Credit Facility”). If drawn, borrowings under the Committed Credit Facility would be required to be used solely to redeem our 9.5% Senior Notes Due 2025 (the “Notes”) that would remain outstanding subsequent to the partial redemption of $300 million of the Notes.

Prior to any funding under the Committed Credit Facility, the aggregate commitments under the Commitment Letter for the Committed Credit Facility would be reduced by the amount of any proceeds received by us in respect of certain asset sales and by the amount of any Notes redeemed, repurchased or otherwise repaid by us after the date of the Commitment Letter (other than the partial redemption of $300 million of the Notes). The commitments of the lenders under the Commitment Letter are subject to the execution and delivery of definitive documentation with respect to the Committed Credit Facility and other customary conditions. The Commitment Letter will terminate on the earliest of (i) the redemption, repurchase or other repayment of all of the Notes without the funding of the Committed Credit Facility, (ii) the execution and delivery of the Committed Credit Facility, (iii) our election to terminate the Commitment Letter, or (iv) June 2, 2025 (the final payment date for the Notes).

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

At June 30, 2024, the amounts available and utilized under this program totaled $204 million (€190 million). At December 31, 2023, the amounts available and utilized under this program totaled $244 million (€221 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

For a description of the collateral securing the credit facilities described above as well as the covenants applicable to them, refer to Note to the Consolidated Financial Statements No. 16, Financing Arrangements and Derivative Financial Instruments, in our 2023 Form 10-K.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At June 30, 2024, the gross amount of receivables sold was $656 million, compared to $693 million at December 31, 2023.

Supplier Financing

We have entered into supplier finance programs with several financial institutions. Under these programs, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers. We agree to pay the financial institutions the stated amount of the confirmed invoices from the designated suppliers on the original due dates of the invoices. Invoice payment terms can be up to 120 days based on industry norms for the specific item purchased. We do not pay any fees to the financial institutions and we do not pledge any assets as security or provide other forms of guarantees for these programs. These programs allow our suppliers to sell their receivables to the financial institutions at the sole discretion of the suppliers and the financial institutions on terms that are negotiated among them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under these programs. The amounts available under these programs were $841 million and $892 million at June 30, 2024 and December 31, 2023, respectively. The amounts confirmed to the financial institutions were $672 million and $580 million at June 30, 2024 and December 31, 2023, respectively, and are included in Accounts Payable — Trade in our Consolidated Balance Sheets. All activity related to these obligations is presented within operating activities on the Consolidated Statements of Cash Flows.

Other Foreign Credit Facilities

A Mexican subsidiary and a U.S. subsidiary have a revolving credit facility in Mexico. At June 30, 2024, the amounts available and utilized under this facility were $200 million. At December 31, 2023, the amounts available and utilized under this facility were $200 million and $84 million, respectively. The facility matures on November 22, 2026, has covenants relating to the Mexican and U.S. subsidiaries and has customary representations and warranties and defaults relating to the Mexican and U.S. subsidiaries' ability to perform their respective obligations under the facility.

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

The following table presents the total amounts available and utilized under the Chinese financing arrangements:

	June 30,	December 31,
(In millions)	2024	2023
Total available	$964	$937
Amounts utilized:
Notes Payable and Overdrafts	$84	$15
Long Term Debt due Within One Year	127	54
Long Term Debt	54	120
Letters of credit, bank acceptances and other utilization	224	91
Total utilized	$489	$280

Maturities	7/24-8/28	2/24-8/28

Certain of these facilities can only be used to finance the expansion of one of our manufacturing facilities in China and the unused amount available under these facilities was $93 million at both June 30, 2024 and December 31, 2023.

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

The following table presents the fair values for foreign currency hedge contracts that do not meet the criteria to be accounted for as cash flow hedging instruments:

	June 30,	December 31,
(In millions)	2024	2023
Fair Values — Current asset (liability):
Accounts receivable	$21	$2
Other current liabilities	(9)	(27)

At June 30, 2024 and December 31, 2023, these outstanding foreign currency derivatives had notional amounts of $1,775 million and $1,930 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction gains on derivatives of $10 million and $45 million for the three and six months ended June 30, 2024. Other (Income) Expense included net transaction gains on derivatives of $6 million and $4 million for the three and six months ended June 30, 2023. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.

The following table presents fair values for foreign currency hedge contracts that meet the criteria to be accounted for as cash flow hedging instruments:

	June 30,	December 31,
(In millions)	2024	2023
Fair Values — Current asset (liability):
Accounts receivable	$—	$—
Other current liabilities	—	(2)

At June 30, 2024 and December 31, 2023, these outstanding foreign currency derivatives had no notional amount and $27 million, respectively, and primarily related to U.S. dollar denominated intercompany transactions. Based on our current forecasts, we believe that it is probable that the underlying hedge transactions will occur within an appropriate time frame in order to continue to qualify for cash flow hedge accounting treatment.

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

The following table presents the classification of changes in fair values of foreign currency contracts that meet the criteria to be accounted for as cash flow hedging instruments (before tax and minority):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2024	2023	2024	2023
Amount of gains (losses) deferred to Accumulated Other Comprehensive Loss ("AOCL")	$—	$(2)	$—	$(4)
Reclassification adjustment for amounts recognized in Cost of Goods Sold ("CGS")	—	—	1	—

No net deferred losses at June 30, 2024 are expected to be reclassified to earnings within the next twelve months.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheets at June 30, 2024 and December 31, 2023:

	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2024	2023	2024	2023	2024	2023	2024	2023
Assets:
Investments	$20	$19	$20	$19	$—	$—	$—	$—
Foreign Exchange Contracts	21	2	—	—	21	2	—	—
Total Assets at Fair Value	$41	$21	$20	$19	$21	$2	$—	$—

Liabilities:
Foreign Exchange Contracts	$9	$29	$—	$—	$9	$29	$—	$—
Total Liabilities at Fair Value	$9	$29	$—	$—	$9	$29	$—	$—

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding finance leases, at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
(In millions)	2024	2023
Fixed Rate Debt:(1)
Carrying amount — liability	$5,716	$5,720
Fair value — liability	5,459	5,488

Variable Rate Debt:(1)
Carrying amount — liability	$2,034	$1,292
Fair value — liability	1,998	1,286
(1)
Excludes Notes Payable and Overdrafts of $462 million and $344 million at June 30, 2024 and December 31, 2023, respectively, of which $251 million and $111 million, respectively, are at fixed rates and $211 million and $233 million, respectively, are at variable rates. The carrying value of Notes Payable and Overdrafts approximates fair value due to the short term nature of the facilities.

Long term debt with fair values of $5,265 million and $5,301 million at June 30, 2024 and December 31, 2023, respectively, were estimated using quoted Level 1 market prices. The carrying value of the remaining debt was based upon internal estimates of fair value derived from market prices for similar debt.

NOTE 10. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS

We provide employees with defined benefit pension or defined contribution savings plans.

Defined benefit pension cost follows:

	U.S.		U.S.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2024	2023	2024	2023
Service cost	$2	$2	$4	$4
Interest cost	43	52	87	101
Expected return on plan assets	(52)	(60)	(104)	(118)
Amortization of net losses	24	24	48	49
Net periodic pension cost	$17	$18	$35	$36
Net curtailments/settlements/termination benefits	—	33	(5)	33
Total defined benefit pension cost	$17	$51	$30	$69

	Non-U.S.		Non-U.S.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2024	2023	2024	2023
Service cost	$4	$4	$9	$9
Interest cost	26	27	53	54
Expected return on plan assets	(22)	(23)	(45)	(46)
Amortization of prior service cost	1	1	1	1
Amortization of net losses	5	4	10	9
Net periodic pension cost	$14	$13	$28	$27
Net curtailments/settlements/termination benefits	—	3	—	3
Total defined benefit pension cost	$14	$16	$28	$30

Service cost is recorded in CGS or SAG. Other components of net periodic pension cost are recorded in Other (Income) Expense. Net curtailments, settlements and termination benefits, if any, are recorded in Other (Income) Expense or Rationalizations if related to a rationalization plan.

In the first six months of 2024, a pension settlement credit of $5 million was recorded in Other (Income) Expense. The settlement credit resulted from a premium refund related to the purchase of a group annuity contract for the Cooper Tire U.S. Salaried defined benefit pension plan described below.

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

We also provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Other postretirement benefits expense for the three months ended June 30, 2024 and 2023 was $2 million for each period and for the six months ended June 30, 2024 and 2023 was $4 million for each period.

We expect to contribute $25 million to $35 million to our funded non-U.S. pension plans in 2024. For the three and six months ended June 30, 2024, we contributed $7 million and $16 million, respectively, to our non-U.S. plans.

The expense recognized for our contributions to defined contribution savings plans for the three months ended June 30, 2024 and 2023 was $33 million and $32 million, respectively, and for the six months ended June 30, 2024 and 2023 was $70 million and $67 million, respectively.

NOTE 11. STOCK COMPENSATION PLANS

Our Board of Directors granted 1.9 million restricted stock units and 1.2 million performance share units during the six months ended June 30, 2024 under our stock compensation plans. We measure the fair value of grants of restricted stock units and performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $12.40 for restricted stock units and $11.45 for performance share units granted during the six months ended June 30, 2024.

We recognized stock-based compensation expense of $6 million and $9 million during the three and six months ended June 30, 2024, respectively. At June 30, 2024, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $32 million and is expected to be recognized over the remaining vesting period of the respective grants, through the second quarter of 2027. We recognized stock-based compensation expense of $11 million and $16 million during the three and six months ended June 30, 2023, respectively.

NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters

We have recorded liabilities totaling $84 million and $80 million at June 30, 2024 and December 31, 2023, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $25 million and $27 million were included in Other Current Liabilities at June 30, 2024 and December 31, 2023, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.

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

Workers’ Compensation

We have recorded liabilities, on a discounted basis, totaling $171 million and $167 million for anticipated costs related to workers’ compensation at June 30, 2024 and December 31, 2023, respectively. Of these amounts, $34 million and $37 million were included in Current Liabilities as part of Compensation and Benefits at June 30, 2024 and December 31, 2023, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At June 30, 2024 and December 31, 2023, the liability was discounted using a risk-free rate of return. At June 30, 2024, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $20 million.

General and Product Liability and Other Litigation

We have recorded liabilities for both asserted and unasserted claims totaling $427 million and $438 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at June 30, 2024 and December 31, 2023, respectively. Of these amounts, $62 million and $46 million were included in Other Current Liabilities at June 30, 2024 and December 31, 2023, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at June 30, 2024, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.

We have recorded an indemnification asset within Other Assets of $4 million for Sumitomo Rubber Industries, Ltd.'s ("SRI") obligation to indemnify us for certain product liability claims related to products manufactured by a formerly consolidated joint venture entity, subject to certain caps and restrictions.

Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and federal courts. To date, we have disposed of approximately 160,500 claims by defending, obtaining the dismissal thereof, or entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $587 million through June 30, 2024 and $580 million through December 31, 2023.

A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by settlement or dismissal in large numbers, the amount and timing of filings, settlements and dismissals and the number of open claims during a particular period can fluctuate significantly.

	Six Months Ended	Year Ended
(Dollars in millions)	June 30, 2024	December 31, 2023
Pending claims, beginning of period	35,800	37,200
New claims filed	450	900
Claims settled/dismissed	(600)	(2,300)
Pending claims, end of period	35,650	35,800
Payments(1)	$6	$15
(1)
Represents cash payments made during the period by us and our insurers for asbestos litigation defense and claim resolution.

We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $121 million and $120 million at June 30, 2024 and December 31, 2023, respectively. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future may result in an increase in the recorded obligation, and that increase could be significant.

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

We recorded an insurance receivable related to asbestos claims of $65 million and $66 million at June 30, 2024 and December 31, 2023, respectively. We expect that approximately 55% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $10 million were included in Current Assets as part of Accounts Receivable at both June 30, 2024 and December 31, 2023. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.

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

Binding Commitments and Guarantees

We have off-balance sheet financial guarantees and other commitments totaling $32 million and $31 million at June 30, 2024 and December 31, 2023, respectively. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. We generally do not require collateral in connection with the issuance of these guarantees.

In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of $46 million to an insurance company related to SRI's obligation to pay certain outstanding workers' compensation claims of a formerly consolidated joint venture entity. As of June 30, 2024, this guarantee amount has been reduced to $18 million. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to continue to decrease over time as the formerly consolidated joint venture entity pays its outstanding claims.

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

We have an agreement to provide a revolving loan commitment to TireHub. During the first quarter of 2024, the revolving loan commitment increased from $100 million to $130 million. At June 30, 2024, $113 million was drawn on this commitment, which includes $2 million of interest. At December 31, 2023, $96 million was drawn on this commitment, which includes $2 million of interest.

NOTE 13. CAPITAL STOCK

Common Stock Repurchases

We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During the first six months of 2024, we did not repurchase any shares from employees.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present changes in AOCL, by component, for the six months ended June 30, 2024 and 2023, after tax and minority interest.

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) from Securities	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2023	$(1,613)	$1	$(2,224)	$1	$(3,835)
Other comprehensive income (loss) before reclassifications	(55)	—	10	—	(45)
Amounts reclassified from accumulated other comprehensive loss	—	—	37	1	38
Balance at June 30, 2024	$(1,668)	$1	$(2,177)	$2	$(3,842)

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) from Securities	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2022	$(1,663)	$1	$(2,215)	$2	$(3,875)
Other comprehensive income (loss) before reclassifications	31	—	11	(4)	38
Amounts reclassified from accumulated other comprehensive loss	—	—	69	—	69
Balance at June 30, 2023	$(1,632)	$1	$(2,135)	$(2)	$(3,768)

The following table presents reclassifications out of AOCL:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(In millions) (Income) Expense	Amount Reclassified		Amount Reclassified		Affected Line Item in the Consolidated
Component of AOCL	from AOCL		from AOCL		Statements of Operations
Amortization of prior service cost and unrecognized gains and losses	$26	$26	$54	$54	Other (Income) Expense
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures	—	36	(5)	36	Other (Income) Expense / Rationalizations
Unrecognized net actuarial losses and prior service costs, before tax	26	62	49	90
Tax effect	(6)	(14)	(12)	(21)	United States and Foreign Taxes
Net of tax	$20	$48	$37	$69	Goodyear Net Income (Loss)

Deferred derivative (gains) losses, before tax	$—	$—	$1	$—	Cost of Goods Sold
Tax effect	—	—	—	—	United States and Foreign Taxes
Net of tax	$—	$—	$1	$—	Goodyear Net Income (Loss)
Total reclassifications	$20	$48	$38	$69	Goodyear Net Income (Loss)

The following table presents the details of comprehensive income (loss) attributable to minority shareholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2024	2023	2024	2023
Net Income (Loss) Attributable to Minority Shareholders	$(5)	$—	$(6)	$2
Other Comprehensive Income (Loss):
Foreign currency translation	(1)	(1)	(4)	2
Other Comprehensive Income (Loss)	$(1)	$(1)	$(4)	$2
Comprehensive Income (Loss) Attributable to Minority Shareholders	$(6)	$(1)	$(10)	$4

NOTE 15. SUBSEQUENT EVENTS

On July 22, 2024, we signed a definitive agreement to sell our off-the-road ("OTR") tire business to The Yokohama Rubber Company, Limited ("Yokohama") for $905 million in cash, subject to certain adjustments. Pursuant to a product supply agreement to be entered into with Yokohama in connection with the closing of the transaction, we will manufacture certain OTR tires for Yokohama at some of our manufacturing facilities for an initial period of up to five years after the closing of the transaction. The transaction is subject to regulatory approvals, other customary closing conditions and consultations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All per share amounts are diluted and refer to Goodyear net income (loss).

OVERVIEW

The Goodyear Tire & Rubber Company (the "Company," "Goodyear," "we," "us" or "our") is one of the world’s leading manufacturers of tires, with one of the most recognizable brand names in the world and operations in most regions of the world. We have a broad global footprint with 54 manufacturing facilities in 21 countries, including the United States. We operate our business through three operating segments representing our regional tire businesses: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific.

Results of Operations

On November 15, 2023, we announced a transformation plan, Goodyear Forward, that is intended to optimize our portfolio of products, deliver segment operating margin expansion and reduce our leverage in order to drive sustainable, long-term shareholder value creation. Optimization of our portfolio consists of a strategic review of three major asset groups: our chemical operations which produces synthetic rubber and other chemical products in our Americas segment, the Dunlop brand for which we own rights in certain markets throughout the world, but is primarily used in our EMEA segment, and our off-the-road tire business. Our plans for margin expansion include brand optimization and tiering to capitalize on premium tire pricing and volume and a reduction of our overall exposure related to lower-tiered products either through margin expansion or product line rationalization. Our plans for margin expansion also include a reduction of our cost structure by $1 billion, including actions related to our manufacturing footprint, plant optimization, further improvement of our purchasing leverage, reduction of Selling, Administrative and General expenses (“SAG”) and improvements in our supply chain planning and logistics. We anticipate the accumulated benefit of these actions will improve our segment operating margin to approximately 10% by the end of 2025. During the three and six months ended June 30, 2024, the Goodyear Forward plan provided $90 million and $162 million, respectively, in benefits to segment operating income.

On July 22, 2024, we signed a definitive agreement to sell our off-the-road ("OTR") tire business to The Yokohama Rubber Company, Limited ("Yokohama") for $905 million in cash, subject to certain adjustments. Pursuant to a product supply agreement to be entered into with Yokohama in connection with the closing of the transaction, we will manufacture certain OTR tires for Yokohama at some of our manufacturing facilities for an initial period of up to five years after the closing of the transaction. The transaction is subject to regulatory approvals, other customary closing conditions and consultations and is expected to close by early 2025.

Our tire manufacturing facility in Debica, Poland (“Debica”) continues to recover from a fire in the third quarter of 2023 and full ramp-up is expected in the third quarter of 2024. During the three and six months ended June 30, 2024, we received a benefit of $43 million ($30 million after-tax and minority) and $29 million ($19 million after-tax and minority), respectively, from insurance recoveries, net of fixed costs incurred during the ramp-up of the facility.

Our results for the second quarter of 2024 include a 1.7% decrease in tire unit shipments compared to 2023, primarily due to lower global replacement tire volume, partially offset by growth in OE. In the second quarter of 2024, we experienced approximately $59 million of inflationary cost pressures, which were partially offset by lower costs of $34 million, excluding the impact of Goodyear Forward.

Net sales in the second quarter of 2024 were $4,570 million, compared to $4,867 million in the second quarter of 2023. Net sales decreased in 2024 primarily due to lower tire volume in Americas, partially offset by higher tire volume in Asia Pacific, global declines in price and product mix and the negative impact of changes in foreign exchange rates in EMEA and Asia Pacific, driven by the strengthening of the U.S. dollar. These decreases were partially offset by sales lost during the second quarter of 2023 due to a storm at our tire manufacturing facility in Tupelo, Mississippi ("Tupelo") and higher sales in other tire-related businesses, primarily due to higher third-party chemical sales in Americas.

In the second quarter of 2024, Goodyear net income was $85 million, or $0.30 per share, compared to Goodyear net loss of $208 million, or $0.73 per share, in the second quarter of 2023. The change in Goodyear net income was primarily due to higher segment operating income, which included the impact of insurance recoveries, higher other income, primarily due to lower pension expense and higher net gains on asset sales, and lower rationalization charges, partially offset by execution costs related to Goodyear Forward, including accelerated depreciation and accelerated lease costs related to announced facility closures and third-party consulting costs, and higher U.S. and Foreign Tax Expense as a result of improved operating results. Additionally, our results in the second quarter of 2023 included the impact of a severe storm at Tupelo, estimated to negatively impact earnings by $64 million ($52 million after-tax and minority).

Total segment operating income for the second quarter of 2024 was $339 million, compared to $124 million in the second quarter of 2023. The $215 million increase was primarily due to lower raw material costs of $160 million, benefits from the Goodyear Forward plan of $90 million, $50 million related to the 2023 negative impact of the Tupelo storm, a benefit from insurance recoveries related to the Debica fire of $50 million, partially offset by the continued impact of the fire on Debica fixed cost absorption during ramp-up of $7 million, and a benefit of $20 million from insurance proceeds for business interruptions resulting from storm damage events in prior years. These increases were partially offset by higher conversion costs of $67 million, driven by the effect of lower tire production on fixed cost absorption and inflation, declines in price and product mix of $59 million, primarily in Americas and EMEA, and lower tire volume of $41 million, primarily in Americas. Refer to "Results of Operations — Segment Information" for additional information.

Net sales in the first six months of 2024 were $9,107 million, compared to $9,808 million in the first six months of 2023. Net sales decreased in 2024 primarily due to lower tire volume in Americas and EMEA, partially offset by higher tire volume in Asia Pacific, global declines in price and product mix and the negative impact of changes in foreign exchange rates in EMEA and Asia Pacific, driven by the strengthening of the U.S. dollar, partially offset by sales lost during the first half of 2023 due to the Tupelo storm.

In the first six months of 2024, Goodyear net income was $28 million, or $0.10 per share, compared to Goodyear net loss of $309 million, or $1.08 per share, in the first six months of 2023. The change in Goodyear net income was primarily due to higher segment operating income, which included the impact of insurance recoveries, higher other income, primarily due to lower pension expense and higher net gains on asset sales, and lower rationalization charges. These decreases were partially offset by execution costs related to Goodyear Forward, including accelerated depreciation and accelerated lease costs related to announced facility closures and third-party consulting costs, and higher U.S. and Foreign Tax Expense as a result of improved operating results. Additionally, our results in the first half of 2023 included the impact of the Tupelo storm, estimated to negatively impact earnings by $64 million ($52 million after-tax and minority).

Total segment operating income for the first six months of 2024 was $586 million, compared to $249 million in the first six months of 2023. The $337 million increase was primarily due to lower raw material costs of $421 million, benefits from the Goodyear Forward plan of $162 million, lower transportation costs of $87 million, $50 million related to the 2023 negative impact of the Tupelo storm, a benefit from insurance recoveries related to the Debica fire of $50 million, partially offset by the continued impact of the fire on Debica fixed cost absorption during ramp-up of $18 million, a benefit of $20 million from insurance proceeds for business interruptions resulting from storm damage events in prior years, and a favorable $8 million tax item in Brazil. These increases were partially offset by declines in price and product mix of $193 million, primarily in Americas and EMEA, increased conversion costs of $169 million driven by inflation and the effect of lower tire production on fixed cost absorption, and lower tire volume of $69 million, primarily in Americas and EMEA. Refer to "Results of Operations — Segment Information" for additional information.

Liquidity

At June 30, 2024, we had $789 million of cash and cash equivalents as well as $3,227 million of unused availability under our various credit agreements, compared to $902 million and $4,247 million, respectively, at December 31, 2023. The decrease in cash and cash equivalents of $113 million was primarily due to net cash used for operating activities of $518 million, capital expenditures of $634 million and loans to TireHub LLC ("TireHub") of $17 million, partially offset by net borrowings of $919 million, proceeds from asset dispositions and sale and leaseback transactions of $124 million, primarily from the sale of a distribution center in Germany and sale and leaseback of a warehouse in Americas, and insurance recoveries of $37 million for the replacement of equipment damaged in the Debica fire. Net cash used for operating activities reflects cash used for working capital of $788 million and rationalization payments of $105 million, as well as the Company's net income for the period of $22 million, which includes non-cash charges for depreciation and amortization of $546 million, net rationalization charges of $41 million and a non-cash gain on asset sales of $94 million. Refer to "Liquidity and Capital Resources" for additional information.

Outlook

Our unit volume will be affected by weaker underlying industry trends, including high distribution channel inventories of low-end imported products in the U.S. and Europe and lower OE production levels. We expect our global tire unit volume in the third quarter of 2024 to be lower compared to the third quarter of 2023 by approximately 4%. We also expect unabsorbed overhead to be approximately $30 million higher in the third quarter of 2024 compared to the third quarter of 2023 due to lower production in the second quarter of 2024.

As we continue to make progress on our Goodyear Forward transformation plan, we expect third quarter benefits from the program of approximately $120 million in segment operating income, and full year benefits of approximately $425 million.

We expect approximately $50 million of higher price and product mix to offset approximately $50 million of raw materials headwinds in the third quarter of 2024 compared to the third quarter of 2023. For the full year of 2024, we expect our raw material costs to be approximately $260 million lower than in 2023. Natural and synthetic rubber prices and other commodity prices historically have been volatile, and our raw material costs could change based on future cost fluctuations and changes in foreign exchange rates. We continue to focus on price and product mix, to substitute lower cost materials where possible, to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials to minimize the impact of higher raw material costs.

We expect non-raw material inflation and other costs to be approximately $60 million higher in the third quarter of 2024 when compared with the third quarter of 2023. We continue to focus on actions to offset costs other than raw materials through cost savings initiatives, including initiatives related to the Goodyear Forward plan, rationalization actions, and improvements in price and product mix.

For the full year of 2024, we continue to expect working capital to be flat as compared to 2023. We anticipate our capital expenditures to be approximately $1,250 million, excluding approximately $50 million of capital expenditures covered by insurance. We anticipate our cash flows will include rationalization payments of approximately $300 million, as we continue to implement elements of our Goodyear Forward plan to improve our cost structure.

Refer to "Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q and in the 2023 Form 10-K for a discussion of the factors that may impact our business, results of operations, financial condition or liquidity and "Forward-Looking Information — Safe Harbor Statement" in this Quarterly Report on Form 10-Q for a discussion of our use of forward-looking statements.

RESULTS OF OPERATIONS

CONSOLIDATED

Three Months Ended June 30, 2024 and 2023

Net sales in the second quarter of 2024 were $4,570 million, decreasing $297 million, or 6.1%, from $4,867 million in the second quarter of 2023. Goodyear net income was $85 million, or $0.30 per share, in the second quarter of 2024, compared to Goodyear net loss of $208 million, or $0.73 per share, in the second quarter of 2023.

Net sales decreased in the second quarter of 2024 primarily due to lower tire volume of $216 million, representing lower tire volume in Americas, partially offset by higher tire volume in Asia Pacific, global declines in price and product mix of $134 million and the negative impact of changes in foreign exchange rates of $59 million, primarily in EMEA and Asia Pacific, driven by the strengthening of the U.S. dollar, partially offset by $77 million of sales lost during the second quarter of 2023 due to the Tupelo storm and higher sales in other tire-related businesses of $21 million, primarily due to increased third-party chemical sales in Americas.

Worldwide tire unit sales in the second quarter of 2024 were 40.1 million units, decreasing 0.7 million units, or 1.7%, from 40.8 million units in the second quarter of 2023. Replacement tire volume decreased globally by 2.0 million units, or 6.7%. OE tire volume increased globally by 1.3 million units, or 12.8%.

Cost of Goods Sold ("CGS") in the second quarter of 2024 was $3,622 million, decreasing $501 million, or 12.2%, from $4,123 million in the second quarter of 2023. CGS decreased primarily due to lower tire volume of $175 million, lower raw material costs of $160 million, lower global mix of $75 million, savings related to the Goodyear Forward plan of $61 million, foreign currency translation of $51 million, primarily in EMEA and Asia Pacific, a benefit from insurance recoveries related to the Debica fire of $50 million, partially offset by the continued impact of the fire on Debica fixed cost absorption during ramp-up of $7 million, lower transportation costs of $38 million and a benefit of $20 million ($15 million after-tax and minority) from insurance proceeds for property damage and business interruptions resulting from storm damage events in prior years. These decreases were partially offset by higher conversion costs of $67 million driven by the effect of lower tire production on fixed cost absorption and inflation, an increase in accelerated depreciation and asset write-offs of $21 million primarily related to the announced plant closures in Asia Pacific and EMEA and a $3 million ($3 million after-tax and minority) charge related to a flood in South Africa. CGS in the second quarter of 2023 included a $5 million ($4 million after-tax and minority) benefit related to the reversal of a portion of the estimated cleanup costs associated with the permanent closure of our Gadsden, Alabama tire manufacturing facility (“Gadsden”).

CGS in the second quarter of 2024 and 2023 included pension expense of $4 million for each period. CGS in the second quarter of 2024 included $6 million of incremental savings from rationalization plans. CGS was 79.3% of sales in the second quarter of 2024, compared to 84.7% in the second quarter of 2023.

SAG in the second quarter of 2024 was $731 million, increasing $23 million, or 3.2%, from $708 million in the second quarter of 2023. SAG increased primarily due to an increase in costs associated with the Goodyear Forward plan of $40 million ($30 million after-tax and minority), primarily related to third-party advisory, legal and consulting fees and costs associated with planned asset sales, and an increase in accelerated lease costs and asset write-offs of $11 million. These increases were partially offset by savings related to the Goodyear Forward plan of $16 million and foreign currency translation of $8 million.

SAG in the second quarter of 2024 and 2023 included pension expense of $2 million for each period. SAG in the second quarter of 2024 included $13 million of incremental savings from rationalization plans, compared to $12 million in 2023. SAG was 16.0% of sales in the second quarter of 2024, compared to 14.5% in the second quarter of 2023.

We recorded net rationalization charges of $19 million ($15 million after-tax and minority) in the second quarter of 2024 and $72 million ($58 million after-tax and minority) in the second quarter of 2023. Net rationalization charges in the second quarter of 2024 primarily related to the plan to open a new shared services center in Costa Rica, the plan to close our Fulda, Germany tire manufacturing facility (“Fulda”) and our Fürstenwalde, Germany tire manufacturing facility (“Fürstenwalde”) and closure of Cooper Tire's Melksham, United Kingdom tire manufacturing facility ("Melksham"), partially offset by reversals related our rationalization and workforce reorganization plan in EMEA due to voluntary attrition. Net rationalization charges in the second quarter of 2023 primarily related to the plan to close Fulda and the plan to reduce global operations and technology costs. For further information, refer to Note to the Consolidated Financial Statements No. 3, Costs Associated with Rationalization Programs.

CGS and SAG in the second quarter of 2024 included $43 million ($34 million after-tax and minority) of asset write-offs, accelerated depreciation and accelerated lease charges, primarily related to plant closures in Asia Pacific and EMEA and the exit of our retail operations in Australia and New Zealand. CGS and SAG in the second quarter of 2023 included $11 million ($10 million after-tax and minority) of accelerated depreciation and asset write-offs related to rationalization activities, primarily related to the integration of Cooper Tire and closure of Melksham.

Interest expense in the second quarter of 2024 was $130 million, decreasing $8 million, or 5.8%, from $138 million in the second quarter of 2023. The average interest rate was 6.21% in the second quarter of 2024 compared to 6.19% in the second quarter of 2023. The average debt balance was $8,371 million in the second quarter of 2024 compared to $8,911 million in the second quarter of 2023.

Other (Income) Expense in the second quarter of 2024 was $72 million of income, compared to $36 million of expense in the second quarter of 2023. The change in Other (Income) Expense was primarily due net gains on asset and other sales of $96 million ($68 million after-tax and minority) in the second quarter of 2024, primarily due to the sale of distribution centers in EMEA and Americas, compared to net gains on asset and other sales of $51 million ($37 million after-tax and minority) in 2023, primarily related to a sale and leaseback transaction in Americas. Additionally, there were no pension settlement charges in the second quarter of 2024 compared to pension settlement charges of $36 million ($28 million after-tax and minority) in the second quarter of 2023. Also contributing to the change is a net foreign exchange gain of $4 million in the second quarter of 2024 compared to net foreign exchange losses of $29 million in the second quarter of 2023, which were driven by the weakening of the Turkish lira and Argentine peso. Other expense in the second quarter of 2023 also included $4 million ($2 million after-tax and minority) of expense in 2023 for non-indemnified costs for product liability claims related to products manufactured by a formerly consolidated joint venture entity.

For the second quarter of 2024, we recorded income tax expense of $60 million on income before income taxes of $140 million. In the second quarter of 2023, we recorded an income tax benefit of $2 million on a loss before income taxes of $210 million. Income tax benefit for the three months ended June 30, 2023 includes net discrete tax expense of $2 million ($2 million after minority interest).

We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for both the three months ended June 30, 2024 and 2023 primarily relates to losses in foreign jurisdictions in which no tax benefits are recorded and the discrete items noted above.

For further information regarding income taxes and the realizability of our deferred tax assets, including our foreign tax credits, refer to Note to the Consolidated Financial Statements No. 5, Income Taxes.

Minority shareholders’ net loss in the second quarter of 2024 was $5 million, primarily due to the plan to permanently close our Malaysia tire manufacturing facility, compared to breakeven in the second quarter of 2023.

Six Months Ended June 30, 2024 and 2023

Net sales in the first six months of 2024 were $9,107 million, decreasing $701 million, or 7.1%, from $9,808 million in the first six months of 2023. Goodyear net income was $28 million, or $0.10 per share, in the first six months of 2024, compared to Goodyear net loss of $309 million, or $1.08 per share, in the first six months of 2023.

Net sales decreased in the first six months of 2024 primarily due to lower tire volume of $403 million, representing lower tire volume in Americas and EMEA, partially offset by higher tire volume in Asia Pacific, global declines in price and product mix of $296 million and the negative impact of changes in foreign exchange rates of $95 million in EMEA and Asia Pacific, driven by the strengthening of the U.S. dollar, partially offset by $77 million of sales lost during the first half of 2023 due to the Tupelo storm.

Worldwide tire unit sales in the first six months of 2024 were 80.5 million units, decreasing 2.1 million units, or 2.5%, from 82.6 million units in the first six months of 2023. Replacement tire volume decreased globally by 4.3 million units, or 7.1%. OE tire volume increased globally by 2.2 million units, or 10.8%.

CGS in the first six months of 2024 was $7,337 million, decreasing $979 million, or 11.8%, from $8,316 million in the first six months of 2023. CGS decreased primarily due to lower raw material costs of $421 million, lower tire volume of $334 million, savings related to the Goodyear Forward plan of $117 million, lower global mix of $103 million, lower transportation costs of $87 million, foreign currency translation of $81 million, primarily in EMEA and Asia Pacific, a benefit from insurance recoveries related to the Debica fire of $50 million, partially offset by the continued impact of the fire on Debica fixed cost absorption during ramp-up and other property damage of $21 million, a benefit of $20 million ($15 million after-tax and minority) from insurance proceeds for business interruptions resulting from storm damage events in prior years, and a favorable $8 million ($6 million after-tax and minority) tax item in Brazil. These decreases were partially offset by higher conversion costs of $169 million driven by inflation and the effect of lower tire production on fixed cost absorption and an increase in accelerated depreciation and asset write-offs of $53 million primarily related to the announced plant closures in Asia Pacific and EMEA and closure of a development center in the U.S. CGS in the first six months of 2024 includes a $3 million ($3 million after-tax and minority) charge related to a flood in South Africa. CGS in the first six months of 2023 included a $5 million ($4 million after-tax and minority) benefit related to the reversal of a portion of the estimated cleanup costs associated with Gadsden and the favorable impact of a successful legal claim of $3 million ($3 million after-tax and minority) related to a 2005 warehouse fire in Spain.

CGS in the first six months of 2024 and 2023 included pension expense of $7 million and $8 million, respectively. CGS in the first six months of 2024 included $9 million of incremental savings from rationalization plans. CGS was 80.6% of sales in the first six months of 2024, compared to 84.8% in the first six months of 2023.

SAG in the first six months of 2024 was $1,427 million, increasing $55 million, or 4.0%, from $1,372 million in the first six months of 2023. SAG increased primarily due to an increase in costs associated with the Goodyear Forward plan of $67 million ($51 million after-tax and minority), primarily related to third-party advisory, legal and consulting fees and costs associated with planned asset sales, and an increase in accelerated lease costs and asset write-offs of $28 million. These increases were partially offset by savings related to the Goodyear Forward plan of $24 million, foreign currency translation of $12 million and other reductions in wages and benefits of $12 million.

SAG in the first six months of 2024 and 2023 included pension expense of $6 million and $5 million, respectively. SAG in the first six months of 2024 included $27 million of incremental savings from rationalization plans, compared to $22 million in 2023. SAG was 15.7% of sales in the first six months of 2024, compared to 14.0% in the first six months of 2023.

We recorded net rationalization charges of $41 million ($31 million after-tax and minority) in the first six months of 2024 and $104 million ($84 million after-tax and minority) in the first six months of 2023. Net rationalization charges in the first six months of 2024 primarily related to the closure of Malaysia, the plan to open a new shared services center in Costa Rica, the announced closures of Fulda and Fürstenwalde and the closure of Melksham, partially offset by reversals related to our rationalization and workforce reorganization plan in EMEA due to voluntary attrition. Net rationalization charges in the first six months of 2023 primarily related to the plan to close Fulda, the plan to streamline our EMEA distribution network and the plan to reduce global operations and technology costs. For further information, refer to Note to the Consolidated Financial Statements No. 3, Costs Associated with Rationalization Programs.

CGS and SAG in the first six months of 2024 included $94 million ($76 million after-tax and minority) of asset write-offs, accelerated depreciation and accelerated lease charges, primarily related to plant closures in Asia Pacific and EMEA, closure of a development center in the U.S. and the exit of our retail operations in Australia and New Zealand. CGS and SAG in the first six months of 2023 included $13 million ($10 million after-tax and minority) of accelerated depreciation and asset write-offs related to rationalization activities, primarily related to the integration of Cooper Tire and closure of Melksham.

Interest expense in the first six months of 2024 was $256 million, decreasing $9 million, or 3.4%, from $265 million in the first six months of 2023. The average interest rate was 6.28% in the first six months of 2024 compared to 6.11% in the first six months of 2023. The average debt balance was $8,158 million in the first six months of 2024 compared to $8,681 million in the first six months of 2023.

Other (Income) Expense in the first six months of 2024 was $42 million of income, compared to $61 million of expense in the first six months of 2023. The change in Other (Income) Expense was primarily due to net foreign exchange gains of $3 million in the first six months of 2024 compared to net foreign exchange losses of $41 million in the first six months of 2023, which were driven by the weakening of the Argentine peso and Turkish lira, and a pension settlement credit of $5 million ($4 million after-tax and minority) in the first six months of 2024 compared to pension settlement charges of $36 million ($28 after-tax and minority) in 2023. Additionally, the change in Other (Income) Expense reflects net gains on asset sales in the first six months of 2024 of $94 million ($66 million after-tax and minority), primarily related to the sale of distribution centers in EMEA and Americas, compared to a net gain on asset sales of $62 million ($46 million after-tax and minority) in 2023, primarily related to a sale and leaseback transaction in Americas, and a loss on the sale of receivables in Argentina of $8 million ($6 million after-tax and minority) in the first six months of 2024 compared to a loss on the sale of receivables in Argentina of $10 million ($9 million after-tax and minority) in the first six months of 2023. Other (Income) Expense for the first six months of 2024 also includes a favorable $2 million ($1 million after-tax and minority) tax item in Brazil. Other (Income) Expense in the first six months of 2023 also includes $15 million ($11 million after-tax and minority) of expense for non-indemnified costs for product liability claims related to products manufactured by a formerly consolidated joint venture entity, $11 million ($8 million after-tax and minority) of income related to a favorable court decision setting aside a previous unfavorable verdict on intellectual property-related legal claims, and $5 million ($5 million after-tax and minority) of income related to the write-off of accumulated foreign currency translation in Russia.

For the first six months of 2024, we recorded income tax expense of $66 million on income before income taxes of $88 million. Income tax expense for the six months ended June 30, 2024 was favorably impacted by a net discrete tax benefit of $1 million ($1 million after minority interest).

In the first six months of 2023, we recorded income tax benefit of $3 million on a loss before income taxes of $310 million. Income tax benefit for the six months ended June 30, 2023 was unfavorably impacted by net discrete tax expense of $3 million ($2 million after minority interest).

We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for both the six months ended June 30, 2024 and 2023 primarily relates to losses in foreign jurisdictions in which no tax benefits are recorded and the discrete items noted above.

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

At June 30, 2024 and December 31, 2023, we had approximately $1.3 billion and $1.2 billion of U.S. federal, state and local net deferred tax assets, respectively, inclusive of valuation allowances totaling $22 million in each period, primarily for state tax loss carryforwards with limited lives. As of June 30, 2024, approximately $1.1 billion of these U.S. net deferred tax assets had unlimited lives and approximately $200 million had limited lives, including $22 million of foreign tax credits, and the majority do not start to expire until 2031. As of December 31, 2023, approximately $1.0 billion of these U.S. net deferred tax assets had unlimited lives and approximately $200 million had limited lives, including $22 million of foreign tax credits, and the majority do not start to expire until 2031. In the U.S., as of December 31, 2023, we emerged from a three-year cumulative loss which was driven by business disruptions created by the COVID-19 pandemic. Our U.S. cumulative income for the three-years ended June 30, 2024 is primarily a result of gains from other comprehensive income rather than consistently profitable U.S. operating results. Our U.S. operating results for the first six months of 2024 have shown improvement when compared to the first six months of 2023.

In assessing our ability to utilize our net deferred tax assets, we primarily consider objectively verifiable evidence, including the improvement of our U.S. operating results during the first half of 2024 as a result of lower raw material and transportation costs and benefits from the Goodyear Forward plan compared to the first half of 2023. In addition, we consider our current forecasts of future profitability in assessing our ability to realize our deferred tax assets as well as the impact of tax planning strategies. These forecasts include the impact of recent trends and various macroeconomic factors such as the impact of raw material, transportation, labor and energy costs on our profitability. Our tax planning strategies include accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, repatriation of certain foreign royalty income, and other financing transactions, all of which would increase our domestic profitability.

We believe our improvement in U.S. operating results for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, as well as forecasts of future profitability, provide us sufficient positive evidence to conclude that it is more likely than not that, at June 30, 2024, our U.S. net deferred tax assets will be fully utilized. However, macroeconomic factors such as raw material, transportation, labor and energy costs possess a high degree of volatility and can significantly impact our profitability. In addition, certain tax provisions, such as the annual interest expense limitation under Section 163(j) of the Internal Revenue Code of 1986, if amended, could impact our analysis of the realizability of our U.S. deferred tax assets. If our U.S.

operating results significantly decline in the future, we may need to record a valuation allowance which could adversely impact our operating results. As such, we will closely monitor our U.S. operations as well as any tax law changes to assess the realizability of our U.S. deferred tax assets.

At June 30, 2024 and December 31, 2023, we also had approximately $1.5 billion of foreign net deferred tax assets and related valuation allowances of approximately $1.3 billion and $1.2 billion, respectively. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of approximately $1.0 billion on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances on our foreign deferred tax assets having a significant impact on our financial position or results of operations will exist within the next twelve months.

For further information regarding income taxes and the realizability of our deferred tax assets, including our foreign tax credits, refer to Note to the Consolidated Financial Statements No. 5, Income Taxes.

Minority shareholders’ net loss in the first six months of 2024 was $6 million, primarily due to the plan to permanently close our Malaysia tire manufacturing facility, compared to net income of $2 million in the first six months of 2023.

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

Total segment operating income for the second quarter of 2024 was $339 million, an increase of $215 million, or 173.4% from $124 million in the second quarter of 2023. Total segment operating margin in the second quarter of 2024 was 7.4%, compared to 2.5% in the second quarter of 2023. Total segment operating income for the first six months of 2024 was $586 million, an increase of $337 million, or 135.3%, from $249 million in the first six months of 2023. Total segment operating margin in the first six months of 2024 was 6.4%, compared to 2.5% in the first six months of 2023.

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

Americas

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2024	2023	Change	Percent Change	2024	2023	Change	Percent Change
Tire Units	19.6	20.8	(1.2)	(5.9)%	38.6	41.3	(2.7)	(6.7)%
Net Sales	$2,697	$2,939	$(242)	(8.2)%	$5,285	$5,806	$(521)	(9.0)%
Operating Income	241	103	138	134.0%	420	182	238	130.8%
Operating Margin	8.9%	3.5%			7.9%	3.1%

Three Months Ended June 30, 2024 and 2023

Americas unit sales in the second quarter of 2024 decreased 1.2 million units, or 5.9%, to 19.6 million units. Replacement tire volume decreased 1.4 million units, or 8.6%, primarily in our consumer business, driven by increased competitiveness in the U.S. from the lower tier market and the transitory impact from distribution changes in Latin America. OE tire volume increased 0.2 million units, or 6.7%, versus the second quarter of 2023.

Net sales in the second quarter of 2024 were $2,697 million, decreasing $242 million, or 8.2%, from $2,939 million in the second quarter of 2023. The decrease in net sales was primarily due to lower tire volume of $257 million and unfavorable price and product mix of $94 million. These decreases were partially offset by $77 million of sales lost during the second quarter of 2023 due to the Tupelo storm, increased sales in other tire-related businesses of $16 million, primarily due to higher third-party chemical sales, a $13 million benefit related to the Goodyear Forward plan, and favorable foreign currency translation of $3 million, primarily related to the strengthening of the Mexican peso.

Operating income in the second quarter of 2024 was $241 million, increasing $138 million, or 134.0%, from $103 million in the second quarter of 2023. The increase in operating income was due to lower raw material costs of $97 million, a $56 million benefit related to the Goodyear Forward plan, $50 million related to the 2023 negative impact of the Tupelo storm, lower transportation and imported tire costs of $43 million, a benefit of $20 million from insurance proceeds for property damage and business interruptions resulting from storm damage events in prior years, lower SAG of $8 million, and increased earnings in other tire-related businesses of $4 million, primarily due to higher third-party chemical earnings. These increases were partially offset by unfavorable price and product mix of $60 million, lower tire volume of $54 million, and higher conversion costs of $21 million, driven by inflation. Operating income for the second quarter of 2024 includes incremental SAG savings from rationalization plans of $12 million.

Operating income in the second quarter of 2024 excluded net gains on asset sales of $14 million, net rationalization charges of $11 million and asset write-offs, accelerated depreciation and accelerated lease charges of $2 million. Operating income in the second quarter of 2023 excluded net gains on asset sales of $60 million, asset write-offs and accelerated depreciation of $7 million and net rationalization charges of $3 million.

Six Months Ended June 30, 2024 and 2023

Americas unit sales in the first six months of 2024 decreased 2.7 million units, or 6.7%, to 38.6 million units. Replacement tire volume decreased 2.9 million units, or 8.9%, primarily in our consumer business, driven by increased competitiveness in the U.S. from the lower tier market and the transitory impact from distribution changes in Latin America. OE tire volume increased 0.2 million units, or 3.9%, versus the first six months of 2023.

Net sales in the first six months of 2024 were $5,285 million, decreasing $521 million, or 9.0%, from $5,806 million in the first six months of 2023. The decrease in net sales was primarily due to lower tire volume of $433 million, unfavorable price and product mix of $198 million and decreased sales in other tire-related businesses of $11 million, primarily due to lower third-party chemical sales. These decreases were partially offset by $77 million of sales lost during the first half of 2023 due to the Tupelo storm, favorable foreign currency translation of $23 million, primarily related to the strengthening of the Mexican peso and Brazilian real, and a $21 million benefit related to the Goodyear Forward plan.

Operating income in the first six months of 2024 was $420 million, increasing $238 million, or 130.8%, from $182 million in the first six months of 2023. The increase in operating income was due to lower raw material costs of $241 million, lower transportation and imported tire costs of $117 million, a $98 million benefit related to the Goodyear Forward plan, $50 million related to the 2023 negative impact of the Tupelo storm, lower SAG of $24 million, a benefit of $20 million from insurance proceeds for property damage and business interruptions resulting from storm damage events in prior years, and increased earnings in other tire-related businesses of $14 million, primarily due to higher third-party chemical earnings. These increases were partially offset by unfavorable price and product mix of $177 million, lower tire volume of $82 million, and higher conversion costs of $60 million, driven by inflation. Operating income for the first six months of 2024 includes incremental SAG savings from rationalization plans of $23 million.

Operating income in the first six months of 2024 excluded net rationalization charges of $15 million, net gains on asset sales of $14 million, and asset write-offs, accelerated depreciation and accelerated lease charges of $10 million. Operating income in the first six months of 2023 excluded net gains on asset sales of $62 million, asset write-offs and accelerated depreciation of $15 million, and net rationalization charges of $8 million.

Europe, Middle East and Africa

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2024	2023	Change	Percent Change	2024	2023	Change	Percent Change
Tire Units	11.6	11.8	(0.2)	(0.9)%	24.1	25.0	(0.9)	(3.2)%
Net Sales	$1,279	$1,341	$(62)	(4.6)%	$2,626	$2,833	$(207)	(7.3)%
Operating Income (Loss)	35	(19)	54	N/M	43	(11)	54	N/M
Operating Margin	2.7%	(1.4)%			1.6%	(0.4)%

Three Months Ended June 30, 2024 and 2023

EMEA unit sales in the second quarter of 2024 decreased 0.2 million units, or 0.9%, to 11.6 million units. Replacement tire volume decreased 0.2 million units, or 1.4%, driven by our consumer business, reflecting lower tire volume in Eastern Europe, particularly Turkey. OE tire volume remained flat compared to the second quarter of 2023.

Net sales in the second quarter of 2024 were $1,279 million, decreasing $62 million, or 4.6%, from $1,341 million in the second quarter of 2023. The decrease in net sales was primarily due to the negative impact of changes in foreign exchange rates of $47 million, driven by a weaker Turkish lira and euro, partially offset by a stronger Polish zloty and British pound, and declines in price and product mix of $16 million.

Operating income in the second quarter of 2024 was $35 million, increasing $54 million, from operating loss of $19 million in the second quarter of 2023. The change in operating income was primarily due to lower raw material costs of $57 million, a benefit from insurance recoveries related to the Debica fire of $50 million, partially offset by the continued impact of the fire on Debica fixed cost absorption during ramp-up of $7 million, and incremental savings from the Goodyear Forward plan of $27 million. These improvements were partially offset by higher conversion costs of $46 million, driven by higher inflation and the effect of decreased tire production on fixed cost absorption, higher SAG of $12 million, primarily due to higher warehousing and rent costs, unfavorable price and product mix of $5 million and lower earnings in other tire-related businesses of $3 million, primarily due to lower motorcycle earnings. Operating income for second quarter of 2024 includes incremental CGS and SAG savings from rationalization plans of $5 million and $2 million, respectively.

Operating income in the second quarter of 2024 excluded an $82 million gain on asset sales, accelerated depreciation and accelerated lease charges of $17 million, and net rationalization charges of $3 million. Operating loss in the second quarter of 2023 excluded net rationalization charges of $64 million and accelerated depreciation of $4 million.

Six Months Ended June 30, 2024 and 2023

EMEA unit sales in the first six months of 2024 decreased 0.9 million units, or 3.2%, to 24.1 million units. Replacement tire volume decreased 0.9 million units, or 4.5%, driven by our consumer business, reflecting the impacts of competitiveness from the lower tier market, lower tire volume in Eastern Europe, and industry declines in commercial. OE tire volume remained flat compared to the first six months of 2023.

Net sales in the first six months of 2024 were $2,626 million, decreasing $207 million, or 7.3%, from $2,833 million in the first six months of 2023. The decrease in net sales was primarily driven by the negative impact of changes in foreign exchange rates of $87 million, driven by a weaker Turkish lira, partially offset by a stronger Polish zloty, euro and British pound, lower tire volume of $67 million and unfavorable price and product mix of $57 million.

Operating income in the first six months of 2024 was $43 million, increasing $54 million, from operating loss of $11 million in the first six months of 2023. The change in operating income was primarily due to lower raw material costs of $161 million, incremental savings from the Goodyear Forward plan of $51 million and a benefit from insurance recoveries related to the Debica fire of $50 million, partially offset by the continued impact of the fire on Debica fixed cost absorption during ramp-up of $18 million. These improvements were partially offset by higher conversion costs of $111 million, driven by higher inflation and the effect of decreased tire production on fixed cost absorption, unfavorable price and product mix of $24 million, lower earnings in other tire-related businesses of $14 million, primarily due to lower motorcycle earnings, higher SAG of $13 million, primarily due to higher warehousing and rent costs, and lower tire volume of $11 million. Operating income for the first six months of 2024 includes incremental CGS and SAG savings from rationalization plans of $8 million and $4 million, respectively.

Operating income in the first six months of 2024 excluded an $80 million gain on asset sales, accelerated depreciation and accelerated lease charges of $33 million, and net rationalization charges of $10 million. Operating loss in the first six months of 2023 excluded net rationalization charges of $88 million, recoveries of previously written off accounts receivable and other assets of $10 million in Russia and accelerated depreciation of $8 million.

Asia Pacific

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2024	2023	Change	Percent Change	2024	2023	Change	Percent Change
Tire Units	8.9	8.2	0.7	7.8%	17.8	16.3	1.5	8.9%
Net Sales	$594	$587	$7	1.2%	$1,196	$1,169	$27	2.3%
Operating Income	63	40	23	57.5%	123	78	45	57.7%
Operating Margin	10.6%	6.8%			10.3%	6.7%

Three Months Ended June 30, 2024 and 2023

Asia Pacific unit sales in the second quarter of 2024 increased 0.7 million units, or 7.8%, to 8.9 million units. OE tire volume increased 1.1 million units, or 32.2%, driven by an increase in consumer EV fitments in China. Replacement tire volume decreased 0.4 million units, or 8.9%, due to the impact of the Australia transformation and softness in consumer replacement in most of our markets.

Net sales in the second quarter of 2024 were $594 million, increasing $7 million, or 1.2%, from $587 million in the second quarter of 2023. The increase in net sales was primarily due to higher tire volume of $43 million and higher sales in other tire-related businesses of $2 million, partially offset by unfavorable price and product mix of $24 million driven by the Australia transformation and unfavorable foreign currency translation of $15 million due to the strengthening of the U.S. dollar.

Operating income in the second quarter of 2024 was $63 million, increasing $23 million, or 57.5%, from $40 million in the second quarter of 2023. The increase in operating income was primarily due to higher tire volume of $12 million, savings generated by the Goodyear Forward plan of $7 million and lower raw material costs of $6 million. These increases were partially offset by unfavorable foreign currency translation of $2 million.

Operating income in the second quarter of 2024 excluded asset write-offs, accelerated depreciation and accelerated lease charges of $24 million and net rationalization charges of $2 million.

Six Months Ended June 30, 2024 and 2023

Asia Pacific unit sales in the first six months of 2024 increased 1.5 million units, or 8.9%, to 17.8 million units. OE tire volume increased 2.0 million units, or 29.4%, primarily due to an increase in consumer EV fitments in China. Replacement tire volume decreased 0.5 million units, or 5.3%, due to the impact of the Australia transformation and softness in consumer replacement in Japan and India.

Net sales in the first six months of 2024 were $1,196 million, increasing $27 million, or 2.3%, from $1,169 million in the first six months of 2023. The increase in net sales was primarily due to higher tire volume of $97 million, partially offset by unfavorable price and product mix of $41 million driven by the Australia transformation and unfavorable foreign currency translation of $31 million due to the strengthening of the U.S. dollar.

Operating income in the first six months of 2024 was $123 million, increasing $45 million, or 57.7%, from $78 million in the first six months of 2023. The increase in operating income was primarily due to higher tire volume of $24 million, lower raw material costs of $19 million, and savings generated by the Goodyear Forward plan of $13 million. These increases were partially offset by higher SAG of $7 million and unfavorable foreign currency translation of $4 million.

Operating income in the first six months of 2024 excluded asset write-offs, accelerated depreciation and accelerated lease charges of $31 million and net rationalization charges of $13 million. Operating income in the first six months of 2023 excluded net rationalization charges of $3 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.

At June 30, 2024, we had $789 million in cash and cash equivalents, compared to $902 million at December 31, 2023. For the six months ended June 30, 2024, net cash used for operating activities was $518 million, reflecting cash used for working capital of $788 million and rationalization payments of $105 million, as well as the Company's net income for the period of $22 million, which included non-cash charges for depreciation and amortization of $546 million, net rationalization charges of $41 million and a non-cash gain on asset sales of $94 million. Net cash used for investing activities was $488 million, primarily representing capital expenditures of $634 million and loans to TireHub of $17 million, partially offset by proceeds from asset sales of $124 million, primarily related to the sale of a distribution center in Germany and sale and leaseback of a warehouse in Americas, and insurance recoveries of $37 million for replacement of equipment damaged in the Debica fire. Net cash provided by financing activities was $896 million, primarily due to net borrowings of $919 million.

At June 30, 2024, we had $3,227 million of unused availability under our various credit agreements, compared to $4,247 million at December 31, 2023. The table below presents unused availability under our credit facilities at those dates:

(In millions)	June 30, 2024	December 31, 2023
First lien revolving credit facility	$1,934	$2,241
European revolving credit facility	616	884
Chinese credit facilities	475	657
Mexican credit facility	—	116
Other foreign and domestic debt	202	349
	$3,227	$4,247

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

We expect our 2024 full-year cash flow needs to include capital expenditures of approximately $1,250 million, excluding approximately $50 million of capital expenditures covered by insurance. We also expect interest expense to be $510 million to $530 million; rationalization payments to be approximately $300 million; income tax payments to be approximately $200 million, excluding one-time items; and contributions to our funded pension plans to be $25 million to $35 million. We expect working capital to be flat as compared to 2023.

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

Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, South Africa, Serbia and Argentina, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, South African, Serbian and Argentinian subsidiaries, which are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At June 30, 2024, approximately $860 million of net assets, including approximately $170 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China, South Africa, Serbia and Argentina have not adversely impacted our ability to make transfers out of those countries.

Operating Activities

Net cash used for operating activities was $518 million in the first six months of 2024, compared to net cash used for operating activities of $434 million in the first six months of 2023. The $84 million increase in net cash used for operating activities was primarily due to an increase in cash used for working capital of $238 million, year-over-year changes in balance sheet accounts for Other Current Liabilities and Other Assets and Liabilities totaling $107 million and higher rationalization payments of $55 million, partially offset by higher earnings in our SBUs of $337 million.

The increase in cash used for working capital reflects an increase in cash used for Inventory of $638 million, partially offset by a decrease in cash used for Accounts Payable — Trade of $379 million and in cash used for Accounts Receivable of $21 million. These changes were driven by lower sales volume in the first half of 2024 compared to the first half of 2023.

Investing Activities

Net cash used for investing activities was $488 million in the first six months of 2024, compared to $645 million in the first six months of 2023. Capital expenditures were $634 million in the first six months of 2024, compared to $536 million in the first six months of 2023. Cash provided by asset dispositions and sale and leaseback transactions in the first six months of 2024 was $124 million, compared to $69 million in the first six months of 2023. Additionally, investing activities in the first six months of 2024 includes insurance recoveries of $37 million for replacement of equipment damaged in the Debica fire and net loans to TireHub of $17 million, while investing activities in the first six months of 2023 included net securities acquired of $100 million and net loans to TireHub of $65 million. Beyond expenditures required to sustain our facilities, capital expenditures in 2024 and 2023 primarily related to the modernization and expansion of tire manufacturing facilities around the world.

Financing Activities

Net cash provided by financing activities was $896 million in the first six months of 2024, compared to net cash provided by financing activities of $876 million in the first six months of 2023. Financing activities in the first six months of 2024 included net borrowings of $919 million and a decrease of $18 million in debt related costs and other transactions, primarily in our factored accounts receivable liability. Financing activities in the first six months of 2023 included net borrowings of $882 million.

Credit Sources

In aggregate, we had total credit arrangements of $11,707 million available at June 30, 2024, of which $3,227 million were unused, compared to $11,743 million available at December 31, 2023, of which $4,247 million were unused. At June 30, 2024, we had long term credit arrangements totaling $10,800 million, of which $2,824 million were unused, compared to $10,983 million and $3,867 million, respectively, at December 31, 2023. At June 30, 2024, we had short term committed and uncommitted credit arrangements totaling $907 million, of which $403 million were unused, compared to $760 million and $380 million, respectively, at December 31, 2023. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.

Outstanding Notes

At June 30, 2024, we had $5,555 million of outstanding notes compared to $5,571 million at December 31, 2023.

On July 23, 2024, we called for redemption of $300 million in aggregate principal amount of our outstanding $800 million 9.5% Senior Notes due 2025 on August 7, 2024 (the “Redemption Date”). The redemption price will be equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest thereon to the Redemption Date.

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

Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks in an amount not to exceed $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion. As of June 30, 2024, our borrowing base was above the facility's stated amount of $2.75 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we would be required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess.

At June 30, 2024, we had $815 million of borrowings and $1 million of letters of credit issued under the revolving credit facility. At December 31, 2023, we had $385 million of borrowings and $1 million of letters of credit issued under the revolving credit facility.

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

At June 30, 2024, there were no borrowings outstanding under the German tranche, $241 million (€225 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility. At December 31, 2023, we had no borrowings and no letters of credit outstanding under the European revolving credit facility.

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

At June 30, 2024, the amounts available and utilized under this program totaled $204 million (€190 million). At December 31, 2023, the amounts available and utilized under this program totaled $244 million (€221 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At June 30, 2024, the gross amount of receivables sold was $656 million, compared to $693 million at December 31, 2023.

Letters of Credit

At June 30, 2024, we had $212 million in letters of credit issued under bilateral letter of credit agreements and other foreign credit facilities. The majority of these letter of credit agreements are in lieu of security deposits.

Supplier Financing

We have entered into supplier finance programs with several financial institutions. Under these programs, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers. We agree to pay the financial institutions the stated amount of the confirmed invoices from the designated suppliers on the original due dates of the invoices. Invoice payment terms can be up to 120 days based on industry norms for the specific item purchased. We do not pay any fees to the financial institutions and we do not pledge any assets as security or provide other forms of guarantees for these programs. These programs allow our suppliers to sell their receivables to the financial institutions at the sole discretion of the suppliers and the financial institutions on terms that are negotiated among them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under these programs. The amounts available under these programs were $841 million and $892 million at June 30, 2024 and December 31, 2023, respectively. The amounts confirmed to the financial institutions were $672 million and $580 million at June 30, 2024 and December 31, 2023, respectively, and are included in Accounts Payable — Trade in our Consolidated Balance Sheets. All activity related to these obligations is presented within operating activities on the Consolidated Statements of Cash Flows.

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

We have an additional financial covenant in our first lien revolving credit facility that is currently not applicable. We become subject to that financial covenant when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $275 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for the most recent period of four consecutive fiscal quarters. As of June 30, 2024, our unused availability under this facility of $1,934 million, plus our Available Cash of $172 million, totaled $2,106 million, which is in excess of $275 million.

In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first lien revolving credit facility that are described above, similar non-financial covenants specifically applicable to GEBV and its subsidiaries, and a financial covenant applicable only to GEBV and its subsidiaries. This financial covenant provides that we are not permitted to allow GEBV’s ratio of Consolidated Net GEBV Indebtedness to Consolidated GEBV EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net GEBV Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GEBV and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries, and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net GEBV Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At June 30, 2024, we were in compliance with this financial covenant.

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

At June 30, 2024, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.

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

On July 22, 2024, we entered into a commitment letter (the “Commitment Letter”) to provide us a 364-day senior unsecured committed credit facility in an aggregate principal amount not to exceed $500 million (the “Committed Credit Facility”). If drawn, borrowings under the Committed Credit Facility would be required to be used solely to redeem our 9.5% Senior Notes Due 2025 (the “Notes”) that would remain outstanding subsequent to the partial redemption of $300 million of the Notes.

Prior to any funding under the Committed Credit Facility, the aggregate commitments under the Commitment Letter for the Committed Credit Facility would be reduced by the amount of any proceeds received by us in respect of certain asset sales and by the amount of any Notes redeemed, repurchased or otherwise repaid by us after the date of the Commitment Letter (other than the partial redemption of $300 million of the Notes). The commitments of the lenders under the Commitment Letter are subject to the execution and delivery of definitive documentation with respect to the Committed Credit Facility and other customary conditions. The Commitment Letter will terminate on the earliest of (i) the redemption, repurchase or other repayment of all of the Notes without the funding of the Committed Credit Facility, (ii) the execution and delivery of the Committed Credit Facility, (iii) our election to terminate the Commitment Letter, or (iv) June 2, 2025 (the final payment date for the Notes).

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

We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During the first six months of 2024, we did not repurchase any shares from employees.

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

	Summarized Balance Sheets
(In millions)	June 30, 2024	December 31, 2023
Total Current Assets(1)	$6,159	$6,276
Total Non-Current Assets	8,757	8,669

Total Current Liabilities	$3,992	$3,615
Total Non-Current Liabilities	8,284	8,675
(1)
Includes receivables due from Non-Guarantor Subsidiaries of $1,835 million and $2,214 million as of June 30, 2024 and December 31, 2023, respectively.

	Summarized Statements of Operations
(In millions)	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Net Sales	$4,918	$11,166
Cost of Goods Sold	4,015	9,355
Selling, Administrative and General Expense	767	1,524
Rationalizations	13	67
Interest Expense	239	418
Other (Income) Expense	5	(106)
Income (Loss) before Income Taxes(2)	$(121)	$(92)

Net Income (Loss)	$(84)	$(31)
Goodyear Net Income (Loss)	$(84)	$(31)
(2)
Includes income from intercompany transactions with Non-Guarantor Subsidiaries of $309 million for the six months ended June 30, 2024, primarily from royalties, intercompany product sales, dividends and interest, and $711 million for the year ended December 31, 2023, primarily from royalties, dividends, interest and intercompany product sales.

FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT

Certain information in this Form 10-Q (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:

•
if we do not successfully implement the Goodyear Forward plan and our other strategic initiatives, including the sale of our OTR tire business, our operating results, financial condition and liquidity may be materially adversely affected;
•
we may not be able to consummate the sale of our OTR tire business on a timely basis or at all, including failure to obtain the required regulatory approvals or to satisfy other conditions to closing;
•
we face significant global competition and our market share could decline;
•
raw material cost increases may materially adversely affect our operating results and financial condition;
•
we are experiencing inflationary cost pressures, including with respect to wages, benefits and energy costs, that may materially adversely affect our operating results and financial condition;
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

Interest Rate Risk

We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At June 30, 2024, approximately 26% of our debt was at variable interest rates averaging 7.16%.

The following table presents information about long term fixed rate debt, excluding finance leases, at June 30, 2024:

(In millions)
Carrying amount — liability	$5,716
Fair value — liability	5,459
Pro forma fair value — liability	5,265

The pro forma information assumes a 100 basis point decrease in market interest rates at June 30, 2024, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.

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

The following table presents net foreign currency contract information at June 30, 2024:

(In millions)
Fair value — asset (liability)	$12
Pro forma decrease in fair value	(173)
Contract maturities	7/24 - 3/25

The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at June 30, 2024, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

Fair values are recognized on the Consolidated Balance Sheet at June 30, 2024 as follows:

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

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2024 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Asbestos Litigation

As reported in our Form 10-K for the year ended December 31, 2023, we were one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 35,800 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the first six months of 2024, approximately 450 claims were filed against us and approximately 600 were settled or dismissed. The amounts expended on asbestos defense and claim resolution by us and our insurers during the first six months of 2024 was $6 million. At June 30, 2024, there were approximately 35,650 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. Refer to Note to the Consolidated Financial Statements No. 12, Commitments and Contingent Liabilities, for additional information on asbestos litigation.

European Commission Antitrust Investigation

On January 30, 2024, the European Commission carried out unannounced inspections at the premises of companies active in the tire industry in several Member States in the European Union in connection with an investigation into potential violations of European Union antitrust rules with respect to new replacement tires for passenger cars, vans, trucks and busses sold in the European Economic Area. We were one of the companies that was inspected. We are cooperating with the European Commission’s investigation.

In addition, a number of civil lawsuits have been subsequently filed in the United States and elsewhere against companies active in the tire industry, including us, alleging violations of antitrust laws with respect to new replacement tires for passenger cars, vans, trucks and busses sold in the relevant jurisdictions, and similar additional lawsuits could be brought against us in the future. The U.S. lawsuits have been transferred to a multidistrict litigation in the U.S. District Court for the Northern District of Ohio. We intend to defend these lawsuits, the ultimate outcome of which cannot be predicted at this time.

Reference is made to Item 3 of Part I of our 2023 Form 10-K and to Item I of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 for additional discussion of legal proceedings.

ITEM 1A. RISK FACTORS.

The consummation of the sale of our OTR tire business to The Yokohama Rubber Company is subject to closing conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the sale in a timely manner or at all could have adverse effects on us.

On July 22, 2024, Goodyear and The Yokohama Rubber Company (the “Buyer”) entered into a Share and Asset Purchase Agreement (the “Agreement”) with respect to the sale of our OTR tire business (the “Business”) to the Buyer (the “Transaction”).

The Transaction is subject to the satisfaction of customary closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; the making or obtaining of certain antitrust approvals; the absence of any law or order enjoining or otherwise prohibiting the Transaction; the absence of any law or order arising under any antitrust law that expressly imposes a requirement on the Buyer or any of its affiliates to: (a) sell, transfer or otherwise dispose of any assets, rights, products or businesses of Buyer or any of its affiliates (other than, following the closing of the Transaction (the "Closing"), the Business), (b) sell, transfer or otherwise dispose of any assets, rights, products or businesses of the Business, or (c) take any other action of a type not described in either (a) or (b) with respect to any of the assets, rights, products or businesses of Buyer and its affiliates (including, following the Closing, the Business), unless, in the case of any action described in (b) or (c), any such action would not and would not reasonably be expected to result in a material adverse effect on (1) Buyer and its subsidiaries, taken as a whole (including the reasonably anticipated benefits (financial or otherwise) to Buyer of the Transaction and assuming that Buyer and its subsidiaries, taken as a whole, are the same size as the Business, taken as a whole), or (2) the Business, taken as a whole (a “Burdensome Action”); the accuracy of the representations and warranties of the other party; the compliance of each party with its covenants in all material respects; and the absence of a material adverse effect with respect to the Business.

The Agreement also contains customary termination rights, including if the Closing has not occurred on or prior to July 22, 2025 (as it may be extended, the "Outside Date"), subject to two three-month extension periods, at the option of either us or the Buyer, if certain regulatory conditions to Closing have not been satisfied.

The Buyer will also be required to pay or cause to be paid to us a fee of $47.5 million (the “Buyer Termination Fee”) if the Agreement is validly terminated by either us or the Buyer due to a failure to receive certain antitrust approvals on or prior to the Outside Date or due to a government order or action that arises as a result of an antitrust law that permanently makes illegal or prevents the consummation of the Transaction or by the Buyer due to a government order or action that arises as a result of an antitrust law that imposes a Burdensome Action on the Buyer. The Buyer Termination Fee may not be sufficient to cover all of the expenses we incurred in connection with the Transaction or the losses associated with failing to consummate the Transaction.

If the Closing does not occur, our operating results, financial condition and liquidity may be materially adversely affected. Without realizing any of the benefits of having completed the Transaction, we will be subject to a number of risks, including the following:

•
the market price of Goodyear common stock could decline to the extent that the current market price reflects a market assumption that the Transaction will be completed;
•
if the Agreement is terminated and we seek another buyer for the Business, our shareholders cannot be certain that we will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms of the Agreement;
•
time and resources committed by our management to matters relating to the Transaction could otherwise have been devoted to pursuing other beneficial opportunities for us;
•
we may experience negative reactions from the financial markets or from our customers, suppliers or employees;
•
we will be required to pay our costs relating to the Transaction, such as legal, accounting and financial advisory fees, whether or not the Transaction is completed; and
•
litigation related to any failure to complete the Transaction or related to any enforcement proceeding commenced against us to perform our obligations pursuant to the Agreement.

Similarly, delays in the completion of the Transaction could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the Transaction.

The Transaction may disrupt our current and future plans or operations.

The Agreement also contemplates that, at the Closing, Goodyear and the Buyer (or their respective affiliates) will enter into (a) a product supply agreement, pursuant to which we will, or will cause our affiliates to, supply to the Buyer or its affiliates, certain tire products for an initial period of up to 5 years from Closing, subject to an exit and asset relocation plan to be mutually agreed upon by the parties pursuant to which, beginning no earlier than the 2nd anniversary of the Closing, the production of those tire products will transition to Buyer’s facilities, and (b) a transition services agreement, pursuant to which we will provide certain transition services to the Buyer for the Business for a specified period from the Closing. The Buyer will reimburse us for certain costs incurred under the product supply agreement and the transition services agreement during their respective terms.

There can be no assurance that we will be able to successfully separate the Business or otherwise fully realize the expected benefits of the Transaction. Difficulties in separating the Business may result in us performing differently than expected, in operational challenges or in unabsorbed overhead and other costs, especially during the implementation of the exit and asset relocation plan contemplated by the product supply agreement. The separation of the Business may result in material challenges, including the diversion of management’s attention from ongoing business concerns; retaining key management and other employees; retaining or attracting business and operational relationships; the possibility of faulty assumptions underlying expectations regarding the separation process and associated expenses; separating corporate and administrative infrastructures, including information technology, manufacturing and other systems; coordinating these activities in geographically dispersed locations; as well as potential unknown liabilities or unforeseen expenses relating to the separation or any delays in separation activities.

Refer to “Item 1A. Risk Factors” in our 2023 Form 10-K for a discussion of our risk factors.

ITEM 5. OTHER INFORMATION.

During the quarterly period ended June 30, 2024, none of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS.

Refer to the Index of Exhibits, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2024

INDEX OF EXHIBITS

Exhibit Table Item No.	Description of Exhibit	Exhibit Number

10	Material Contracts

(a)	Defined Contribution Excess Benefit Plan of the Company, adopted October 7, 2008, effective as of January 1, 2005, as amended and restated effective January 1, 2022, and as further amended on June 26, 2024.	10.1

22	Subsidiary Guarantors of Guaranteed Securities

(a)	List of Subsidiary Guarantors.	22.1

31	Rule 13a-14(a) Certifications

(a)	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.2

32	Section 1350 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.	32.1

101	Interactive Data Files

	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	101.INS

	Inline XBRL Taxonomy Extension Schema Document.	101.SCH

104	Cover Page Interactive Data File

The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	August 1, 2024	By	/s/ MARGARET V. SNYDER

Margaret V. Snyder, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the Principal Accounting Officer of the Registrant.)