Form 10-Q
period 2024-09-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2024-11-05
CIK 42582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at October 31, 2024:	284,919,673

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 5. OTHER INFORMATION
EX-2.1
EX-10.1
EX-22.1
EX-31.1
EX-31.2
EX-32.1
EX-101.INS INSTANCE DOCUMENT
EX-101.SCH SCHEMA DOCUMENT
EX-104

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Net Sales (Note 2)	$4,824	$5,142	$13,931	$14,950
Cost of Goods Sold	3,881	4,171	11,218	12,487
Selling, Administrative and General Expense	663	673	2,090	2,045
Intangible Asset Impairment (Note 1)	125	—	125	—
Rationalizations (Note 3)	11	198	52	302
Interest Expense	135	138	391	403
Other (Income) Expense (Note 4)	34	21	(8)	82
Income (Loss) before Income Taxes	(25)	(59)	63	(369)
United States and Foreign Tax Expense (Note 5)	9	25	75	22
Net Income (Loss)	(34)	(84)	(12)	(391)
Less: Minority Shareholders’ Net Income (Loss)	—	5	(6)	7
Goodyear Net Income (Loss)	$(34)	$(89)	$(6)	$(398)
Goodyear Net Income (Loss) — Per Share of Common Stock
Basic	$(0.12)	$(0.31)	$(0.02)	$(1.40)
Weighted Average Shares Outstanding (Note 6)	287	285	286	285
Diluted	$(0.12)	$(0.31)	$(0.02)	$(1.40)
Weighted Average Shares Outstanding (Note 6)	287	285	286	285

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2024	2023	2024	2023
Net Income (Loss)	$(34)	$(84)	$(12)	$(391)
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of $3 and $0 in 2024 (($2) and $0 in 2023)	39	(46)	(20)	(13)
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $7 and $20 in 2024 ($6 and $19 in 2023)	21	20	62	61
Change in net actuarial losses, net of tax of ($1) and $6 in 2024 (($3) and $0 in 2023)	(3)	(8)	7	3
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures, net of tax of $0 and ($1) in 2024 ($1 and $9 in 2023)	—	4	(4)	32
Prior service credit from plan amendments, net of tax of $7 and $7 in 2024 ($0 and $0 in 2023)	21	—	21	—
Deferred derivative gains (losses), net of tax of $0 and $0 in 2024 ($0 and ($1) in 2023)	—	—	—	(4)
Reclassification adjustment for amounts recognized in income, net of tax of $0 and $0 in 2024 ($0 and $0 in 2023)	—	1	1	1
Other Comprehensive Income (Loss)	78	(29)	67	80
Comprehensive Income (Loss)	44	(113)	55	(311)
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	8	2	(2)	6
Goodyear Comprehensive Income (Loss)	$36	$(115)	$57	$(317)

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In millions, except share data)	2024	2023
Assets:
Current Assets:
Cash and Cash Equivalents	$905	$902
Accounts Receivable, less Allowance — $94 ($102 in 2023)	3,380	2,731
Inventories:
Raw Materials	796	785
Work in Process	212	206
Finished Products	2,804	2,707
	3,812	3,698
Assets Held for Sale (Note 1)	495	—
Prepaid Expenses and Other Current Assets	309	319
Total Current Assets	8,901	7,650
Goodwill (Note 1)	759	781
Intangible Assets (Note 1)	814	969
Deferred Income Taxes (Note 5)	1,662	1,630
Other Assets	1,147	1,075
Operating Lease Right-of-Use Assets	981	985
Property, Plant and Equipment, less Accumulated Depreciation — $12,515 ($12,472 in 2023)	8,285	8,492
Total Assets	$22,549	$21,582

Liabilities:
Current Liabilities:
Accounts Payable — Trade	$4,050	$4,326
Compensation and Benefits (Notes 10 and 11)	685	663
Other Current Liabilities	1,261	1,165
Notes Payable and Overdrafts (Note 8)	587	344
Operating Lease Liabilities due Within One Year	202	200
Long Term Debt and Finance Leases due Within One Year (Note 8)	1,013	449
Total Current Liabilities	7,798	7,147
Operating Lease Liabilities	829	825
Long Term Debt and Finance Leases (Note 8)	7,428	6,831
Compensation and Benefits (Notes 10 and 11)	877	974
Deferred Income Taxes (Note 5)	103	83
Other Long Term Liabilities	610	885
Total Liabilities	17,645	16,745
Commitments and Contingent Liabilities (Note 12)
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 285 million in 2024 (284 million in 2023)	285	284
Capital Surplus	3,152	3,133
Retained Earnings	5,080	5,086
Accumulated Other Comprehensive Loss (Note 14)	(3,772)	(3,835)
Goodyear Shareholders’ Equity	4,745	4,668
Minority Shareholders’ Equity — Nonredeemable	159	169
Total Shareholders’ Equity	4,904	4,837
Total Liabilities and Shareholders’ Equity	$22,549	$21,582

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(In millions, except share data)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2023
(after deducting 40,501,644 common treasury shares)	283,786,263	$284	$3,133	$5,086	$(3,835)	$4,668	$169	$4,837
Net income (loss)				28		28	(6)	22
Other comprehensive income (loss)					(7)	(7)	(4)	(11)
Total Comprehensive Income (Loss)						21	(10)	11
Stock-based compensation plans			17			17		17
Dividends declared							(7)	(7)
Common stock issued from treasury	900,744	1	(4)			(3)		(3)
Balance at June 30, 2024
(after deducting 39,600,900 common treasury shares)	284,687,007	$285	$3,146	$5,114	$(3,842)	$4,703	$152	$4,855
Net income (loss)				(34)		(34)		(34)
Other comprehensive income (loss)					70	70	8	78
Total comprehensive income (loss)						36	8	44
Stock-based compensation plans			6			6		6
Dividends declared							(1)	(1)
Common stock issued from treasury	228,014
Balance at September 30, 2024
(after deducting 39,372,886 common treasury shares)	284,915,021	$285	$3,152	$5,080	$(3,772)	$4,745	$159	$4,904

There were no dividends declared or paid during the three and nine months ended September 30, 2024.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2024	2023
Cash Flows from Operating Activities:
Net Income (Loss)	$(12)	$(391)
Adjustments to Reconcile Net Income (Loss) to Cash Flows from Operating Activities:
Depreciation and Amortization	800	751
Amortization and Write-Off of Debt Issuance Costs	10	11
Intangible Asset Impairment (Note 1)	125	—
Provision for Deferred Income Taxes (Note 5)	(37)	(138)
Net Pension Curtailments and Settlements	(5)	40
Net Rationalization Charges (Note 3)	52	302
Rationalization Payments	(149)	(72)
Net (Gains) Losses on Asset Sales (Note 4)	(95)	(68)
Gain on Insurance Recoveries for Damaged Property, Plant and Equipment	(61)	—
Operating Lease Expense	249	224
Operating Lease Payments	(211)	(207)
Pension Contributions and Direct Payments	(45)	(54)
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(658)	(816)
Inventories	(259)	590
Accounts Payable — Trade	(207)	(585)
Compensation and Benefits	39	45
Other Current Liabilities	(58)	222
Other Assets and Liabilities	(69)	(58)
Total Cash Flows from Operating Activities	(591)	(204)
Cash Flows from Investing Activities:
Capital Expenditures	(912)	(807)
Insurance Recoveries for Damaged Property, Plant and Equipment	48	—
Cash Proceeds from Sale and Leaseback Transactions (Note 4)	16	73
Asset Dispositions	110	3
Short Term Securities Acquired	—	(96)
Short Term Securities Redeemed	2	88
Long Term Securities Acquired	—	(11)
Long Term Securities Redeemed	4	6
Notes Receivable	(28)	(61)
Other Transactions	1	(13)
Total Cash Flows from Investing Activities	(759)	(818)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	1,034	793
Short Term Debt and Overdrafts Paid	(803)	(863)
Long Term Debt Incurred	10,315	7,321
Long Term Debt Paid	(9,180)	(6,464)
Common Stock Issued	(3)	(2)
Transactions with Minority Interests in Subsidiaries	(2)	(4)
Debt Related Costs and Other Transactions	(46)	(7)
Total Cash Flows from Financing Activities	1,315	774
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(10)	(5)
Net Change in Cash, Cash Equivalents and Restricted Cash	(45)	(253)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	985	1,311
Cash, Cash Equivalents and Restricted Cash at End of the Period	$940	$1,058

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

Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2024.

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

Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if an indicator of impairment is present. Intangible assets with finite lives are amortized over their useful lives and are reviewed for impairment whenever events or circumstances warrant such review. Goodwill and intangible assets are written down to fair value if considered impaired. Goodwill and Intangible Assets totaled $759 million and $814 million, respectively, at September 30, 2024, compared to $781 million and $969 million, respectively, at December 31, 2023. The goodwill associated with reporting units in our Americas and Asia Pacific segments was $715 million and $44 million, respectively, at September 30, 2024, and $724 million and $57 million, respectively, at December 31, 2023.

In the third quarter, we experienced a decline in our market capitalization as a result of a decrease in our stock price. Our stock price has a history of volatility, however, given the decrease was sustained throughout the quarter, we viewed this event as a triggering event and performed a quantitative analysis of the fair value of the North America reporting unit in our Americas segment. We determined the estimated fair value of our North America reporting unit based on discounted cash flow projections. The most critical assumptions used in the calculation of the fair value of our North America reporting unit are the projected revenue, projected operating margin and discount rate. Our forecast of future cash flows is based on our best estimate of projected revenue and projected operating margin, based primarily on pricing, raw material costs, market share, industry outlook, general economic conditions and strategic actions to improve Americas' operating margin. Based on our interim impairment test, the North America reporting unit had an estimated fair value that exceeded its carrying value, including goodwill, by approximately 14%.

The fair value of the North America reporting unit’s goodwill is sensitive to differences between estimated and actual cash flows, including changes in the projected revenue, projected operating margin and discount rate used to evaluate the fair value of these assets. Although we believe our estimate of fair value is reasonable, the reporting unit’s future financial performance is dependent on our ability to execute our business plan and to successfully implement strategic actions which we expect will improve our long-term operating margin. If a reporting unit’s future financial performance falls below our expectations, there are adverse revisions to significant assumptions, or our market capitalization declines further or does not improve from the strategic actions we are implementing, this could be indicative that the fair values of each of our reporting units has declined below their carrying values, and therefore we may need to record a material, non-cash goodwill impairment charge in a future period.

During the third quarter, we experienced a decline in volumes primarily in our lower tier indefinite-lived intangible assets related to the acquisition of Cooper Tire as a result of increased competition from lower tier imports in the market. We viewed this event as a triggering event and performed a quantitative analysis of the fair value of our indefinite-lived intangible assets related to the acquisition of Cooper Tire as of September 30, 2024. Based on the results of the quantitative impairment assessments, the fair value of the intangible assets was less than the carrying value, resulting in a non-cash impairment charge of $125 million during the third quarter of 2024. We determined the fair value of the indefinite-lived intangible assets using the relief from royalty method, which calculates the cost savings associated with owning rather than licensing the assets. The most critical assumptions used in the calculation of the fair value are projected revenue, discount rate and royalty rate. The fair value of the indefinite-lived intangible assets is sensitive to differences between estimated and actual revenue, including changes in the discount rate and royalty rate used to evaluate the fair value of these assets.

At September 30, 2024, after evaluating macroeconomic conditions and our current and future results of operations, we concluded that there were no triggering events and it was not more likely than not that the fair values of goodwill of our reporting unit within our Asia Pacific segment or remaining indefinite-lived intangible assets were less than their respective carrying values and, therefore, did not have any impairment.

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

Assets and Liabilities Held for Sale

Assets and liabilities are classified as held for sale when management approves and commits to a formal plan to actively market the assets for sale at a price reasonable in relation to their estimated fair value, the assets are available for immediate sale in their present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the assets is probable and expected to be completed within one year, and it is unlikely that significant changes will be made to the plan. When all of these criteria have been met, the assets and liabilities are classified as held for sale in the balance sheet. Assets classified as held for sale are reported at the lower of their carrying value or fair value less costs to sell. Depreciation of assets ceases upon designation as held for sale.

On July 22, 2024, we signed a definitive agreement to sell our off-the-road ("OTR") tire business to The Yokohama Rubber Company, Limited ("Yokohama") for $905 million in cash, subject to certain adjustments. Pursuant to a product supply agreement to be entered into with Yokohama in connection with the closing of the transaction, we will manufacture certain OTR tires for Yokohama at some of our manufacturing facilities for an initial period of up to five years after the closing of the transaction. The closing of the transaction is expected to occur in early 2025 and is subject to regulatory approvals and other customary closing conditions and consultations. At September 30, 2024, assets classified as held for sale of $495 million were included in Assets Held for Sale and liabilities of $56 million were included in Other Current Liabilities in the Consolidated Balance Sheets.

Restricted Cash

The following table provides a reconciliation of Cash, Cash Equivalents and Restricted Cash as reported within the Consolidated Statements of Cash Flows:

	September 30,
(In millions)	2024	2023
Cash and Cash Equivalents	$905	$1,002
Restricted Cash	35	56
Total Cash, Cash Equivalents and Restricted Cash	$940	$1,058

Restricted Cash primarily represents amounts required to be set aside for accounts receivable factoring programs. The restrictions lapse when cash from factored accounts receivable is remitted to the purchaser of those receivables. At both September 30, 2024 and 2023, restricted cash was recorded in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets.

Reclassifications and Adjustments

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.

NOTE 2. NET SALES

The following tables show disaggregated net sales from contracts with customers by major source:

	Three Months Ended September 30, 2024
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$2,319	$1,191	$584	$4,094
Other tire and related sales	197	125	30	352
Retail services and service related sales	203	32	4	239
Chemical sales	133	—	—	133
Other	6	—	—	6
Net Sales by reportable segment	$2,858	$1,348	$618	$4,824

	Three Months Ended September 30, 2023
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$2,616	$1,228	$616	$4,460
Other tire and related sales	204	112	20	336
Retail services and service related sales	182	34	10	226
Chemical sales	110	—	—	110
Other	8	—	2	10
Net Sales by reportable segment	$3,120	$1,374	$648	$5,142

	Nine Months Ended September 30, 2024
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$6,616	$3,470	$1,714	$11,800
Other tire and related sales	576	407	82	1,065
Retail services and service related sales	559	97	15	671
Chemical sales	377	—	—	377
Other	15	—	3	18
Net Sales by reportable segment	$8,143	$3,974	$1,814	$13,931

	Nine Months Ended September 30, 2023
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$7,428	$3,715	$1,719	$12,862
Other tire and related sales	600	395	63	1,058
Retail services and service related sales	516	97	29	642
Chemical sales	366	—	—	366
Other	16	—	6	22
Net Sales by reportable segment	$8,926	$4,207	$1,817	$14,950

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

When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue included in Other Current Liabilities in the Consolidated Balance Sheets totaled $15 million and $18 million at September 30, 2024 and December 31, 2023, respectively. Deferred revenue included in Other Long Term Liabilities in the Consolidated Balance Sheets totaled $7 million and $10 million at September 30, 2024 and December 31, 2023, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.

The following table presents the balance of deferred revenue related to contracts with customers, and changes during the nine months ended September 30, 2024:

(In millions)
Balance at December 31, 2023	$28
Revenue deferred during period	158
Revenue recognized during period	(164)
Impact of foreign currency translation	—
Balance at September 30, 2024	$22

NOTE 3. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS

In order to improve our global competitiveness and as part of our execution of the Goodyear Forward transformation plan ("Goodyear Forward"), we have implemented, and are implementing, rationalization actions to reduce high-cost and excess manufacturing capacity and operating and administrative costs.

The following table presents a roll-forward of the liability balance between periods:

	Associate-
(In millions)	Related Costs	Other Costs	Total
Balance at December 31, 2023	$518	$16	$534
2024 Charges	35	42	77
Incurred, net of foreign currency translation of $5 million and $0 million, respectively	(89)	(55)	(144)
Reversed to the Statement of Operations	(25)	—	(25)
Balance at September 30, 2024	$439	$3	$442

During the third quarter of 2024, as part of Goodyear Forward, we approved two rationalization plans to reduce Selling, Administrative and General expense ("SAG") and manufacturing costs, primarily in North America and Corporate functional areas. The plans include approximately 190 net headcount reductions as of the end of the third quarter. Total pre-tax charges are expected to be $9 million, substantially all of which are expected to be cash charges primarily for associate-related costs. During the third quarter of 2024, we accrued approximately $6 million for these plans, which is expected to be substantially paid through 2024.

During the second quarter of 2024, we approved a rationalization plan to open a shared service center in Costa Rica and to exit certain Commercial Tire and Service Center (“CTSC”) locations. Total pre-tax charges are expected to be $28 million, of which $18 million are expected to be cash charges primarily for associate-related costs. Non-cash charges are expected to be $10 million, consisting of accelerated lease amortization and pension settlement costs. We have approximately $10 million accrued for this plan at September 30, 2024, which is expected to be substantially paid through the end of 2025.

During the first quarter of 2024, we approved a rationalization plan in Asia Pacific to permanently close our Malaysia tire manufacturing facility as part of our strategy to improve profitability and reduce production costs. We have approximately $3 million accrued for this plan at September 30, 2024, which is expected to be substantially paid through the first quarter of 2025.

The remainder of the accrual balance at September 30, 2024 includes $253 million related to the closures of our Fulda, Germany ("Fulda") and our Fürstenwalde, Germany ("Fürstenwalde") tire manufacturing facilities, $130 million related to the rationalization and workforce reorganization plan in Europe, Middle East and Africa ("EMEA"), which reflects $19 million of reversals due to voluntary attrition, $11 million related to the plan to improve profitability in Australia and New Zealand, $8 million related to plans to reduce SAG headcount, $5 million related to the closed Amiens, France tire manufacturing facility, $4 million related to a global workforce reorganization plan to improve our cost structure, $3 million related to the closure of Cooper Tire's Melksham, United Kingdom tire manufacturing facility ("Melksham"), $3 million related to the plan to streamline our EMEA distribution network, and various other plans to reduce headcount and improve operating efficiency.

At September 30, 2024 and December 31, 2023, $358 million and $239 million were recorded in Other Current Liabilities in the Consolidated Balance Sheets, respectively.

The following table shows net rationalization charges included in Income (Loss) before Income Taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2024	2023	2024	2023
Current Year Plans
Associate Severance and Other Related Costs	$6	$187	$29	$262
Other Exit Costs	1	3	2	16
Current Year Plans - Net Charges	$7	$190	$31	$278

Prior Year Plans
Associate Severance and Other Related Costs	$(11)	$(2)	$(19)	$—
Other Exit Costs	15	10	40	24
Prior Year Plans - Net Charges	$4	$8	$21	$24
Total Net Charges	$11	$198	$52	$302
Asset write-offs (recoveries), accelerated depreciation, and accelerated lease costs, net	$25	$8	$119	$21

Substantially all of the new charges for the three and nine months ended September 30, 2024 and 2023 relate to future cash outflows. Net current year plan charges for the three months ended September 30, 2024 primarily relate to the plans to reduce SAG and manufacturing headcount. Net current year plan charges for the nine months ended September 30, 2024 also include the plan to open a new shared service center in Costa Rica, and the closure of our tire manufacturing facility in Malaysia. Net current year plan charges for the three months ended September 30, 2023 primarily relate to the rationalization and workforce reorganization plan in EMEA and the plan to improve profitability in Asia Pacific. Net current year plan charges for the nine months ended September 30, 2023 also include the plan to reduce production capacity at Fulda, the plan to streamline our EMEA distribution network, a plan to reduce costs associated with our global operations and technology organization, and a plan to reduce manufacturing staffing levels and capacity in EMEA.

Net prior year plan charges for the three months ended September 30, 2024 include $7 million related to the closures of Fulda and Fürstenwalde, $4 million related to the workforce reorganization plan in EMEA, $2 million related to the closure of Melksham, $1 million related to our closure of certain retail and warehouse locations in Americas, $1 million related to plans to reduce SAG headcount, $1 million related to the permanent closure of our Gadsden, Alabama tire manufacturing facility ("Gadsden"), and reversals of $12 million primarily related to voluntary attrition. Net prior year plan charges for the nine months ended September 30, 2024 include $15 million related to the closures of Fulda and Fürstenwalde, $9 million related to the closure of Melksham, $4 million related to the workforce reorganization plan in EMEA, $3 million related to the plan in Australia and New Zealand, $3 million related to the permanent closure of Gadsden, $3 million related to the closure of certain retail and warehouse locations in Americas, $2 million related to plans to reduce SAG headcount, $2 million related to the plan to streamline our EMEA distribution network, $1 million related to a plan in South Africa, $1 million related to the integration of Cooper Tire, and reversals of $25 million primarily related to voluntary attrition. Net prior year plan charges for the three months ended September 30, 2023 include $3 million related to the closure of Melksham, $3 million related to the integration of Cooper Tire, $1 million related to a plan in South Africa, $1 million related to the permanent closure of Gadsden, and reversals of $1 million for actions no longer needed for their originally intended purpose. Net prior year plan charges for the nine months ended September 30, 2023 include $9 million related to the closure of Melksham, $7 million related to the integration of Cooper Tire, $5 million for various plans to reduce global SAG headcount, $4 million related to the permanent closure of Gadsden, $2 million related to discontinued operations in Russia, $1 million related to a plan in South Africa, and reversals of $7 million for actions no longer needed for their originally intended purpose.

Asset write-offs (recoveries), accelerated depreciation, and accelerated lease costs for both the three and nine months ended September 30, 2024 primarily relate to plans to improve our cost structure through announced closures of our Fulda, Fürstenwalde and Malaysia tire manufacturing facilities, as well as the closure of a development center and warehouse in the U.S.

Asset write-offs (recoveries) and accelerated depreciation for the three months ended September 30, 2023 primarily relate to the integration of Cooper Tire and the closure of Melksham. Asset write-offs (recoveries) and accelerated depreciation for the nine months ended September 30, 2023 primarily relate to the integration of Cooper Tire and the closure of Melksham, partially offset by recoveries of previously written-off accounts receivable and other assets in Russia.

Ongoing rationalization plans had approximately $920 million in charges incurred prior to 2024 and have approximately $200 million in expected charges to be incurred in future periods.

Approximately 950 associates will be released under plans initiated in 2024, of which approximately 750 were released through September 30, 2024. In the first nine months of 2024, approximately 1,100 associates were released under plans initiated in prior years. Approximately 2,350 associates remain to be released under all ongoing rationalization plans.

NOTE 4. OTHER (INCOME) EXPENSE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2024	2023	2024	2023
Non-service related pension and other postretirement benefits cost	$22	$28	$72	$121
Financing fees and financial instruments expense	16	15	47	44
Net foreign currency exchange (gains) losses	—	(3)	(3)	38
Interest income	(14)	(21)	(41)	(55)
General and product liability expense - discontinued products	2	2	6	5
Royalty income	(5)	(5)	(16)	(23)
Net (gains) losses on asset sales	(1)	(6)	(95)	(68)
Miscellaneous (income) expense	14	11	22	20
	$34	$21	$(8)	$82

Non-service related pension and other postretirement benefits cost consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost, as well as curtailments and settlements which are not related to rationalization plans. Pension expense for the nine months ended September 30, 2024 includes a pension settlement credit of $5 million related to a premium refund on the purchase of a group annuity contract for the Cooper Tire U.S. Salaried defined benefit pension plan in 2023. Pension expense for the three and nine months ended September 30, 2023 includes pension settlement charges of $4 million and $40 million, respectively, related to total lump sum payments exceeding annual service and interest cost for certain non-U.S. plans and the termination of the Cooper Tire U.S. Salaried and Ireland defined benefit pension plans. For further information, refer to Note to the Consolidated Financial Statements No. 10, Pension, Savings and Other Postretirement Benefit Plans.

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

Net gains on asset sales for the nine months ended September 30, 2024 include an $80 million gain related to the sale of a distribution center in EMEA and a $14 million gain related to a sale and leaseback transaction for a warehouse in Americas. Cash proceeds for the sale and leaseback transaction in Americas totaled $16 million, which were received during the second quarter of 2024. Leaseback terms for this location include a 4-year initial term with one 5-year renewal option. We have determined that it is not probable that we will exercise the renewal option. This transaction resulted in the recognition of Operating Lease Right-of-Use Assets totaling $6 million. Net gains on asset sales for the nine months ended September 30, 2023 include a $59 million gain related to a sale and leaseback transaction for a warehouse in Americas. Cash proceeds, which were received during the second quarter of 2023, related to this transaction totaled $66 million. Leaseback terms for this location include a 5-year initial term with one 5-year renewal option. We have determined it is not probable that we will exercise the renewal option. This transaction resulted in the recognition of Operating Lease Right-of-Use Assets totaling $24 million.

Miscellaneous (income) expense for the three and nine months ended September 30, 2024 includes $11 million of transaction cost related to the sale of the OTR business. Miscellaneous (income) expense for the nine months ended September 30, 2024 also includes an $8 million loss related to the sale of receivables in Argentina. Miscellaneous (income) expense for the three and nine months ended September 30, 2023 includes non-indemnified costs for product liability claims related to products manufactured by a formerly consolidated joint venture entity totaling $4 million and $19 million, respectively. Miscellaneous (income) expense for the nine months ended September 30, 2023 also includes $11 million of income related to a favorable court decision setting aside a previous unfavorable verdict on intellectual property related legal claims, $5 million of income for the write-off of accumulated foreign currency translation related to our exited business in Russia and a $10 million loss related to the sale of a receivable in Argentina.

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

NOTE 5. INCOME TAXES

For the third quarter of 2024, we recorded income tax expense of $9 million on a loss before income taxes of $25 million. For the first nine months of 2024, we recorded income tax expense of $75 million on income before income taxes of $63 million. Income tax expense for the three and nine months ended September 30, 2024 includes net discrete tax expense of $7 million and $6 million, respectively.

For the third quarter of 2023, we recorded income tax expense of $25 million on a loss before income taxes of $59 million. For the first nine months of 2023, we recorded income tax expense of $22 million on a loss before income taxes of $369 million. Income tax expense for the three and nine months ended September 30, 2023 includes net discrete tax benefit of $8 million and $5 million, respectively.

We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for the three and nine months ended September 30, 2024 and three and nine months ended September 30, 2023 primarily relates to losses in foreign jurisdictions in which no tax benefits are recorded and the discrete items noted above.

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

At September 30, 2024 and December 31, 2023, we had approximately $1.3 billion and $1.2 billion of U.S. federal, state and local net deferred tax assets, respectively, inclusive of valuation allowances totaling $29 million and $22 million, respectively, in each period, primarily for state tax loss carryforwards with limited lives. As of September 30, 2024, approximately $1.1 billion of these U.S. net deferred tax assets had unlimited lives and approximately $200 million had limited lives, including $22 million of foreign tax credits, and the majority do not start to expire until 2030. As of December 31, 2023, approximately $1.0 billion of these U.S. net deferred tax assets had unlimited lives and approximately $200 million had limited lives, including $22 million of foreign tax credits, and the majority do not start to expire until 2030. In the U.S., as of December 31, 2023, we emerged from a three-year cumulative loss which was driven by business disruptions created by the COVID-19 pandemic. Our U.S. cumulative income for the three-years ended September 30, 2024 is primarily a result of gains from other comprehensive income rather than consistently profitable U.S. operating results. Our U.S. operating results for the first nine months of 2024 have shown improvement when compared to the first nine months of 2023.

In assessing our ability to utilize our net deferred tax assets, we primarily consider objectively verifiable evidence, including the improvement of our U.S. operating results during the first nine months of 2024 as a result of lower raw material and transportation costs and benefits from the Goodyear Forward plan compared to the first nine months of 2023. In addition, we consider our current forecasts of future profitability in assessing our ability to realize our deferred tax assets as well as the impact of tax planning strategies. These forecasts include the impact of recent trends and various macroeconomic factors such as the impact of raw material, transportation, labor and energy costs on our profitability. Our tax planning strategies include accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, repatriation of certain foreign royalty income, and other financing transactions, all of which would increase our domestic profitability.

We believe our improvement in U.S. operating results for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, as well as forecasts of future profitability, provide us sufficient positive evidence to conclude that it is more likely than not that, at September 30, 2024, our U.S. net deferred tax assets will be fully utilized. However, macroeconomic factors such as raw material, transportation, labor and energy costs possess a high degree of volatility and can significantly impact our profitability. In addition, certain tax provisions, such as the annual interest expense limitation under Section 163(j) of the Internal Revenue Code of 1986, if amended, could impact our analysis of the realizability of our U.S. deferred tax assets. If our U.S. operating results significantly decline in the future, we may need to record a valuation allowance which could adversely impact our operating results. As such, we will closely monitor our U.S. operations as well as any tax law changes to assess the realizability of our U.S. deferred tax assets.

At September 30, 2024 and December 31, 2023, we also had approximately $1.6 billion and $1.5 billion of foreign net deferred tax assets, respectively, and related valuation allowances of approximately $1.3 billion and $1.2 billion, respectively. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of approximately $1.1 billion on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances on our foreign deferred tax assets having a significant impact on our financial position or results of operations will exist within the next twelve months.

For the nine months ended September 30, 2024, changes to our unrecognized tax benefits did not, and for the full year of 2024 are not expected to, have a significant impact on our financial position or results of operations.

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

Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Earnings (loss) per share — basic:
Goodyear net income (loss)	$(34)	$(89)	$(6)	$(398)
Weighted average shares outstanding	287	285	286	285
Earnings (loss) per common share — basic	$(0.12)	$(0.31)	$(0.02)	$(1.40)

Earnings (loss) per share — diluted:
Goodyear net income (loss)	$(34)	$(89)	$(6)	$(398)
Weighted average shares outstanding	287	285	286	285
Dilutive effect of stock options and other dilutive securities	—	—	—	—
Weighted average shares outstanding — diluted	287	285	286	285
Earnings (loss) per common share — diluted	$(0.12)	$(0.31)	$(0.02)	$(1.40)

Weighted average shares outstanding — diluted for the three and nine months ended September 30, 2024 excludes the dilutive effect of approximately 1 million and 2 million equivalent shares, respectively, and for both the three and nine months ended September 30, 2023 excludes the dilutive effect of approximately 2 million equivalent shares, related primarily to options with exercise prices less than the average market price of our common shares (i.e., "in-the-money" options) and unvested restricted stock units, as their inclusion would have been anti-dilutive due to the Goodyear net loss. Additionally, weighted average shares outstanding — diluted for the three and nine months ended September 30, 2024 excludes approximately 4 million equivalent shares and 1 million equivalent shares, respectively, and, for both the three and nine months ended September 30, 2023, excludes approximately 2 million equivalent shares related to options with exercise prices greater than the average market price of our common shares (i.e., "underwater" options).

NOTE 7. BUSINESS SEGMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2024	2023	2024	2023
Sales:
Americas	$2,858	$3,120	$8,143	$8,926
Europe, Middle East and Africa	1,348	1,374	3,974	4,207
Asia Pacific	618	648	1,814	1,817
Net Sales	$4,824	$5,142	$13,931	$14,950
Segment Operating Income:
Americas	$251	$258	$671	$440
Europe, Middle East and Africa	24	22	67	11
Asia Pacific	72	56	195	134
Total Segment Operating Income	$347	$336	$933	$585
Less:
Intangible Asset Impairment (Note 1)	$125	$—	$125	$—
Rationalizations (Note 3)	11	198	52	302
Interest expense	135	138	391	403
Other (income) expense (Note 4)	34	21	(8)	82
Asset write-offs (recoveries), accelerated depreciation, and accelerated lease costs, net (Note 3)	25	8	119	21
Corporate incentive compensation plans	14	2	50	43
Retained expenses of divested operations	3	2	11	10
Other(1)	25	26	130	93
Income (Loss) before Income Taxes	$(25)	$(59)	$63	$(369)

(1)
Other for the three and nine months ended September 30, 2024 includes $14 million and $81 million, respectively, of costs related to the Goodyear Forward plan, primarily related to third-party advisory, legal and consulting fees and costs associated with planned asset sales. Other for the three and nine months ended September 30, 2023 includes $8 million related to the insurance deductible for the fire in Debica, Poland. Other for the nine months ended September 30, 2023 also includes $14 million related to the insurance deductible for the tornado in Tupelo, Mississippi.

Rationalizations and asset write-offs (recoveries), accelerated depreciation, and accelerated lease costs, as described in Note to the Consolidated Financial Statements No. 3, Costs Associated with Rationalization Programs, and net (gains) losses on asset sales, as described in Note to the Consolidated Financial Statements No. 4, Other (Income) Expense, were not charged to the strategic business units ("SBUs") for performance evaluation purposes but were attributable to the SBUs as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2024	2023	2024	2023
Rationalizations:
Americas	$5	$4	$20	$12
Europe, Middle East and Africa	(2)	139	8	227
Asia Pacific	1	20	14	23
Total Segment Rationalizations	$4	$163	$42	$262
Corporate	7	35	10	40
Total Rationalizations	$11	$198	$52	$302

Net (Gains) Losses on Asset Sales:
Americas	$—	$(6)	$(14)	$(68)
Europe, Middle East and Africa	—	—	(80)	—
Asia Pacific	(1)	—	(1)	—
Total Segment Net (Gains) Losses on Asset Sales	$(1)	$(6)	$(95)	$(68)

Asset Write-offs (Recoveries), Accelerated Depreciation, and Accelerated Lease Costs, net:
Americas	$1	$3	$11	$18
Europe, Middle East and Africa	17	5	50	3
Asia Pacific	7	—	37	—
Total Segment Asset Write-offs (Recoveries), Accelerated Depreciation, and Accelerated Lease Costs, net	$25	$8	$98	$21
Corporate	—	—	21	—
Total Asset Write-offs (Recoveries), Accelerated Depreciation, and Accelerated Lease Costs, net	$25	$8	$119	$21

NOTE 8. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

At September 30, 2024, we had total credit arrangements of $11,496 million, of which $2,508 million were unused. At that date, approximately 33% of our debt was at variable interest rates averaging 6.71%.

Notes Payable and Overdrafts, Long Term Debt and Finance Leases due Within One Year and Short Term Financing Arrangements

At September 30, 2024, we had short term committed and uncommitted credit arrangements totaling $916 million, of which $291 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.

The following table presents amounts due within one year:

	September 30,	December 31,
(In millions)	2024	2023
Chinese credit facilities	$116	$15
Other foreign and domestic debt	471	329
Notes Payable and Overdrafts	$587	$344
Weighted average interest rate	7.37%	10.52%

Chinese credit facilities	$111	$54
9.50% Notes due 2025	500	—
Other foreign and domestic debt (including finance leases)	402	395
Long Term Debt and Finance Leases due Within One Year	$1,013	$449
Weighted average interest rate	8.01%	7.27%
Total obligations due within one year	$1,600	$793

Long Term Debt and Finance Leases and Financing Arrangements

At September 30, 2024, we had long term credit arrangements totaling $10,580 million, of which $2,217 million were unused.

The following table presents long term debt and finance leases, net of unamortized discounts, and interest rates:

	September 30, 2024		December 31, 2023
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
9.5% due 2025	$500		$801
5% due 2026	900		900
4.875% due 2027	700		700
7.625% due 2027	125		128
7% due 2028	150		150
2.75% Euro Notes due 2028	448		442
5% due 2029	850		850
5.25% due April 2031	550		550
5.25% due July 2031	600		600
5.625% due 2033	450		450
Credit Facilities:
First lien revolving credit facility due 2026	1,140	6.09%	385	6.71%
European revolving credit facility due 2028	537	4.94%	—	—
Pan-European accounts receivable facility	231	5.54%	244	6.11%
Mexican credit facility	200	7.37%	84	7.57%
Chinese credit facilities	189	2.83%	174	3.94%
Other foreign and domestic debt(1)	638	6.90%	591	7.44%
	8,208		7,049
Unamortized deferred financing fees	(34)		(37)
	8,174		7,012
Finance lease obligations(2)	267		268
	8,441		7,280
Less portion due within one year	(1,013)		(449)
	$7,428		$6,831
(1)
Interest rates are weighted average interest rates primarily related to various foreign credit facilities with customary terms and conditions.
(2)
Includes $2 million of non-cash financing additions during the nine months ended September 30, 2024, and $17 million of non-cash financing additions during the twelve months ended December 31, 2023.

NOTES

At September 30, 2024, we had $5,273 million of outstanding notes, compared to $5,571 million at December 31, 2023.

On August 7, 2024 (the “Redemption Date”), we redeemed $300 million in aggregate principal amount of our outstanding 9.5% Senior Notes due 2025. The redemption price was equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest thereon to the Redemption Date.

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

Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under the facility and our subsidiaries' obligations under the related guarantees are secured by first priority security interests in a variety of collateral. Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks in an amount not to exceed $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion. As of September 30, 2024, our borrowing base was above the facility's stated amount of $2.75 billion.

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

At September 30, 2024, we had $1,140 million of borrowings and $1 million of letters of credit issued under the revolving credit facility. At December 31, 2023, we had $385 million of borrowings and $1 million of letters of credit issued under the revolving credit facility.

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

At September 30, 2024, there were $201 million (€180 million) of borrowings outstanding under the German tranche, $336 million (€300 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility. At December 31, 2023, we had no borrowings and no letters of credit outstanding under the European revolving credit facility.

Potential Future Financings

On July 22, 2024, we entered into a commitment letter (the “Commitment Letter”) to provide us a 364-day senior unsecured committed credit facility in an aggregate principal amount not to exceed $500 million (the “Committed Credit Facility”). If drawn, borrowings under the Committed Credit Facility would be required to be used solely to redeem our remaining outstanding 9.5% Senior Notes Due 2025 (the “9.5% Notes”).

Prior to any funding under the Committed Credit Facility, the aggregate commitments under the Commitment Letter for the Committed Credit Facility would be reduced by the amount of any proceeds received by us in respect of certain asset sales and by the amount of any 9.5% Notes redeemed, repurchased or otherwise repaid by us after the date of the Commitment Letter (other than the partial redemption of $300 million of the 9.5% Notes that occurred on August 7, 2024). The commitments of the lenders under the Commitment Letter are subject to the execution and delivery of definitive documentation with respect to the Committed Credit Facility and other customary conditions. The Commitment Letter will terminate on the earliest of (i) the redemption, repurchase or other repayment of all of the 9.5% Notes without the funding of the Committed Credit Facility, (ii) the execution and delivery of the Committed Credit Facility, (iii) our election to terminate the Commitment Letter, or (iv) June 2, 2025 (the final payment date for the 9.5% Notes).

Accounts Receivable Securitization Facilities (On-Balance Sheet)

GEBV and certain other of our European subsidiaries are parties to a pan-European accounts receivable securitization facility that expires in 2027. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €30 million and not more than €450 million. For the period from October 19, 2023 through October 16, 2024, the designated maximum amount of the facility was €300 million. For the period from October 17, 2024 through October 16, 2025, the designated maximum amount of the facility will remain €300 million.

The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GEBV subsidiaries. These subsidiaries retain servicing responsibilities. Utilization under this facility is based on eligible receivable balances.

The funding commitments under the facility will expire upon the earliest to occur of: (a) October 19, 2027, (b) the non-renewal and expiration (without substitution) of all of the back-up liquidity commitments, (c) the early termination of the facility according to its terms (generally upon an Early Amortisation Event (as defined in the facility), which includes, among other things, events similar to the events of default under our first lien revolving credit facility; certain tax law changes; or certain changes to law, regulation or accounting standards), or (d) our request for early termination of the facility. The facility’s current back-up liquidity commitments will expire on October 16, 2025.

At September 30, 2024, the amounts available and utilized under this program totaled $231 million (€207 million). At December 31, 2023, the amounts available and utilized under this program totaled $244 million (€221 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

For a description of the collateral securing the credit facilities described above as well as the covenants applicable to them, refer to Note to the Consolidated Financial Statements No. 16, Financing Arrangements and Derivative Financial Instruments, in our 2023 Form 10-K.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At September 30, 2024, the gross amount of receivables sold was $631 million, compared to $693 million at December 31, 2023.

Supplier Financing

We have entered into supplier finance programs with several financial institutions. Under these programs, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers. We agree to pay the financial institutions the stated amount of the confirmed invoices from the designated suppliers on the original due dates of the invoices. Invoice payment terms can be up to 120 days based on industry norms for the specific item purchased. We do not pay any fees to the financial institutions and we do not pledge any assets as security or provide other forms of guarantees for these programs. These programs allow our suppliers to sell their receivables to the financial institutions at the sole discretion of the suppliers and the financial institutions on terms that are negotiated among them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under these programs. The amounts available under these programs were $852 million and $892 million at September 30, 2024 and December 31, 2023, respectively. The amounts confirmed to the financial institutions were $606 million and $580 million at September 30, 2024 and December 31, 2023, respectively, and are included in Accounts Payable — Trade in our Consolidated Balance Sheets. All activity related to these obligations is presented within operating activities on the Consolidated Statements of Cash Flows.

Other Foreign Credit Facilities

A Mexican subsidiary and a U.S. subsidiary have a revolving credit facility in Mexico. At September 30, 2024, the amounts available and utilized under this facility were $200 million. At December 31, 2023, the amounts available and utilized under this facility were $200 million and $84 million, respectively. The facility matures on November 22, 2026, has covenants relating to the Mexican and U.S. subsidiaries and has customary representations and warranties and defaults relating to the Mexican and U.S. subsidiaries' ability to perform their respective obligations under the facility.

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

The following table presents the total amounts available and utilized under the Chinese financing arrangements:

	September 30,	December 31,
(In millions)	2024	2023
Total available	$828	$937
Amounts utilized:
Notes Payable and Overdrafts	$116	$15
Long Term Debt due Within One Year	111	54
Long Term Debt	78	120
Letters of credit, bank acceptances and other utilization	182	91
Total utilized	$487	$280

Maturities	10/24-8/28	2/24-8/28

Certain of these facilities can only be used to finance the expansion of our manufacturing facilities in China and the unused amounts available under these facilities were $32 million and $93 million at September 30, 2024 and December 31, 2023, respectively.

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

The following table presents the fair values for foreign currency hedge contracts that do not meet the criteria to be accounted for as cash flow hedging instruments:

	September 30,	December 31,
(In millions)	2024	2023
Fair Values — Current asset (liability):
Accounts receivable	$4	$2
Other current liabilities	(20)	(27)

At September 30, 2024 and December 31, 2023, these outstanding foreign currency derivatives had notional amounts of $1,710 million and $1,930 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction losses on derivatives of $35 million for three months ended September 30, 2024 and net transaction gains of $11 million for the nine months ended September 30, 2024. Other (Income) Expense included net transaction gains on derivatives of $26 million and $30 million for the three and nine months ended September 30, 2023, respectively. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.

The following table presents fair values for foreign currency hedge contracts that meet the criteria to be accounted for as cash flow hedging instruments:

	September 30,	December 31,
(In millions)	2024	2023
Fair Values — Current asset (liability):
Accounts receivable	$—	$—
Other current liabilities	—	(2)

As of September 30, 2024, no such foreign currency derivatives were outstanding. At December 31, 2023, the outstanding foreign currency derivatives had notional amounts of $27 million and primarily related to U.S. dollar denominated intercompany transactions.

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

The following table presents the classification of changes in fair values of foreign currency contracts that meet the criteria to be accounted for as cash flow hedging instruments (before tax and minority):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2024	2023	2024	2023
Amount of gains (losses) deferred to Accumulated Other Comprehensive Loss ("AOCL")	$—	$—	$—	$(4)
Reclassification adjustment for amounts recognized in Cost of Goods Sold ("CGS")	—	1	1	1

No net deferred losses at September 30, 2024 are expected to be reclassified to earnings within the next twelve months.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheets at September 30, 2024 and December 31, 2023:

	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2024	2023	2024	2023	2024	2023	2024	2023
Assets:
Investments	$16	$19	$16	$19	$—	$—	$—	$—
Foreign Exchange Contracts	4	2	—	—	4	2	—	—
Total Assets at Fair Value	$20	$21	$16	$19	$4	$2	$—	$—

Liabilities:
Foreign Exchange Contracts	$20	$29	$—	$—	$20	$29	$—	$—
Total Liabilities at Fair Value	$20	$29	$—	$—	$20	$29	$—	$—

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding finance leases, at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
(In millions)	2024	2023
Fixed Rate Debt:(1)
Carrying amount — liability	$5,438	$5,720
Fair value — liability	5,165	5,488

Variable Rate Debt:(1)
Carrying amount — liability	$2,733	$1,292
Fair value — liability	2,662	1,286
(1)
Excludes Notes Payable and Overdrafts of $587 million and $344 million at September 30, 2024 and December 31, 2023, respectively, of which $327 million and $111 million, respectively, are at fixed rates and $260 million and $233 million, respectively, are at variable rates. The carrying value of Notes Payable and Overdrafts approximates fair value due to the short term nature of the facilities.

Long term debt with fair values of $4,970 million and $5,301 million at September 30, 2024 and December 31, 2023, respectively, were estimated using quoted Level 1 market prices. The carrying value of the remaining debt was based upon internal estimates of fair value derived from market prices for similar debt.

NOTE 10. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS

We provide employees with defined benefit pension or defined contribution savings plans.

Defined benefit pension cost follows:

	U.S.		U.S.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2024	2023	2024	2023
Service cost	$2	$2	$6	$6
Interest cost	44	47	131	148
Expected return on plan assets	(52)	(57)	(156)	(175)
Amortization of net losses	24	25	72	74
Net periodic pension cost	$18	$17	$53	$53
Net curtailments/settlements/termination benefits	—	—	(5)	33
Total defined benefit pension cost	$18	$17	$48	$86

	Non-U.S.		Non-U.S.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2024	2023	2024	2023
Service cost	$5	$5	$14	$14
Interest cost	26	27	79	81
Expected return on plan assets	(23)	(23)	(68)	(69)
Amortization of prior service cost	—	—	1	1
Amortization of net losses	5	3	15	12
Net periodic pension cost	$13	$12	$41	$39
Net curtailments/settlements/termination benefits	—	4	—	7
Total defined benefit pension cost	$13	$16	$41	$46

Service cost is recorded in CGS or SAG. Other components of net periodic pension cost are recorded in Other (Income) Expense. Net curtailments, settlements and termination benefits, if any, are recorded in Other (Income) Expense or Rationalizations if related to a rationalization plan.

In the first nine months of 2024, a pension settlement credit of $5 million was recorded in Other (Income) Expense. The settlement credit resulted from a premium refund related to the purchase of a group annuity contract for the Cooper Tire U.S. Salaried defined benefit pension plan described below.

During the second quarter of 2023, we settled all plan benefits of the Cooper Tire U.S. Salaried defined benefit pension plan, with lump sum payments to electing participants and the purchase of a group annuity contract. During the second quarter of 2023, we also settled all plan benefits of the Ireland defined benefit pension plan. In the first nine months of 2023, pension settlement charges of $36 million were recorded in Other (Income) Expense in conjunction with the termination of these plans.

In the third quarter of 2023, we recorded settlement charges of $4 million in Other (Income) Expense resulting from total lump sum payments exceeding annual service and interest cost for certain non-U.S. defined benefit pension plans.

We also provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Other postretirement benefits expense for the three months ended September 30, 2024 and 2023 was $1 million and $2 million, respectively, and for the nine months ended September 30, 2024 and 2023 was $5 million and $6 million, respectively.

During the third quarter of 2024, we approved changes to one of our U.S. other postretirement benefit plans, effective January 1, 2025, which resulted in a $24 million reduction of our U.S. other postretirement benefit obligation.

We expect to contribute $25 million to $35 million to our funded non-U.S. pension plans in 2024. For the three and nine months ended September 30, 2024, we contributed $7 million and $23 million, respectively, to our non-U.S. plans.

The expense recognized for our contributions to defined contribution savings plans for the three months ended September 30, 2024 and 2023 was $34 million and $33 million, respectively, and for the nine months ended September 30, 2024 and 2023 was $104 million and $100 million, respectively.

NOTE 11. STOCK COMPENSATION PLANS

Our Board of Directors granted 2.1 million restricted stock units and 1.2 million performance share units during the nine months ended September 30, 2024 under our stock compensation plans. We measure the fair value of grants of restricted stock units and performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $12.14 for restricted stock units and $11.43 for performance share units granted during the nine months ended September 30, 2024.

We recognized stock-based compensation expense of $6 million and $15 million during the three and nine months ended September 30, 2024, respectively. At September 30, 2024, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $27 million and is expected to be recognized over the remaining vesting period of the respective grants, through the third quarter of 2027. We recognized stock-based compensation expense of $3 million and $19 million during the three and nine months ended September 30, 2023, respectively.

NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters

We have recorded liabilities totaling $83 million and $80 million at September 30, 2024 and December 31, 2023, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $25 million and $27 million were included in Other Current Liabilities at September 30, 2024 and December 31, 2023, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.

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

Workers’ Compensation

We have recorded liabilities, on a discounted basis, totaling $172 million and $167 million for anticipated costs related to workers’ compensation at September 30, 2024 and December 31, 2023, respectively. Of these amounts, $33 million and $37 million were included in Current Liabilities as part of Compensation and Benefits at September 30, 2024 and December 31, 2023, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At September 30, 2024 and December 31, 2023, the liability was discounted using a risk-free rate of return. At September 30, 2024, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $20 million.

General and Product Liability and Other Litigation

We have recorded liabilities for both asserted and unasserted claims totaling $416 million and $438 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at September 30, 2024 and December 31, 2023, respectively. Of these amounts, $72 million and $46 million were included in Other Current Liabilities at September 30, 2024 and December 31, 2023, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at September 30, 2024, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.

We have recorded an indemnification asset within Other Assets of $3 million for Sumitomo Rubber Industries, Ltd.'s ("SRI") obligation to indemnify us for certain product liability claims related to products manufactured by a formerly consolidated joint venture entity, subject to certain caps and restrictions.

Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and federal courts. To date, we have disposed of approximately 160,850 claims by defending, obtaining the dismissal thereof, or entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $591 million through September 30, 2024 and $580 million through December 31, 2023.

A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by settlement or dismissal in large numbers, the amount and timing of filings, settlements and dismissals and the number of open claims during a particular period can fluctuate significantly.

	Nine Months Ended	Year Ended
(Dollars in millions)	September 30, 2024	December 31, 2023
Pending claims, beginning of period	35,800	37,200
New claims filed	650	900
Claims settled/dismissed	(950)	(2,300)
Pending claims, end of period	35,500	35,800
Payments(1)	$9	$15
(1)
Represents cash payments made during the period by us and our insurers for asbestos litigation defense and claim resolution.

We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $122 million and $120 million at September 30, 2024 and December 31, 2023, respectively. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future may result in an increase in the recorded obligation, and that increase could be significant.

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

We recorded an insurance receivable related to asbestos claims of $65 million and $66 million at September 30, 2024 and December 31, 2023, respectively. We expect that approximately 55% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $10 million were included in Current Assets as part of Accounts Receivable at both September 30, 2024 and December 31, 2023. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.

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

Binding Commitments and Guarantees

We have off-balance sheet financial guarantees and other commitments totaling $32 million and $31 million at September 30, 2024 and December 31, 2023, respectively. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. We generally do not require collateral in connection with the issuance of these guarantees.

In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of $46 million to an insurance company related to SRI's obligation to pay certain outstanding workers' compensation claims of a formerly consolidated joint venture entity. As of September 30, 2024, this guarantee amount has been reduced to $18 million. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to continue to decrease over time as the formerly consolidated joint venture entity pays its outstanding claims.

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

We have an agreement to provide a revolving loan commitment to TireHub. During the first quarter of 2024, the revolving loan commitment increased from $100 million to $130 million. At September 30, 2024, $124 million was drawn on this commitment, which includes $2 million of interest. At December 31, 2023, $96 million was drawn on this commitment, which includes $2 million of interest.

NOTE 13. CAPITAL STOCK

Common Stock Repurchases

We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During the first nine months of 2024, we did not repurchase any shares from employees.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present changes in AOCL, by component, for the nine months ended September 30, 2024 and 2023, after tax and minority interest.

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) from Securities	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2023	$(1,613)	$1	$(2,224)	$1	$(3,835)
Other comprehensive income (loss) before reclassifications	(24)	—	28	—	4
Amounts reclassified from accumulated other comprehensive loss	—	—	58	1	59
Balance at September 30, 2024	$(1,637)	$1	$(2,138)	$2	$(3,772)

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) from Securities	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2022	$(1,663)	$1	$(2,215)	$2	$(3,875)
Other comprehensive income (loss) before reclassifications	(12)	—	4	(4)	(12)
Amounts reclassified from accumulated other comprehensive loss	—	—	92	1	93
Balance at September 30, 2023	$(1,675)	$1	$(2,119)	$(1)	$(3,794)

The following table presents reclassifications out of AOCL:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(In millions) (Income) Expense	Amount Reclassified		Amount Reclassified		Affected Line Item in the Consolidated
Component of AOCL	from AOCL		from AOCL		Statements of Operations
Amortization of prior service cost and unrecognized gains and losses	$28	$26	$82	$80	Other (Income) Expense
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures	—	5	(5)	41	Other (Income) Expense / Rationalizations
Unrecognized net actuarial losses and prior service costs, before tax	28	31	77	121
Tax effect	(7)	(7)	(19)	(28)	United States and Foreign Taxes
Minority interest	—	(1)	—	(1)	Minority Shareholders' Net Income
Net of tax	$21	$23	$58	$92	Goodyear Net Income (Loss)

Deferred derivative (gains) losses, before tax	$—	$1	$1	$1	Cost of Goods Sold
Tax effect	—	—	—	—	United States and Foreign Taxes
Net of tax	$—	$1	$1	$1	Goodyear Net Income (Loss)
Total reclassifications	$21	$24	$59	$93	Goodyear Net Income (Loss)

The following table presents the details of comprehensive income (loss) attributable to minority shareholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2024	2023	2024	2023
Net Income (Loss) Attributable to Minority Shareholders	$—	$5	$(6)	$7
Other Comprehensive Income (Loss):
Foreign currency translation	8	(3)	4	(1)
Other Comprehensive Income (Loss)	$8	$(3)	$4	$(1)
Comprehensive Income (Loss) Attributable to Minority Shareholders	$8	$2	$(2)	$6

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

Results of Operations

On November 15, 2023, we announced a transformation plan, Goodyear Forward, that is intended to optimize our portfolio of products, deliver segment operating margin expansion and reduce our leverage in order to drive sustainable, long-term shareholder value creation. Optimization of our portfolio consists of a strategic review of three major asset groups: our chemical operations which produces synthetic rubber and other chemical products in our Americas segment, the Dunlop brand for which we own rights in certain markets throughout the world, but is primarily used in our EMEA segment, and our off-the-road ("OTR") tire business. Our plans for margin expansion include brand optimization and tiering to capitalize on premium tire pricing and volume and a reduction of our overall exposure related to lower-tiered products either through margin expansion or product line rationalization. Our plans for margin expansion also include a reduction of our cost structure by approximately $1.2 billion, including actions related to our manufacturing footprint, plant optimization, further improvement of our purchasing leverage, reduction of Selling, Administrative and General expenses (“SAG”) and improvements in our supply chain planning and logistics. We anticipate the accumulated benefit of these actions will improve our segment operating margin to approximately 10% by the end of 2025. During the three and nine months ended September 30, 2024, the Goodyear Forward plan provided $123 million and $285 million, respectively, in benefits to segment operating income.

On July 22, 2024, we signed a definitive agreement to sell our OTR tire business to The Yokohama Rubber Company, Limited ("Yokohama") for $905 million in cash, subject to certain adjustments. Pursuant to a product supply agreement to be entered into with Yokohama in connection with the closing of the transaction, we will manufacture certain OTR tires for Yokohama at some of our manufacturing facilities for an initial period of up to five years after the closing of the transaction. The transaction is subject to regulatory approvals and other customary closing conditions and consultations and is expected to close in early 2025.

Our tire manufacturing facility in Debica, Poland (“Debica”) continues to recover from a fire in the third quarter of 2023 and achieved full ramp-up in the third quarter of 2024. During the nine months ended September 30, 2024, we received a benefit of $26 million ($17 million after-tax and minority) from insurance recoveries, net of fixed costs incurred during the ramp-up of the facility.

Our results for the third quarter of 2024 include a 6.2% decrease in tire unit shipments compared to 2023 due to lower global replacement tire volume, partially offset by growth in OE. In the third quarter of 2024, we experienced approximately $53 million of inflationary cost pressures.

Net sales in the third quarter of 2024 were $4,824 million, compared to $5,142 million in the third quarter of 2023. Net sales decreased in 2024 primarily due to lower global tire volume, the negative impact of changes in foreign exchange rates globally, driven by the strengthening of the U.S. dollar, and declines in price and product mix in Americas. These decreases were partially offset by higher sales in other tire-related businesses, primarily due to higher third-party chemical sales in Americas and Fleet Solutions in EMEA, and recovery of sales lost during the third quarter of 2023 due to a storm at our tire manufacturing facility in Tupelo, Mississippi ("Tupelo").

In the third quarter of 2024, Goodyear net loss was $34 million, or $0.12 per share, compared to Goodyear net loss of $89 million, or $0.31 per share, in the third quarter of 2023. The change in Goodyear net loss was primarily due to lower rationalizations and higher segment operating income, partially offset by an intangible asset impairment in the third quarter of 2024.

Total segment operating income for the third quarter of 2024 was $347 million, compared to $336 million in the third quarter of 2023. The $11 million increase was primarily due to benefits from the Goodyear Forward plan of $123 million, improvements in price and product mix of $26 million primarily in EMEA and Asia Pacific, a benefit of $20 million from insurance proceeds for property damage and business interruptions resulting from storm damage events in prior years in Americas, and higher earnings in other tire-related businesses of $17 million, primarily related to an increase in third-party chemical earnings in Americas. These increases were partially offset by higher conversion costs of $87 million, driven by the effect of lower tire production on fixed cost absorption and inflation, lower tire volume of $74 million, primarily in Americas, and higher raw material costs of $19 million. Refer to "Results of Operations — Segment Information" for additional information.

Net sales in the first nine months of 2024 were $13,931 million, compared to $14,950 million in the first nine months of 2023. Net sales decreased in 2024 primarily due to lower tire volume in Americas and EMEA, partially offset by higher tire volume in Asia Pacific, global declines in price and product mix and the negative impact of changes in foreign exchange rates globally, driven by the strengthening of the U.S. dollar. These decreases were partially offset by sales lost during the first nine months of 2023 due to the Tupelo storm and higher sales in other tire-related businesses, primarily due to Fleet Solutions in EMEA and higher third-party chemical sales in Americas.

In the first nine months of 2024, Goodyear net loss was $6 million, or $0.02 per share, compared to Goodyear net loss of $398 million, or $1.40 per share, in the first nine months of 2023. The change in Goodyear net loss was primarily due to higher segment operating income, lower rationalization charges and higher other income, primarily due to lower pension expense and higher net gains on asset sales. These decreases were partially offset by execution costs related to Goodyear Forward, including accelerated depreciation and accelerated lease costs related to announced facility closures and third-party consulting costs, an intangible asset impairment in the third quarter of 2024, and higher U.S. and Foreign Tax Expense as a result of improved operating results. Additionally, our results in the first nine months of 2023 included the impact of the Tupelo storm that negatively impacted earnings by $69 million ($56 million after-tax and minority).

Total segment operating income for the first nine months of 2024 was $933 million, compared to $585 million in the first nine months of 2023. The $348 million increase was primarily due to lower raw material costs of $402 million, benefits from the Goodyear Forward plan of $285 million, lower transportation costs of $67 million, $55 million related to the 2023 negative impact of the Tupelo storm, a benefit from insurance recoveries related to the Debica fire of $50 million, partially offset by the continued impact of the fire on Debica fixed costs incurred during ramp-up of $20 million, a benefit of $39 million from insurance proceeds for business interruptions and property damage recoveries resulting from storm damage events in prior years, and a favorable $8 million tax item in Brazil. These increases were partially offset by increased conversion costs of $256 million driven by inflation and the effect of lower tire production on fixed cost absorption, declines in price and product mix of $167 million, primarily in Americas and EMEA, and lower tire volume of $143 million, primarily in Americas and EMEA. Refer to "Results of Operations — Segment Information" for additional information.

Liquidity

At September 30, 2024, we had $905 million of cash and cash equivalents as well as $2,508 million of unused availability under our various credit agreements, compared to $902 million and $4,247 million, respectively, at December 31, 2023. The increase in cash and cash equivalents of $3 million was primarily due to net borrowings of $1,366 million, proceeds from asset dispositions and sale and leaseback transactions of $126 million, primarily from the sale of a distribution center in Germany and the sale and leaseback of a warehouse in Americas, and insurance recoveries of $48 million for the replacement of equipment damaged in the Debica fire and Tupelo storm, partially offset by capital expenditures of $912 million, net cash used for operating activities of $591 million, and loans to TireHub LLC ("TireHub") of $28 million. Net cash used for operating activities reflects cash used for working capital of $1,124 million, rationalization payments of $149 million, and pension contributions of $45 million, as well as the Company's net loss for the period of $12 million, which includes non-cash charges for depreciation and amortization of $800 million, an intangible asset impairment of $125 million, net rationalization charges of $52 million, a non-cash gain on asset sales of $95 million, and a gain on insurance recoveries for damaged property, plant and equipment of $61 million. Refer to "Liquidity and Capital Resources" for additional information.

Outlook

In the fourth quarter of 2024, we expect our unit volume will continue to be affected by weak underlying industry trends, including high distribution channel inventories of low-end imported products in the U.S. and Europe. We expect our global tire unit volume in the fourth quarter of 2024 to be lower compared to the fourth quarter of 2023 by approximately 4%. We also expect unabsorbed overhead to be approximately $40 million higher in the fourth quarter of 2024 compared to the fourth quarter of 2023 due to lower production in the third quarter of 2024.

As we continue to make progress on our Goodyear Forward transformation plan, we expect fourth quarter benefits from the program of approximately $165 million in segment operating income, and full year benefits of approximately $450 million.

We expect approximately $100 million of raw material headwinds in the fourth quarter of 2024 compared to the fourth quarter of 2023. We also expect price and product mix to be a headwind of approximately $15 million driven by higher OE sales volume in the fourth quarter of 2024 compared to the fourth quarter of 2023. Natural and synthetic rubber prices and other commodity prices historically have been volatile, and our raw material costs could change based on future cost fluctuations and changes in foreign exchange rates. We continue to focus on price and product mix, to substitute lower cost materials where possible, to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials to minimize the impact of higher raw material costs.

We expect non-raw material inflation and other costs, net of other expected cost improvements, to be approximately $35 million higher in the fourth quarter of 2024 when compared with the fourth quarter of 2023. We continue to focus on actions to offset costs other than raw materials through cost savings initiatives, including initiatives related to the Goodyear Forward plan, rationalization actions, and improvements in price and product mix.

For the full year of 2024, we expect working capital to be a $150 million to $200 million use of operating cash flows. We anticipate our capital expenditures to be approximately $1,200 million, excluding approximately $50 million of capital expenditures covered by insurance. We anticipate our cash flows will include rationalization payments of approximately $225 million, as we continue to implement elements of our Goodyear Forward plan to improve our cost structure.

Refer to "Item 1A. Risk Factors" in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 and in the 2023 Form 10-K for a discussion of the factors that may impact our business, results of operations, financial condition or liquidity and "Forward-Looking Information — Safe Harbor Statement" in this Quarterly Report on Form 10-Q for a discussion of our use of forward-looking statements.

RESULTS OF OPERATIONS

CONSOLIDATED

Three Months Ended September 30, 2024 and 2023

Net sales in the third quarter of 2024 were $4,824 million, decreasing $318 million, or 6.2%, from $5,142 million in the third quarter of 2023. Goodyear net loss was $34 million, or $0.12 per share, in the third quarter of 2024, compared to Goodyear net loss of $89 million, or $0.31 per share, in the third quarter of 2023.

Net sales decreased in the third quarter of 2024 primarily due to lower tire volume of $333 million, representing lower tire volume globally, the negative impact of changes in foreign exchange rates globally of $73 million, driven by the strengthening of the U.S. dollar, and declines in price and product mix of $3 million, primarily in Americas, partially offset by higher sales in other tire-related businesses of $46 million, primarily due to increased third-party chemical sales in Americas and growth in Fleet Solutions in EMEA, and $33 million of sales lost during the third quarter of 2023 due to the Tupelo storm.

Worldwide tire unit sales in the third quarter of 2024 were 42.5 million units, decreasing 2.8 million units, or 6.2%, from 45.3 million units in the third quarter of 2023. Replacement tire volume decreased globally by 3.1 million units, or 9.0%. OE tire volume increased globally by 0.3 million units, or 2.5%.

Cost of Goods Sold ("CGS") in the third quarter of 2024 was $3,881 million, decreasing $290 million, or 7.0%, from $4,171 million in the third quarter of 2023. CGS decreased primarily due to lower tire volume of $259 million, savings related to the Goodyear Forward plan of $77 million, foreign currency translation of $56 million, lower mix of $29 million in Americas and Asia Pacific, and a benefit of $20 million ($15 million after-tax and minority) from insurance proceeds for property damage and business interruptions resulting from storm damage events in prior years. These decreases were partially offset by higher conversion costs of $87 million driven by inflation and the effect of lower tire production on fixed cost absorption, higher costs in other tire-related businesses of $29 million, primarily related to Fleet Solutions in EMEA and higher third-party chemical and retail sales in Americas, higher raw material costs of $19 million, an increase in accelerated depreciation and asset write-offs of $11 million primarily related to the announced plant closures in EMEA and Asia Pacific, and $3 million ($2 million after-tax and minority) as a result of the Debica fire, primarily comprised of repair costs.

CGS in the third quarter of 2024 and 2023 included pension expense of $4 million and $3 million, respectively. CGS in the third quarter of 2024 included $3 million of incremental savings from rationalization plans. CGS was 80.5% of sales in the third quarter of 2024, compared to 81.1% in the third quarter of 2023.

SAG in the third quarter of 2024 was $663 million, decreasing $10 million, or 1.5%, from $673 million in the third quarter of 2023. SAG decreased primarily due to savings related to the Goodyear Forward plan of $33 million and lower advertising costs of $13 million. These decreases were partially offset by an increase in costs associated with the Goodyear Forward plan of $14 million ($10 million after-tax and minority), primarily related to third-party advisory, legal and consulting fees and costs associated with planned asset sales, increases in wages and benefits of $8 million, inflation on non-wage and benefits costs of $8 million, and an increase in accelerated lease costs and asset write-offs of $5 million.

SAG in the third quarter of 2024 and 2023 included pension expense of $3 million and $4 million, respectively. SAG in the third quarter of 2024 included $7 million of incremental savings from rationalization plans, compared to $12 million in 2023. SAG was 13.7% of sales in the third quarter of 2024, compared to 13.1% in the third quarter of 2023.

We recorded an intangible asset impairment charge of $125 million ($94 million after-tax and minority) in the third quarter of 2024 primarily related to our lower tier indefinite-lived intangible assets related to the acquisition of Cooper Tire as a result of increased competition from lower tier imports in the market.

We recorded net rationalization charges of $11 million ($9 million after-tax and minority) in the third quarter of 2024 and $198 million ($177 million after-tax and minority) in the third quarter of 2023. Net rationalization charges in the third quarter of 2024 primarily related to a reduction in headcount in Americas, partially offset by reversals primarily related to our rationalization and workforce reorganization plan in EMEA due to voluntary attrition. Net rationalization charges in the third quarter of 2023 primarily related to the rationalization and workforce reorganization plan in EMEA and the exit of our retail operations in Australia and New Zealand. For further information, refer to Note to the Consolidated Financial Statements No. 3, Costs Associated with Rationalization Programs.

CGS and SAG in the third quarter of 2024 included $25 million ($23 million after-tax and minority) of asset write-offs, accelerated depreciation and accelerated lease charges, primarily related to plans to improve our cost structure through announced closures of our Fulda, Fürstenwalde and Malaysia tire manufacturing facilities, as well as the closure of a development center and warehouse in the U.S. CGS and SAG in the third quarter of 2023 included $8 million ($7 million after-tax and minority) of accelerated depreciation and asset write-offs related to rationalization activities, primarily related to the integration of Cooper Tire and closure of Cooper Tire's Melksham, United Kingdom tire manufacturing facility ("Melksham").

Interest expense in the third quarter of 2024 was $135 million, decreasing $3 million, or 2.2%, from $138 million in the third quarter of 2023. The average interest rate was 6.17% in the third quarter of 2024 compared to 6.32% in the third quarter of 2023. The average debt balance was $8,751 million in the third quarter of 2024 compared to $8,738 million in the third quarter of 2023.

Other (Income) Expense in the third quarter of 2024 was $34 million of expense, compared to $21 million of expense in the third quarter of 2023. The change in Other (Income) Expense was primarily due to transaction costs of $11 million ($9 million after-tax and minority) incurred in the third quarter of 2024 related to the anticipated sale of the OTR business, lower interest income of $7 million and lower net gains on asset sales of $5 million. Additionally, there were pension settlement charges of $4 million ($2 million after-tax and minority) and expense for non-indemnified costs for product liability claims related to products manufactured by a formerly consolidated joint venture entity of $4 million in the third quarter of 2023.

In the third quarter of 2024, we recorded income tax expense of $9 million on a loss before income taxes of $25 million. Income tax expense for the three months ended September 30, 2024 includes net discrete tax expense of $7 million ($7 million after minority interest). In the third quarter of 2023, we recorded income tax expense of $25 million on a loss before income taxes of $59 million. Income tax expense for the three months ended September 30, 2023 includes a net discrete tax benefit of $8 million ($8 million after minority interest).

We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for both the three months ended September 30, 2024 and 2023 primarily relates to losses in foreign jurisdictions in which no tax benefits are recorded and the discrete items noted above.

For further information regarding income taxes and the realizability of our deferred tax assets, including our foreign tax credits, refer to Note to the Consolidated Financial Statements No. 5, Income Taxes.

There was no minority shareholders’ net income in the third quarter of 2024, compared to $5 million in the third quarter of 2023.

Nine Months Ended September 30, 2024 and 2023

Net sales in the first nine months of 2024 were $13,931 million, decreasing $1,019 million, or 6.8%, from $14,950 million in the first nine months of 2023. Goodyear net loss was $6 million, or $0.02 per share, in the first nine months of 2024, compared to Goodyear net loss of $398 million, or $1.40 per share, in the first nine months of 2023.

Net sales decreased in the first nine months of 2024 primarily due to lower tire volume of $736 million, representing lower tire volume in Americas and EMEA, partially offset by higher tire volume in Asia Pacific, global declines in price and product mix of $299 million and the negative impact of changes in foreign exchange rates of $168 million globally, driven by the strengthening of the U.S. dollar, partially offset by $110 million of sales lost during the first nine months of 2023 due to the Tupelo storm and higher sales in other tire-related businesses of $40 million, primarily driven by growth in Fleet Solutions in EMEA and increased third-party chemical sales in Americas.

Worldwide tire unit sales in the first nine months of 2024 were 123.0 million units, decreasing 4.9 million units, or 3.8%, from 127.9 million units in the first nine months of 2023. Replacement tire volume decreased globally by 7.4 million units, or 7.7%. OE tire volume increased globally by 2.5 million units, or 8.0%.

CGS in the first nine months of 2024 was $11,218 million, decreasing $1,269 million, or 10.2%, from $12,487 million in the first nine months of 2023. CGS decreased primarily due to lower tire volume of $593 million, lower raw material costs of $402 million, savings related to the Goodyear Forward plan of $194 million, foreign currency translation of $137 million, lower global mix of $132 million, a benefit from insurance recoveries related to the Debica fire of $50 million, partially offset by the continued impact of the fire on Debica fixed costs during ramp-up and other property damage of $20 million, a benefit of $39 million ($30 million after-tax and minority) from insurance proceeds for property damage and business interruptions resulting from storm damage events in Americas in prior years, and a favorable $8 million ($6 million after-tax and minority) tax item in Brazil. These decreases were partially offset by higher conversion costs of $256 million, driven by inflation and the effect of lower tire production on fixed cost absorption, and an increase in accelerated depreciation and asset write-offs of $63 million primarily related to the announced plant closures in Asia Pacific and EMEA. CGS in the first nine months of 2024 includes a $3 million ($3 million after-tax and minority) charge related to a flood in South Africa. CGS in the first nine months of 2023 included a $5 million ($4 million after-tax and minority) benefit related to the reversal of a portion of the estimated cleanup costs associated with the permanent closure of our Gadsden, Alabama tire manufacturing facility ("Gadsden") and the favorable impact of a successful legal claim of $3 million ($3 million after-tax and minority) related to a 2005 warehouse fire in Spain.

CGS in the first nine months of 2024 and 2023 included pension expense of $11 million for each period. CGS in the first nine months of 2024 included $12 million of incremental savings from rationalization plans. CGS was 80.5% of sales in the first nine months of 2024, compared to 83.5% in the first nine months of 2023.

SAG in the first nine months of 2024 was $2,090 million, increasing $45 million, or 2.2%, from $2,045 million in the first nine months of 2023. SAG increased primarily due to an increase in costs associated with the Goodyear Forward plan of $81 million ($61 million after-tax and minority), primarily related to third-party advisory, legal and consulting fees and costs associated with planned asset sales, an increase in accelerated lease costs and asset write-offs of $36 million, and inflation of $30 million. These increases were partially offset by savings related to the Goodyear Forward plan of $57 million, foreign currency translation of $21 million, and lower advertising costs of $15 million.

SAG in the first nine months of 2024 and 2023 included pension expense of $9 million for each period. SAG in the first nine months of 2024 included $33 million of incremental savings from rationalization plans, compared to $34 million in 2023. SAG was 15.0% of sales in the first nine months of 2024, compared to 13.7% in the first nine months of 2023.

We recorded an intangible asset impairment charge of $125 million ($94 million after-tax and minority) in the first nine months of 2024 primarily related to our lower tier indefinite-lived intangible assets related to the acquisition of Cooper Tire as a result of increased competition from lower tier imports in the market.

We recorded net rationalization charges of $52 million ($40 million after-tax and minority) in the first nine months of 2024 and $302 million ($262 million after-tax and minority) in the first nine months of 2023. Net rationalization charges in the first nine months of 2024 primarily related to the closures of our Malaysia, Melksham, Fulda and Fürstenwalde tire manufacturing facilities, as well as the closure of a development center and warehouse in the U.S., and the plan to open a new shared services center in Costa Rica, partially offset by reversals related to our rationalization and workforce reorganization plan in EMEA due to voluntary attrition. Net rationalization charges in the first nine months of 2023 primarily related to the rationalization and workforce reorganization plan in EMEA, the plan to reduce production capacity at Fulda, the plan to improve profitability in our Australia and New Zealand operations, and the plan to streamline our EMEA distribution network. For further information, refer to Note to the Consolidated Financial Statements No. 3, Costs Associated with Rationalization Programs.

CGS and SAG in the first nine months of 2024 included $119 million ($101 million after-tax and minority) of asset write-offs, accelerated depreciation and accelerated lease charges, primarily related to plant closures in Asia Pacific and EMEA, closure of a development center in the U.S. and the exit of our retail operations in Australia and New Zealand. CGS and SAG in the first nine months of 2023 included $21 million ($16 million after-tax and minority) of accelerated depreciation and asset write-offs related to rationalization activities, primarily related to the integration of Cooper Tire and the closure of Melksham, including the impact of $10 million of recoveries of previously written-off accounts receivable and other assets in Russia.

Interest expense in the first nine months of 2024 was $391 million, decreasing $12 million, or 3.0%, from $403 million in the first nine months of 2023. The average interest rate was 6.24% in the first nine months of 2024 compared to 6.18% in the first nine months of 2023. The average debt balance was $8,355 million in the first nine months of 2024 compared to $8,700 million in the first nine months of 2023.

Other (Income) Expense in the first nine months of 2024 was $8 million of income, compared to $82 million of expense in the first nine months of 2023. The change in Other (Income) Expense was primarily due to net foreign exchange gains of $3 million in the first nine months of 2024 compared to net foreign exchange losses of $38 million in the first nine months of 2023, which were driven by the weakening of the Argentine peso and Turkish lira, and a pension settlement credit of $5 million ($4 million after-tax and minority) in the first nine months of 2024 compared to pension settlement charges of $40 million ($30 million after-tax and minority) in 2023. Additionally, the change in Other (Income) Expense reflects net gains on asset and other sales in the first nine months of 2024 of $87 million ($61 million after-tax and minority), primarily related to the sale of distribution centers in EMEA and Americas, compared to a net gain on asset and other sales of $58 million ($41 million after-tax and minority) in

2023, primarily related to a sale and leaseback transaction in Americas. Other (Income) Expense for the first nine months of 2024 had lower interest income of $14 million compared to the first nine months of 2023. Other (Income) Expense for the first nine months of 2024 also includes transaction costs of $11 million ($9 million after-tax and minority) related to the anticipated sale of the OTR business and a favorable $2 million ($1 million after-tax and minority) tax item in Brazil. Other (Income) Expense in the first nine months of 2023 also includes $19 million ($14 million after-tax and minority) of expense for non-indemnified costs for product liability claims related to products manufactured by a formerly consolidated joint venture entity, $11 million ($8 million after-tax and minority) of income related to a favorable court decision setting aside a previous unfavorable verdict on intellectual property-related legal claims, and $5 million ($5 million after-tax and minority) of income related to the write-off of accumulated foreign currency translation in Russia.

For the first nine months of 2024, we recorded income tax expense of $75 million on income before income taxes of $63 million. Income tax expense for the nine months ended September 30, 2024 was unfavorably impacted by net discrete tax expense of $6 million ($6 million after minority interest).

In the first nine months of 2023, we recorded income tax expense of $22 million on a loss before income taxes of $369 million. Income tax expense for the nine months ended September 30, 2023 was favorably impacted by a net discrete tax benefit of $5 million ($6 million after minority interest).

We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for both the nine months ended September 30, 2024 and 2023 primarily relates to losses in foreign jurisdictions in which no tax benefits are recorded and the discrete items noted above.

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

At September 30, 2024 and December 31, 2023, we had approximately $1.3 billion and $1.2 billion of U.S. federal, state and local net deferred tax assets, respectively, inclusive of valuation allowances totaling $29 million and $22 million, respectively, in each period, primarily for state tax loss carryforwards with limited lives. As of September 30, 2024, approximately $1.1 billion of these U.S. net deferred tax assets had unlimited lives and approximately $200 million had limited lives, including $22 million of foreign tax credits, and the majority do not start to expire until 2030. As of December 31, 2023, approximately $1.0 billion of these U.S. net deferred tax assets had unlimited lives and approximately $200 million had limited lives, including $22 million of foreign tax credits, and the majority do not start to expire until 2030. In the U.S., as of December 31, 2023, we emerged from a three-year cumulative loss which was driven by business disruptions created by the COVID-19 pandemic. Our U.S. cumulative income for the three-years ended September 30, 2024 is primarily a result of gains from other comprehensive income rather than consistently profitable U.S. operating results. Our U.S. operating results for the first nine months of 2024 have shown improvement when compared to the first nine months of 2023.

In assessing our ability to utilize our net deferred tax assets, we primarily consider objectively verifiable evidence, including the improvement of our U.S. operating results during the first nine months of 2024 as a result of lower raw material and transportation costs and benefits from the Goodyear Forward plan compared to the first nine months of 2023. In addition, we consider our current forecasts of future profitability in assessing our ability to realize our deferred tax assets as well as the impact of tax planning strategies. These forecasts include the impact of recent trends and various macroeconomic factors such as the impact of raw material, transportation, labor and energy costs on our profitability. Our tax planning strategies include accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, repatriation of certain foreign royalty income, and other financing transactions, all of which would increase our domestic profitability.

We believe our improvement in U.S. operating results for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, as well as forecasts of future profitability, provide us sufficient positive evidence to conclude that it is more likely than not that, at September 30, 2024, our U.S. net deferred tax assets will be fully utilized. However, macroeconomic factors such as raw material, transportation, labor and energy costs possess a high degree of volatility and can significantly impact our profitability. In addition, certain tax provisions, such as the annual interest expense limitation under Section 163(j) of the Internal Revenue Code of 1986, if amended, could impact our analysis of the realizability of our U.S. deferred tax assets. If our U.S. operating results significantly decline in the future, we may need to record a valuation allowance which could adversely impact our operating results. As such, we will closely monitor our U.S. operations as well as any tax law changes to assess the realizability of our U.S. deferred tax assets.

At September 30, 2024 and December 31, 2023, we also had approximately $1.6 billion and $1.5 billion of foreign net deferred tax assets, respectively, and related valuation allowances of approximately $1.3 billion and $1.2 billion, respectively. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of approximately $1.1 billion on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances on our foreign deferred tax assets having a significant impact on our financial position or results of operations will exist within the next twelve months.

For further information regarding income taxes and the realizability of our deferred tax assets, including our foreign tax credits, refer to Note to the Consolidated Financial Statements No. 5, Income Taxes.

Minority shareholders’ net loss in the first nine months of 2024 was $6 million, primarily due to the closure of our Malaysia tire manufacturing facility, compared to net income of $7 million in the first nine months of 2023.

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

Total segment operating income for the third quarter of 2024 was $347 million, an increase of $11 million, or 3.3%, from $336 million in the third quarter of 2023. Total segment operating margin in the third quarter of 2024 was 7.2%, compared to 6.5% in the third quarter of 2023. Total segment operating income for the first nine months of 2024 was $933 million, an increase of $348 million, or 59.5%, from $585 million in the first nine months of 2023. Total segment operating margin in the first nine months of 2024 was 6.7%, compared to 3.9% in the first nine months of 2023.

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

Americas

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2024	2023	Change	Percent Change	2024	2023	Change	Percent Change
Tire Units	21.0	22.9	(1.9)	(8.3)%	59.6	64.2	(4.6)	(7.2)%
Net Sales	$2,858	$3,120	$(262)	(8.4)%	$8,143	$8,926	$(783)	(8.8)%
Operating Income	251	258	(7)	(2.7)%	671	440	231	52.5%
Operating Margin	8.8%	8.3%			8.2%	4.9%

Three Months Ended September 30, 2024 and 2023

Americas unit sales in the third quarter of 2024 decreased 1.9 million units, or 8.3%, to 21.0 million units. Replacement tire volume decreased 2.3 million units, or 11.3%, primarily in our consumer business, driven by increased competitiveness in the U.S. from the lower tier market and the transitory impact from distribution changes in Latin America. OE tire volume increased 0.4 million units, or 7.9%, primarily in our consumer business in Brazil.

Net sales in the third quarter of 2024 were $2,858 million, decreasing $262 million, or 8.4%, from $3,120 million in the third quarter of 2023. The decrease in net sales was primarily due to lower tire volume of $264 million, unfavorable foreign currency translation of $46 million, primarily related to the weakening of the Brazilian real and Mexican peso, and unfavorable price and product mix of $35 million. These decreases were partially offset by increased sales in other tire-related businesses of $37 million, primarily due to higher third-party chemical and retail sales, $33 million of sales lost during the third quarter of 2023 due to the Tupelo storm, and a $13 million benefit related to the Goodyear Forward plan.

Operating income in the third quarter of 2024 was $251 million, decreasing $7 million, or 2.7%, from $258 million in the third quarter of 2023. The decrease in operating income was due to lower tire volume of $59 million, higher conversion costs of $55 million, driven by the effect of lower tire production on fixed cost absorption and inflation, unfavorable price and product mix of $17 million, unfavorable foreign currency translation of $9 million, and higher raw material costs of $1 million. These decreases were partially offset by a $79 million benefit related to the Goodyear Forward plan, a benefit of $20 million from insurance proceeds for property damage and business interruptions resulting from storm damage events in prior years, increased earnings in other tire-related businesses of $19 million, primarily due to higher third-party chemical earnings, lower imported tire costs of $8 million, and $5 million related to the 2023 negative impact of the Tupelo storm. Operating income for the third quarter of 2024 includes incremental savings from rationalization plans of $7 million.

Operating income in the third quarter of 2024 excluded net rationalization charges of $5 million and asset write-offs, accelerated depreciation and accelerated lease costs of $1 million. Operating income in the third quarter of 2023 excluded net gains on asset sales of $6 million, net rationalization charges of $4 million, and asset write-offs and accelerated depreciation of $3 million.

Nine Months Ended September 30, 2024 and 2023

Americas unit sales in the first nine months of 2024 decreased 4.6 million units, or 7.2%, to 59.6 million units. Replacement tire volume decreased 5.2 million units, or 9.8%, primarily in our consumer business, driven by increased competitiveness in the U.S. from the lower tier market and the transitory impact from distribution changes in Latin America. OE tire volume increased 0.6 million units, or 5.2%, primarily in our consumer business in Brazil and the U.S.

Net sales in the first nine months of 2024 were $8,143 million, decreasing $783 million, or 8.8%, from $8,926 million in the first nine months of 2023. The decrease in net sales was primarily due to lower tire volume of $697 million, unfavorable price and product mix of $233 million, and unfavorable foreign currency translation of $23 million, primarily related to the weakening of the Brazilian real. These decreases were partially offset by $110 million of sales lost during the nine months of 2023 due to the Tupelo storm, a $34 million benefit related to the Goodyear Forward plan, and increased sales in other tire-related businesses of $26 million, primarily due to higher third-party retail and chemical sales.

Operating income in the first nine months of 2024 was $671 million, increasing $231 million, or 52.5%, from $440 million in the first nine months of 2023. The increase in operating income was due to lower raw material costs of $240 million, a $177 million benefit related to the Goodyear Forward plan, lower transportation and imported tire costs of $111 million, $55 million related to the 2023 negative impact of the Tupelo storm, a benefit of $39 million from insurance proceeds for property damage and business interruptions resulting from storm damage events in prior years, increased earnings in other tire-related businesses of $33 million, primarily due to higher third-party chemical and retail earnings, and lower SAG of $23 million. These increases were partially offset by unfavorable price and product mix of $194 million, lower tire volume of $141 million, and higher conversion costs of $115 million, driven by inflation and the effect of lower tire production on fixed cost absorption. Operating income for the first nine months of 2024 includes incremental savings from rationalization plans of $31 million.

Operating income in the first nine months of 2024 excluded net rationalization charges of $20 million, net gains on asset sales of $14 million, and asset write-offs, accelerated depreciation and accelerated lease costs of $11 million. Operating income in the first nine months of 2023 excluded net gains on asset sales of $68 million, asset write-offs and accelerated depreciation of $18 million, and net rationalization charges of $12 million.

Europe, Middle East and Africa

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2024	2023	Change	Percent Change	2024	2023	Change	Percent Change
Tire Units	12.2	12.5	(0.3)	(2.9)%	36.3	37.5	(1.2)	(3.1)%
Net Sales	$1,348	$1,374	$(26)	(1.9)%	$3,974	$4,207	$(233)	(5.5)%
Operating Income	24	22	2	9.1%	67	11	56	509.1%
Operating Margin	1.8%	1.6%			1.7%	0.3%

Three Months Ended September 30, 2024 and 2023

EMEA unit sales in the third quarter of 2024 decreased 0.3 million units, or 2.9%, to 12.2 million units. Replacement tire volume decreased 0.1 million units, or 2.1%, mainly driven by our consumer business, reflecting lower tire volume in Eastern Europe, particularly Turkey. OE tire volume decreased 0.2 million units, or 5.6%, primarily in our consumer business, driven by lower vehicle production.

Net sales in the third quarter of 2024 were $1,348 million, decreasing $26 million, or 1.9%, from $1,374 million in the third quarter of 2023. The decrease in net sales was primarily due to lower tire volume of $36 million and the negative impact of changes in foreign exchange rates of $25 million, driven by a weaker Turkish lira and euro, partially offset by a stronger Polish zloty. These decreases were partially offset by improvements in price and product mix of $24 million and higher sales in other tire-related businesses of $11 million, primarily due to growth in Fleet Solutions.

Operating income in the third quarter of 2024 was $24 million, increasing $2 million, or 9.1%, from $22 million in the third quarter of 2023. The increase in operating income was primarily due to a benefit related to the Goodyear Forward plan of $33 million, favorable price and product mix of $24 million, higher earnings in other tire-related businesses of $1 million, primarily due to Fleet Solutions, and favorable foreign currency translation of $1 million. These improvements were partially offset by higher conversion costs of $36 million, driven by the effect of decreased tire production on fixed cost absorption and inflation, lower tire volume of $7 million, higher raw material costs of $6 million, higher SAG of $5 million, primarily due to higher bad debt, and $3 million as a result of the Debica fire, primarily comprised of repair costs. Operating income for third quarter of 2024 includes incremental SAG savings from rationalization plans of $2 million.

Operating income in the third quarter of 2024 includes accelerated depreciation of $17 million and net rationalization reversals of $2 million. Operating income in the third quarter of 2023 excluded net rationalization charges of $139 million and accelerated depreciation of $5 million.

Nine Months Ended September 30, 2024 and 2023

EMEA unit sales in the first nine months of 2024 decreased 1.2 million units, or 3.1%, to 36.3 million units. Replacement tire volume decreased 1.0 million units, or 3.6%, mainly driven by our consumer business, reflecting the impacts of competitiveness from the lower tier market, and lower tire volume, particularly in Turkey. OE tire volume decreased 0.2 million units, or 1.5%, primarily in our consumer business, driven by lower vehicle production.

Net sales in the first nine months of 2024 were $3,974 million, decreasing $233 million, or 5.5%, from $4,207 million in the first nine months of 2023. The decrease in net sales was primarily driven by the negative impact of changes in foreign exchange rates of $112 million, driven by a weaker Turkish lira, partially offset by a stronger Polish zloty, British pound and euro, lower tire volume of $103 million, and unfavorable price and product mix of $33 million. These decreases were partially offset by higher sales in other tire-related businesses of $15 million, primarily due to growth in Fleet Solutions.

Operating income in the first nine months of 2024 was $67 million, increasing $56 million, or 509.1%, from $11 million in the first nine months of 2023. The increase in operating income was primarily due to lower raw material costs of $155 million and a benefit related to the Goodyear Forward plan of $84 million. These improvements were partially offset by higher conversion costs of $147 million, driven by the effect of decreased tire production on fixed cost absorption and inflation, higher SAG of $18 million, primarily due to higher bad debt and rent costs, and lower tire volume of $18 million. Operating income for the first nine months of 2024 includes incremental CGS and SAG savings from rationalization plans of $8 million and $7 million, respectively.

Operating income in the first nine months of 2024 excluded an $80 million gain on asset sales, accelerated depreciation and accelerated lease costs of $50 million, and net rationalization charges of $8 million. Operating income in the first nine months of 2023 excluded net rationalization charges of $227 million, accelerated depreciation of $13 million and recoveries of previously written-off accounts receivable and other assets of $10 million in Russia.

Asia Pacific

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2024	2023	Change	Percent Change	2024	2023	Change	Percent Change
Tire Units	9.3	9.9	(0.6)	(5.4)%	27.1	26.2	0.9	3.5%
Net Sales	$618	$648	$(30)	(4.6)%	$1,814	$1,817	$(3)	(0.2)%
Operating Income	72	56	16	28.6%	195	134	61	45.5%
Operating Margin	11.7%	8.6%			10.7%	7.4%

Three Months Ended September 30, 2024 and 2023

Asia Pacific unit sales in the third quarter of 2024 decreased 0.6 million units, or 5.4%, to 9.3 million units. Replacement tire volume decreased 0.7 million units, or 13.0%, due to softness in consumer replacement in most of our key markets, including Australia, China and India. OE tire volume increased 0.1 million units, or 3.6%, primarily driven by an increase in consumer EV fitments in China.

Net sales in the third quarter of 2024 were $618 million, decreasing $30 million, or 4.6%, from $648 million in the third quarter of 2023. The decrease in net sales was primarily due to lower tire volume of $33 million, lower sales in other tire-related businesses of $2 million, and unfavorable foreign currency translation of $2 million due to the strengthening of the U.S. dollar. The decrease is partially offset by favorable price and product mix of $8 million.

Operating income in the third quarter of 2024 was $72 million, increasing $16 million, or 28.6%, from $56 million in the third quarter of 2023. The increase in operating income was primarily due to favorable price and product mix of $19 million, a benefit related to the Goodyear Forward plan of $11 million, and lower SAG of $6 million, partially offset by higher raw material costs of $12 million and lower tire volume of $8 million.

Operating income in the third quarter of 2024 excluded asset write-offs, accelerated depreciation and accelerated lease costs of $7 million, net rationalization charges of $1 million, and net gains on asset sales of $1 million. Operating income in the third quarter of 2023 excluded net rationalization charges of $20 million.

Nine Months Ended September 30, 2024 and 2023

Asia Pacific unit sales in the first nine months of 2024 increased 0.9 million units, or 3.5%, to 27.1 million units. OE tire volume increased 2.1 million units, or 19.0%, primarily due to an increase in consumer EV fitments in China. Replacement tire volume decreased 1.2 million units, or 8.1%, due to softness in consumer replacement in most of our key markets, including Australia, China and India.

Net sales in the first nine months of 2024 were $1,814 million, decreasing $3 million, or 0.2%, from $1,817 million in the first nine months of 2023. The decrease in net sales was primarily due to unfavorable price and product mix of $33 million driven by the Australia transformation, unfavorable foreign currency translation of $33 million due to the strengthening of the U.S. dollar, and lower sales in other tire-related businesses of $1 million, partially offset by higher tire volume of $64 million.

Operating income in the first nine months of 2024 was $195 million, increasing $61 million, or 45.5%, from $134 million in the first nine months of 2023. The increase in operating income was primarily due to favorable price and product mix of $27 million, a benefit related to the Goodyear Forward plan of $24 million, higher tire volume of $16 million, and lower conversion costs of $6 million. These increases were partially offset by unfavorable foreign currency translation of $4 million and lower income in other tire-related businesses of $2 million.

Operating income in the first nine months of 2024 excluded asset write-offs, accelerated depreciation and accelerated lease costs of $37 million, net rationalization charges of $14 million, and net gains on asset sales of $1 million. Operating income in the first nine months of 2023 excluded net rationalization charges of $23 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.

At September 30, 2024, we had $905 million in cash and cash equivalents, compared to $902 million at December 31, 2023. For the nine months ended September 30, 2024, net cash used for operating activities was $591 million, reflecting cash used for working capital of $1,124 million and rationalization payments of $149 million, as well as the Company's net loss for the period of $12 million, which included non-cash charges for depreciation and amortization of $800 million, an intangible asset impairment of $125 million, net rationalization charges of $52 million, a non-cash gain on asset sales of $95 million, and a gain on insurance recoveries for damaged property, plant and equipment of $61 million. Net cash used for investing activities was $759 million, primarily representing capital expenditures of $912 million and loans to TireHub of $28 million, partially offset by proceeds from asset sales of $126 million, primarily related to the sale of a distribution center in Germany and the sale and leaseback of a warehouse in Americas, and insurance recoveries of $48 million for replacement of equipment damaged in the Debica fire and building damage in the Tupelo storm. Net cash provided by financing activities was $1,315 million, primarily due to net borrowings of $1,366 million.

At September 30, 2024, we had $2,508 million of unused availability under our various credit agreements, compared to $4,247 million at December 31, 2023. The table below presents unused availability under our credit facilities at those dates:

(In millions)	September 30, 2024	December 31, 2023
First lien revolving credit facility	$1,609	$2,241
European revolving credit facility	358	884
Chinese credit facilities	342	657
Mexican credit facility	—	116
Other foreign and domestic debt	199	349
	$2,508	$4,247

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

We expect our 2024 full-year cash flow needs to include capital expenditures of approximately $1,200 million, excluding approximately $50 million of capital expenditures covered by insurance. We also expect interest expense to be approximately $525 million; rationalization payments to be approximately $225 million; income tax payments to be approximately $175 million, excluding one-time items; and contributions to our funded pension plans to be $25 million to $35 million. We expect working capital to be a $150 million to $200 million use of operating cash flows.

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

Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, South Africa, Serbia and Argentina, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, South African, Serbian and Argentinian subsidiaries, which are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At September 30, 2024, approximately $828 million of net assets, including approximately $172 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China, South Africa, Serbia and Argentina have not adversely impacted our ability to make transfers out of those countries.

On October 22, 2024, one of our distributors, American Tire Distributors, Inc. and twelve related legal entities (“ATD”) filed Chapter 11 bankruptcy petitions. We have approximately $135 million in accounts receivable currently outstanding from ATD. As is customary in some Chapter 11 cases, the court entered an interim order authorizing, but not directing, ATD to pay pre-petition claims of certain critical vendors. We have reached an agreement with ATD regarding the payment of substantially all of our pre-petition claims with ATD. We do not currently expect ATD’s bankruptcy to have a material impact on our operating results, financial condition or liquidity.

Operating Activities

Net cash used for operating activities was $591 million in the first nine months of 2024, compared to net cash used for operating activities of $204 million in the first nine months of 2023. The $387 million increase in net cash used for operating activities was primarily due to an increase in cash used for working capital of $313 million, year-over-year changes in balance sheet accounts for Other Current Liabilities and Other Assets and Liabilities totaling $291 million, $81 million of costs related to the Goodyear Forward plan, and higher rationalization payments of $77 million, partially offset by higher earnings in our SBUs of $348 million.

The increase in cash used for working capital reflects an increase in cash used for Inventory of $849 million, partially offset by a decrease in cash used for Accounts Payable — Trade of $378 million and Accounts Receivable of $158 million. These changes were driven by lower sales volume in the first nine months 2024 compared to the first nine months of 2023.

Investing Activities

Net cash used for investing activities was $759 million in the first nine months of 2024, compared to $818 million in the first nine months of 2023. Capital expenditures were $912 million in the first nine months of 2024, compared to $807 million in the first nine months of 2023. Cash provided by asset dispositions and sale and leaseback transactions in the first nine months of 2024 was $126 million, compared to $76 million in the first nine months of 2023. Additionally, investing activities in the first nine months of 2024 include insurance recoveries of $48 million for the replacement of equipment damaged in the Debica fire and building damage in Tupelo and net loans to TireHub of $28 million, while investing activities in the first nine months of 2023 included net loans to TireHub of $61 million. Beyond expenditures required to sustain our facilities, capital expenditures in 2024 and 2023 primarily related to the modernization and expansion of tire manufacturing facilities around the world. Capital expenditures in 2024 also included the replacement of equipment in Debica and building assets in Tupelo.

Financing Activities

Net cash provided by financing activities was $1,315 million in the first nine months of 2024, compared to net cash provided by financing activities of $774 million in the first nine months of 2023. Financing activities in the first nine months of 2024 included net borrowings of $1,366 million and a decrease of $46 million in debt related costs and other transactions, primarily in our factored accounts receivable liability. Financing activities in the first nine months of 2023 included net borrowings of $787 million.

Credit Sources

In aggregate, we had total credit arrangements of $11,496 million available at September 30, 2024, of which $2,508 million were unused, compared to $11,743 million available at December 31, 2023, of which $4,247 million were unused. At September 30, 2024, we had long term credit arrangements totaling $10,580 million, of which $2,217 million were unused, compared to $10,983 million and $3,867 million, respectively, at December 31, 2023. At September 30, 2024, we had short term committed and uncommitted credit arrangements totaling $916 million, of which $291 million were unused, compared to $760 million and $380 million, respectively, at December 31, 2023. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lenders and may be terminated at any time.

Outstanding Notes

At September 30, 2024, we had $5,273 million of outstanding notes compared to $5,571 million at December 31, 2023.

On August 7, 2024 (the “Redemption Date”), we redeemed $300 million in aggregate principal amount of our outstanding 9.5% Senior Notes due 2025. The redemption price was equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest thereon to the Redemption Date.

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

Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks in an amount not to exceed $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion. As of September 30, 2024, our borrowing base was above the facility's stated amount of $2.75 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we would be required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess.

At September 30, 2024, we had $1,140 million of borrowings and $1 million of letters of credit issued under the revolving credit facility. At December 31, 2023, we had $385 million of borrowings and $1 million of letters of credit issued under the revolving credit facility.

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

At September 30, 2024, there were $201 million (€180 million) of borrowings outstanding under the German tranche, $336 million (€300 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility. At December 31, 2023, we had no borrowings and no letters of credit outstanding under the European revolving credit facility.

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

Accounts Receivable Securitization Facilities (On-Balance Sheet)

GEBV and certain other of our European subsidiaries are parties to a pan-European accounts receivable securitization facility that expires in 2027. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €30 million and not more than €450 million. For the period from October 19, 2023 through October 16, 2024, the designated maximum amount of the facility is €300 million. For the period from October 17, 2024 through October 16 2025, the designated maximum amount of the facility will remain €300 million.

The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GEBV subsidiaries. These subsidiaries retain servicing responsibilities. Utilization under this facility is based on eligible receivable balances.

The funding commitments under the facility will expire upon the earliest to occur of: (a) October 19, 2027, (b) the non-renewal and expiration (without substitution) of all of the back-up liquidity commitments, (c) the early termination of the facility according to its terms (generally upon an Early Amortisation Event (as defined in the facility), which includes, among other things, events similar to the events of default under our first lien revolving credit facility; certain tax law changes; or certain changes to law, regulation or accounting standards), or (d) our request for early termination of the facility. The facility’s current back-up liquidity commitments will expire on October 16, 2025.

At September 30, 2024, the amounts available and utilized under this program totaled $231 million (€207 million). At December 31, 2023, the amounts available and utilized under this program totaled $244 million (€221 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At September 30, 2024, the gross amount of receivables sold was $631 million, compared to $693 million at December 31, 2023.

Letters of Credit

At September 30, 2024, we had $215 million in letters of credit issued under bilateral letter of credit agreements and other foreign credit facilities. The majority of these letter of credit agreements are in lieu of security deposits.

Supplier Financing

We have entered into supplier finance programs with several financial institutions. Under these programs, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers. We agree to pay the financial institutions the stated amount of the confirmed invoices from the designated suppliers on the original due dates of the invoices. Invoice payment terms can be up to 120 days based on industry norms for the specific item purchased. We do not pay any fees to the financial institutions and we do not pledge any assets as security or provide other forms of guarantees for these programs. These programs allow our suppliers to sell their receivables to the financial institutions at the sole discretion of the suppliers and the financial institutions on terms that are negotiated among them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under these programs. The amounts available under these programs were $852 million and $892 million at September 30, 2024 and December 31, 2023, respectively. The amounts confirmed to the financial institutions were $606 million and $580 million at September 30, 2024 and December 31, 2023, respectively, and are included in Accounts Payable — Trade in our Consolidated Balance Sheets. All activity related to these obligations is presented within operating activities on the Consolidated Statements of Cash Flows.

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

We have an additional financial covenant in our first lien revolving credit facility that is currently not applicable. We become subject to that financial covenant when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $275 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for the most recent period of four consecutive fiscal quarters. As of September 30, 2024, our unused availability under this facility of $1,609 million, plus our Available Cash of $238 million, totaled $1,847 million, which is in excess of $275 million.

In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first lien revolving credit facility that are described above, similar non-financial covenants specifically applicable to GEBV and its subsidiaries, and a financial covenant applicable only to GEBV and its subsidiaries. This financial covenant provides that we are not permitted to allow GEBV’s ratio of Consolidated Net GEBV Indebtedness to Consolidated GEBV EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net GEBV Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GEBV and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries, and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net GEBV Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At September 30, 2024, we were in compliance with this financial covenant.

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

At September 30, 2024, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.

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

On July 22, 2024, we entered into a commitment letter (the “Commitment Letter”) to provide us a 364-day senior unsecured committed credit facility in an aggregate principal amount not to exceed $500 million (the “Committed Credit Facility”). If drawn, borrowings under the Committed Credit Facility would be required to be used solely to redeem our remaining outstanding 9.5% Senior Notes Due 2025 (the “9.5% Notes”).

Prior to any funding under the Committed Credit Facility, the aggregate commitments under the Commitment Letter for the Committed Credit Facility would be reduced by the amount of any proceeds received by us in respect of certain asset sales and by the amount of any 9.5% Notes redeemed, repurchased or otherwise repaid by us after the date of the Commitment Letter (other than the partial redemption of $300 million of the 9.5% Notes that occurred on August 7, 2024). The commitments of the lenders under the Commitment Letter are subject to the execution and delivery of definitive documentation with respect to the Committed Credit Facility and other customary conditions. The Commitment Letter will terminate on the earliest of (i) the redemption, repurchase or other repayment of all of the 9.5% Notes without the funding of the Committed Credit Facility, (ii) the execution and delivery of the Committed Credit Facility, (iii) our election to terminate the Commitment Letter, or (iv) June 2, 2025 (the final payment date for the 9.5% Notes).

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

We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During the first nine months of 2024, we did not repurchase any shares from employees.

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

Supplemental Guarantor Financial Information

Certain of our subsidiaries, which are listed on Exhibit 22.1 to this Quarterly Report on Form 10-Q and are generally holding or operating companies, have guaranteed our obligations under the $500 million outstanding principal amount of 9.5% senior notes due 2025, the $900 million outstanding principal amount of 5% senior notes due 2026, the $700 million outstanding principal amount of 4.875% senior notes due 2027, the $850 million outstanding principal amount of 5% senior notes due 2029, the $550 million outstanding principal amount of 5.25% senior notes due April 2031, the $600 million outstanding principal amount of 5.25% senior notes due July 2031 and the $450 million outstanding principal amount of 5.625% senior notes due 2033 (collectively, the “Notes”).

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

	Summarized Balance Sheets
(In millions)	September 30, 2024	December 31, 2023
Total Current Assets(1)	$6,027	$6,276
Total Non-Current Assets	8,615	8,669

Total Current Liabilities	$3,460	$3,615
Total Non-Current Liabilities	8,476	8,675
(1)
Includes receivables due from Non-Guarantor Subsidiaries of $1,684 million and $2,214 million as of September 30, 2024 and December 31, 2023, respectively.

	Summarized Statements of Operations
(In millions)	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Net Sales	$7,616	$11,166
Cost of Goods Sold	6,236	9,355
Selling, Administrative and General Expense	1,121	1,524
Intangible Asset Impairment	125	—
Rationalizations	21	67
Interest Expense	362	418
Other (Income) Expense	(126)	(106)
Income (Loss) before Income Taxes(2)	$(123)	$(92)

Net Income (Loss)	$(103)	$(31)
Goodyear Net Income (Loss)	$(103)	$(31)
(2)
Includes income from intercompany transactions with Non-Guarantor Subsidiaries of $470 million for the nine months ended September 30, 2024, primarily from royalties, intercompany product sales, dividends and interest, and $711 million for the year ended December 31, 2023, primarily from royalties, dividends, interest and intercompany product sales.

CRITICAL ACCOUNTING POLICIES

Goodwill and Intangible Assets. Goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if an indicator of impairment is present. Intangible assets with finite lives are amortized over their useful lives and are reviewed for impairment whenever events or circumstances warrant such review. Goodwill and intangible assets are written down to fair value if considered impaired. Goodwill and Intangible Assets totaled $759 million and $814 million, respectively, at September 30, 2024, compared to $781 million and $969 million, respectively, at December 31, 2023. The goodwill associated with reporting units in our Americas and Asia Pacific segments was $715 million and $44 million, respectively, at September 30, 2024, and $724 million and $57 million, respectively, at December 31, 2023.

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

Under the qualitative assessment, we assess whether it is more likely than not (defined as a likelihood of more than 50%) that the fair value of our goodwill or indefinite-lived intangible assets is less than the respective carrying values. If it is more likely than not that an impairment exists, then a quantitative impairment assessment is performed. If under the quantitative assessment the fair value is less than the carrying value, an impairment loss will be recorded for the difference between the carrying value and the fair value. Under the quantitative assessment, we estimate the fair value of goodwill using the discounted cash flows of a reporting unit. For indefinite-lived intangible assets we estimate the fair value using discounted cash flows following a relief-from-royalty method utilizing a market-based royalty rate. Forecasts of future cash flows are based on our best estimate of projected revenue and projected operating margin, based primarily on sales and production volume, pricing, raw material costs, market share, industry outlook, general economic conditions, and certain strategic actions we plan to implement. Cash flows are discounted using our weighted average cost of capital.

In the third quarter, we experienced a decline in our market capitalization as a result of a decrease in our stock price. Our stock price has a history of volatility, however, given the decrease was sustained throughout the quarter, we viewed this event as a triggering event and performed a quantitative analysis of the fair value of the North America reporting unit in our Americas segment. We determined the estimated fair value of our North America reporting unit based on discounted cash flow projections. The most critical assumptions used in the calculation of the fair value of our North America reporting unit are the projected revenue, projected operating margin and discount rate. Our forecast of future cash flows is based on our best estimate of projected revenue and projected operating margin, based primarily on pricing, raw material costs, market share, industry outlook, general economic conditions and strategic actions to improve Americas' operating margin. Based on our interim impairment test, the North America reporting unit had an estimated fair value that exceeded its carrying value, including goodwill, by approximately 14%.

The following table highlights the sensitivities of the North America reporting unit’s goodwill as of September 30, 2024:

North America Reporting Unit Goodwill
Assumption:
Approximate percentage by which the fair value exceeds the carrying value based on the interim impairment test	14%
Approximate percentage by which the fair value exceeds the carrying value if the discount rate were to increase by 0.5%	9%
Approximate percentage by which the fair value exceeds the carrying value if the projected operating margin were to decrease by 0.5%	6%
Approximate percentage by which the fair value exceeds the carrying value if the projected revenue were to decrease by 0.5%	13%

The fair value of the North America reporting unit’s goodwill is sensitive to differences between estimated and actual cash flows, including changes in the projected revenue, projected operating margin and discount rate used to evaluate the fair value of these assets. Although we believe our estimate of fair value is reasonable, the reporting unit’s future financial performance is dependent on our ability to execute our business plan and to successfully implement strategic actions which we expect will improve our long-term operating margin. If a reporting unit’s future financial performance falls below our expectations, there are adverse revisions to significant assumptions, or our market capitalization declines further or does not improve from the strategic actions we are implementing, this could be indicative that the fair values of each of our reporting units has declined below their carrying values, and therefore we may need to record a material, non-cash goodwill impairment charge in a future period.

During the third quarter, we experienced a decline in volumes primarily in our lower tier indefinite-lived intangible assets related to the acquisition of Cooper Tire as a result of increased competition from lower tier imports in the market. We viewed this event as a triggering event and performed a quantitative analysis of the fair value of our indefinite-lived intangible assets related to the acquisition of Cooper Tire as of September 30, 2024. Based on the results of the quantitative impairment assessments, the fair value of the intangibles was less than the carrying value, resulting in a non-cash impairment charge of $125 million during the third quarter of 2024. We determined the fair value of the indefinite-lived intangible assets using the relief from royalty method, which calculates the cost savings associated with owning rather than licensing the assets. The most critical assumptions used in the calculation of the fair value are projected revenue, discount rate and royalty rate. The fair value of the indefinite-lived intangible assets is sensitive to differences between estimated and actual revenue, including changes in the discount rate and royalty rate used to evaluate the fair value of these assets.

After the non-cash impairment charge, we identified $425 million of indefinite-lived intangibles assets related to the Cooper Tire acquisition for which the estimated fair values of our indefinite-lived intangible assets approximated their respective carrying values. Although we believe our estimate of fair value is reasonable, the indefinite-lived intangible asset performance is dependent on our ability to execute our business plan. If our future financial performance falls below our expectations, there are adverse revisions to significant assumptions, including projected revenues, discount rates or royalty rates, this could be indicative that the fair values of these indefinite-lived intangible assets has declined below their carrying values, and therefore we may need to record a material, non-cash impairment charge in a future period.

At September 30, 2024, after evaluating macroeconomic conditions and our current and future results of operations, we concluded that there were no triggering events and it was not more likely than not that the fair values of our reporting unit within our Asia Pacific segment or remaining indefinite-lived intangible assets were less than their respective carrying values and, therefore, did not have any impairment. Future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill, including discount rates and cash flow projections, could result in significantly different estimates of the fair values. A significant reduction in the estimated fair values could result in impairment charges that could adversely affect our results of operations.

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

Interest Rate Risk

We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At September 30, 2024, approximately 33% of our debt was at variable interest rates averaging 6.71%.

The following table presents information about long term fixed rate debt, excluding finance leases, at September 30, 2024:

(In millions)
Carrying amount — liability	$5,438
Fair value — liability	5,165
Pro forma fair value — liability	5,330

The pro forma information assumes a 100 basis point decrease in market interest rates at September 30, 2024, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.

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

The following table presents net foreign currency contract information at September 30, 2024:

(In millions)
Fair value — asset (liability)	$(16)
Pro forma decrease in fair value	(173)
Contract maturities	10/24 - 9/25

The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at September 30, 2024, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

Fair values are recognized on the Consolidated Balance Sheet at September 30, 2024 as follows:

(In millions)
Current asset (liability):
Accounts receivable	$4
Other current liabilities	(20)

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

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2024 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Asbestos Litigation

As reported in our Form 10-K for the year ended December 31, 2023, we were one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 35,800 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the first nine months of 2024, approximately 650 claims were filed against us and approximately 950 were settled or dismissed. The amounts expended on asbestos defense and claim resolution by us and our insurers during the first nine months of 2024 was $9 million. At September 30, 2024, there were approximately 35,500 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. Refer to Note to the Consolidated Financial Statements No. 12, Commitments and Contingent Liabilities, for additional information on asbestos litigation.

Reference is made to Item 3 of Part I of our 2023 Form 10-K and to Item I of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 for additional discussion of legal proceedings.

ITEM 1A. RISK FACTORS.

Refer to “Item 1A. Risk Factors” in our 2023 Form 10-K and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 for a discussion of our risk factors.

ITEM 5. OTHER INFORMATION.

During the quarterly period ended September 30, 2024, none of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS.

Refer to the Index of Exhibits, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2024

INDEX OF EXHIBITS

Exhibit Table Item No.	Description of Exhibit	Exhibit Number

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

(a)	Share and Asset Purchase Agreement, dated as of July 22, 2024, by and between the Company and The Yokohama Rubber Company, Limited.*	2.1

10	Material Contracts

(a)	Amended and Restated Commitment Letter, dated as of August 6, 2024, by and among the Company, Goldman Sachs Bank USA, BNP Paribas, BNP Paribas Securities Corp., Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., and JPMorgan Chase Bank, N.A.	10.1

22	Subsidiary Guarantors of Guaranteed Securities

(a)	List of Subsidiary Guarantors.	22.1

31	Rule 13a-14(a) Certifications

(a)	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.2

32	Section 1350 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.	32.1

101	Interactive Data Files

	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	101.INS

	Inline XBRL Taxonomy Extension Schema Document.	101.SCH

104	Cover Page Interactive Data File

The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

* Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

The representations, warranties and covenants contained in any agreement filed as an exhibit to this Quarterly Report on Form 10-Q were made solely for purposes of the agreement and as of specific dates, were solely for the benefit of the parties to the agreement, may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to security holders. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	November 5, 2024	By	/s/ MARGARET V. SNYDER

Margaret V. Snyder, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the Principal Accounting Officer of the Registrant.)