Form 10-K
period 2024-12-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2025-02-14
CIK 42582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the common stock held by nonaffiliates of the registrant, computed by reference to the last sales price of such common stock as of the closing of trading on June 28, 2024, was approximately $3.2 billion.

Shares of Common Stock, Without Par Value, outstanding at January 31, 2025:

284,974,263

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 14, 2025 are incorporated by reference in Part III.

THE GOODYEAR TIRE & RUBBER COMPANY

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2024

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

We are one of the world’s leading manufacturers of tires, engaging in operations in most regions of the world. In 2024, our net sales were $18,878 million and Goodyear net income was $70 million. We develop, manufacture, distribute and sell tires for most applications. We also manufacture and sell rubber-related chemicals for various applications. We are one of the world’s largest operators of commercial truck service and tire retreading centers. We operate approximately 800 retail outlets where we offer our products for sale to consumer and commercial customers and provide repair and other services. We manufacture our products in 53 manufacturing facilities in 20 countries, including the United States, and we have marketing operations in almost every country around the world. We employ approximately 68,000 full-time and temporary associates worldwide.

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

Goodyear Forward’s goals are to deliver: (1) gross proceeds in excess of $2 billion from portfolio optimization by pursuing strategic alternatives for our chemical business, the Dunlop brand and our off-the-road ("OTR") tire business, (2) cost reduction actions driving an annual, run-rate benefit of approximately $1.3 billion by the end of 2025, (3) top line actions driving an annual, run-rate benefit of approximately $200 million by the end of 2025, (4) segment operating income margin doubling to 10% by the end of 2025, and (5) improved leverage by the end of 2025.

On January 7, 2025, we entered into a Purchase Agreement (the “Dunlop Purchase Agreement”) with Sumitomo Rubber Industries, Ltd. (“SRI”) relating to the sale of the Dunlop brand in Europe, North America and Oceania for consumer, commercial and other specialty tires, together with certain associated intellectual property and other intangible assets, for a purchase price of $526 million. SRI will also pay us an up-front transition support fee of $105 million for our support in transitioning the Dunlop brand, related intellectual property and Dunlop customers to SRI. SRI will also acquire our existing Dunlop tire inventory. The Dunlop Purchase Agreement also contemplates entering into a number of ancillary agreements, including (a) a transition license agreement, pursuant to which we will continue to manufacture, sell and distribute Dunlop-branded consumer tires in Europe for an initial period from the closing of the transaction until December 31, 2025, which may be extended to December 31, 2026, and during which we will pay SRI a royalty on such Dunlop sales but will otherwise retain all profits therefrom; (b) a transition offtake agreement, pursuant to which we will sell to SRI certain Dunlop-branded consumer tire products for a period of up to five years, commencing after termination or expiration of the transition license agreement, subject to the terms and conditions set forth therein; and (c) we will license back the Dunlop brand from SRI for commercial tires in Europe on a long-term basis, subject to a royalty on sales. The transaction is subject to customary closing conditions, including the receipt of required regulatory approvals.

On February 3, 2025, we completed the sale of our OTR tire business to The Yokohama Rubber Company, Limited (“Yokohama”) pursuant to the terms of the Share and Asset Purchase Agreement, dated as of July 22, 2024 (the “OTR Purchase Agreement”). Pursuant to the OTR Purchase Agreement, Yokohama acquired the Company’s OTR business for a purchase price of $905 million in cash, subject to certain adjustments set forth in the OTR Purchase Agreement. In conjunction with the sale of the OTR business, we entered into several ancillary agreements, including a product supply agreement, pursuant to which we will supply to Yokohama certain OTR tires for an initial period of up to 5 years, subject to the terms and conditions set forth therein, including an exit and asset relocation plan to be mutually agreed upon by the parties pursuant to which, beginning no earlier than the 2nd anniversary of closing of the transaction, the production of those OTR tires will transition to Yokohama’s facilities.

GENERAL INFORMATION REGARDING OUR SEGMENTS

For the year ended December 31, 2024, we operated our business through three operating segments representing our regional tire businesses: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific.

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

In each case, our tires are offered for sale to vehicle manufacturers for mounting as original equipment (“OE”) and for replacement worldwide. We manufacture and sell tires under the Goodyear, Cooper, Dunlop, Kelly, Mastercraft, Roadmaster, Debica, Sava, Fulda, Mickey Thompson, Avon and Remington brands and various “house” brands, and the private-label brands of certain customers. In certain geographic areas we also:

•
retread truck, aviation and OTR tires,
•
manufacture and sell tread rubber and other tire retreading materials,
•
sell chemical products, and/or
•
provide automotive and commercial repair services and miscellaneous other products and services.

Our principal products are new tires for most applications. Approximately 85% of our sales in 2024 and 86% in 2023 and 2022 were for tire units. Sales of chemical products to unaffiliated customers were 3% of our consolidated sales in 2024, 2% in 2023 and 3% in 2022 (5%, 4% and 5% of Americas total sales in 2024, 2023 and 2022, respectively). The percentages of each segment’s sales attributable to tire units during the periods indicated were:

	Year Ended December 31,
Tire Unit Sales	2024	2023	2022
Americas	82%	84%	84%
Europe, Middle East and Africa	87	88	88
Asia Pacific	95	95	94

Each segment exports tires to other segments. The financial results of each segment exclude sales of tires exported to other segments, but include operating income derived from such transactions.

Goodyear does not include motorcycle, aviation or race tires in reported tire unit sales.

Tire unit sales for each segment during the periods indicated were:

GOODYEAR’S ANNUAL TIRE UNIT SALES — SEGMENT

	Year Ended December 31,
(In millions of tires)	2024	2023	2022
Americas	81.6	87.3	95.0
Europe, Middle East and Africa	48.9	49.9	55.1
Asia Pacific	36.1	36.1	34.4
Goodyear worldwide tire units	166.6	173.3	184.5

Our replacement and OE tire unit sales during the periods indicated were:

GOODYEAR’S ANNUAL TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2024	2023	2022
Replacement tire units	120.7	130.2	143.9
OE tire units	45.9	43.1	40.6
Goodyear worldwide tire units	166.6	173.3	184.5

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

AMERICAS

Americas, our largest segment in terms of revenue, develops, manufactures, distributes and sells tires and related products and services in North, Central and South America, and sells tires to various export markets, primarily through intersegment sales. Americas manufactures tires in eight plants in the United States, two plants in Canada, two plants in Mexico and four plants in Brazil, Chile, Colombia and Peru.

Americas manufactures and sells tires for automobiles, trucks, buses, earthmoving, mining and industrial equipment, aircraft, and various other applications.

Goodyear brand radial passenger tire lines sold throughout Americas include the Assurance family of product lines for the premium and mid-tier passenger and cross-over utility segments; the Eagle Performance family of product lines for the high-performance segment; the Wrangler family of product lines for the sport utility vehicle and light truck segments; as well as the WinterCommand and Ultra Grip family of winter tires. Cooper brand radial passenger tire lines sold throughout Americas include those sold under the Cooper and Mastercraft brands. We also offer Mickey Thompson brand radial tire lines, including the Baja family of product lines and Street Comp for the light truck, off-road and performance enthusiast segments; Additionally, we offer Dunlop brand radial tire lines, including the Signature and SP Sport family for the passenger and performance segments; Grandtrek tires for the cross-over and sport utility vehicle and light truck segments; and Winter Maxx tires for the winter tire segment. Americas also manufactures and sells several lines of Kelly brand radial tires for passenger cars and light trucks including the Kelly Edge Touring Plus, Edge Sport and Safari AT. Our Americas commercial business provides commercial truck tires, retreads, services and business solutions to trucking fleets. Cooper brand commercial tires sold throughout Americas include those sold under the Roadmaster brand. Americas also:

•
manufactures tread rubber and other tire retreading materials for trucks, heavy equipment and aviation,
•
retreads truck, aviation and OTR tires, primarily as a service to its commercial customers,
•
sells products and installation services online through our websites, www.goodyear.com for consumer tires and www.goodyeartrucktires.com for commercial tires,
•
provides automotive maintenance and repair services at approximately 510 Company-owned retail outlets primarily under the Goodyear or Just Tires names,
•
provides trucking fleets with new tires, retreads, mechanical service, preventative maintenance and roadside assistance from approximately 230 Company-owned locations, primarily Goodyear Commercial Tire & Service Centers,
•
sells automotive repair and maintenance items, automotive equipment and accessories and other items to dealers and consumers,
•
sells chemical products and natural rubber to Goodyear’s other business segments and to unaffiliated customers, and
•
provides miscellaneous other products and services.

In 2024, Americas launched several new consumer tires under the Goodyear, Cooper, Kelly and Mastercraft brands, including the Goodyear Assurance WeatherReady 2, the Goodyear ElectricDrive 2, the Goodyear Ultra Grip Performance 3, the Cooper Discoverer Stronghold AT, the Kelly Safari AT and the Mastercraft Avenger. Americas' commercial business launched new tires under the Goodyear RangeMax line, providing a regional drive tire for emerging commercial electric vehicles and new premium retread products under the Fuel Max, ArmorMax and UrbanMax lines for both regional and extreme mixed service customers. Americas also launched new tires under the Cooper WorkSeries and SevereSeries lines for regional and mixed service commercial customers.

Markets and Other Information

Tire unit sales to replacement and OE customers served by Americas during the periods indicated were:

AMERICAS UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2024	2023	2022
Replacement tire units	66.6	73.2	80.5
OE tire units	15.0	14.1	14.5
Total tire units	81.6	87.3	95.0

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

In 2024, EMEA launched a number of new consumer tires under the Goodyear, Dunlop, Debica, Sava, Avon and Fulda brands, including the Goodyear Eagle F1 Asymmetric 6 for the summer SUV and EV segments, the Goodyear Eagle Sport 2 SUV and the Eagle Sport 2 UHP for the summer high-performance segment in emerging markets and the Dunlop All Season 2 for the all-season segment. EMEA also enhanced its commercial tire portfolio in premium and quality segments, including the introduction of the Goodyear EQMAX and EQMAX ULTRA tire range, a more sustainable truck tire that is intended to meet the evolving demands of the transportation industry.

Markets and Other Information

Tire unit sales to replacement and OE customers served by EMEA during the periods indicated were:

EUROPE, MIDDLE EAST AND AFRICA UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2024	2023	2022
Replacement tire units	36.0	36.8	43.0
OE tire units	12.9	13.1	12.1
Total tire units	48.9	49.9	55.1

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

ASIA PACIFIC

Our Asia Pacific segment develops, manufactures, distributes and sells tires for automobiles, trucks, buses, aircraft, farm, and earthmoving, mining and industrial equipment throughout the Asia Pacific region, and sells tires to various export markets, primarily through intersegment sales. Asia Pacific manufactures tires in seven plants in China, India, Indonesia and Thailand. Asia Pacific also:

•
retreads truck tires and aviation tires,
•
manufactures tread rubber and other tire retreading materials for aviation tires,
•
provides automotive maintenance and repair services through a network of licensed and franchised retail stores, and
•
provides miscellaneous other products and services.

In 2024, Asia Pacific released new consumer tires under the Goodyear, Mickey Thompson and Cooper brands, including the Goodyear Wrangler Boulder MT, the Goodyear ElectricDrive with Sustainable Materials, the Mickey Thompson Baja Boss A/T, Baja Legend EXP and Baja Legend MTZ, and the Cooper Discoverer RoadTrail AT. Asia Pacific also released new commercial tires for its Goodyear Kmax, Urbanmax and Offroad tire lines.

Markets and Other Information

Tire unit sales to replacement and OE customers served by Asia Pacific during the periods indicated were:

ASIA PACIFIC UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2024	2023	2022
Replacement tire units	18.1	20.2	20.4
OE tire units	18.0	15.9	14.0
Total tire units	36.1	36.1	34.4

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

GENERAL BUSINESS INFORMATION

Sources and Availability of Raw Materials

The principal raw materials used by Goodyear are synthetic and natural rubber. Synthetic rubber accounted for approximately 50% of all rubber consumed by us in 2024. Our plants located in Beaumont and Houston, Texas supply a major portion of our global synthetic rubber requirements. We purchase all of our requirements for natural rubber in the world market.

Other important raw materials and components we use are carbon black, steel cord, fabrics and petrochemical-based commodities. Substantially all of these raw materials and components are purchased from independent suppliers, except for certain chemicals we manufacture. We purchase most raw materials and components in significant quantities from several suppliers, except in those instances where only one or a few qualified sources are available. Raw material costs were lower in 2024 as compared to 2023; however, were higher in the fourth quarter of 2024 as compared to the fourth quarter of 2023. We anticipate the continued availability of raw materials and components we will require during 2025, subject to spot shortages and unexpected disruptions caused by natural disasters, such as hurricanes, or other events.

Substantial quantities of fuel and other petrochemical-based commodities are used in the production of tires, synthetic rubber and other products. Supplies of such fuels and commodities have been and are expected to continue to be available to us in quantities sufficient to satisfy our anticipated requirements, subject to spot shortages.

Human Capital Management

At December 31, 2024, we employed approximately 68,000 full-time and temporary associates throughout the world, including approximately 38,000 associates covered under collective bargaining agreements. Approximately 5,100 of our associates in the United States are covered by a master collective bargaining agreement between Goodyear and the United Steelworkers ("USW"), which expires in July 2026. Approximately 2,000 of our associates at our Texarkana and Findlay plants in the United States are covered by separate collective bargaining agreements with the USW, which expire in October 2028. In addition, approximately 800 of our associates in the United States are covered by other contracts with the USW and various other unions. Approximately 22,000 of our associates outside of the United States are covered by union contracts that currently have expired or that will expire in 2025, primarily in Germany, Poland, Brazil, Mexico, China, Slovenia, Turkey, Chile, Serbia and India. Unions represent a major portion of our associates in the United States and Europe.

Engaging and enabling our associates to realize their full potential is one of our core strategies. This starts with attracting top talent and is followed by fostering inclusion, promoting engagement, offering opportunities for skill and career development, supporting health and wellness, providing a safe and healthy workplace, making a positive impact in our communities, and expecting our associates to know and comply with our compliance and ethics policies.

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

Engagement and Inclusion — An engaged and inclusive workforce is critical to our long-term success. Embracing and valuing differences allows us to attract top talent, improve associate satisfaction and engagement, foster innovation, and meld varying experiences and perspectives to drive enhanced customer service, business creativity and decision-making. Our goal is to create a work environment where people have a real sense of belonging and are able to thrive. Our commitment is reflected in the policies that govern our workforce, such as our Business Conduct Manual and Global Zero Tolerance policy and is evidenced in our recruiting strategies, succession planning, training and Employee Resource Groups (“ERGs”), which are key to our inclusion efforts. Our ERGs provide all associates access to coaching, mentoring and professional development, and include ADAPT (Abled and Disabled Associates Partnering Together), Goodyear Asia India Middle East (AIM), Goodyear Black Network, Goodyear Veterans Association, Goodyear Women’s Network, Goodyear Pride Network, HOLA (Hispanic/Latino) and Next Generation Leaders.

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

Patents and Trademarks

We own approximately 1,600 product, process and equipment patents issued by the United States Patent Office and approximately 4,100 patents issued or granted in other countries around the world. We have approximately 300 applications for United States patents pending and approximately 600 patent applications on file in other countries around the world. While such patents and patent applications as a group are important, we do not consider any patent or patent application to be of such importance that the loss or expiration thereof would materially affect Goodyear or any business segment.

We own, control or use approximately 1,500 different trademarks, including several using the word “Goodyear,” the word “Dunlop” or the word “Cooper.” Approximately 9,100 registrations and 300 pending applications worldwide protect these trademarks. While such trademarks as a group are important, the only trademarks we consider material to our business, or to the business of any of our segments, are those using the word “Goodyear” or the word “Cooper,” and with respect to certain of our international business segments, those using the word “Dunlop.” We believe our trademarks are valid and most are of unlimited duration as long as they are adequately protected and appropriately used.

Compliance with Government Regulations

We are subject to extensive regulation under environmental and occupational safety and health laws and regulations worldwide. These laws and regulations relate to, among other things, air emissions, discharges to surface and underground waters, the generation, handling, storage, transportation and disposal of waste materials and hazardous substances, and workplace safety and health. We have several continuing programs designed to ensure compliance with foreign, federal, state and local environmental and occupational safety and health laws and regulations. We expect capital expenditures for pollution control facilities and occupational safety and health projects to be approximately $50 million and $45 million in 2025 and 2026, respectively.

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

Climate Change and Sustainability

We are committed to reaching net-zero greenhouse gas (GHG) emissions across our value chain by 2050 from a 2019 base year. In addition, we are committed to reducing absolute Scope 1 and 2 GHG emissions by 46% by 2030 from a 2019 base year, and absolute Scope 3 GHG emissions from purchased goods and services, fuel and energy-related activities and upstream transportation by 28% within the same timeframe. Our science-based near-term and net-zero GHG reduction targets were validated by the Science Based Targets initiative (SBTi) in 2023.

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

The move to a low-carbon economy creates growth opportunities within the tire industry that we are positioned to leverage through our continued innovation. We have a proven track record of producing tires for electric and autonomous vehicles, developing tires and rubber compounds that contribute to reduced GHG emissions by lowering rolling resistance and reducing tire weight, and providing fleet solution services that promote fuel efficiency. We maintain strong relationships with our supply chain partners which, coupled with our global scale, can be leveraged to either avoid or minimize climate-related supply chain disruptions.

Additionally, we have established a robust process that uses internal and external insights to identify, assess and report climate-related risks and opportunities. Such risks include an increase in severe weather events that could temporarily disrupt our operations, supply chain or the operations of our customers and the cost of compliance associated with increased climate-related regulations globally, including increased disclosure obligations or being subject to carbon taxes or similar mechanisms in the European Union or the emergence of such programs in other countries. Refer to Item 1A. "Risk Factors" for a discussion of these and our other risk factors.

Federal, state, local and foreign governments and regulatory agencies continue to consider various options and measures to control GHG emissions in response to climate change. We strive to comply with all applicable laws and regulations, carefully monitor, track and collect our energy usage and GHG emissions, and set company-wide and facility-specific goals to reduce our operational impacts. As part of our commitment to reduce our operational impact, we continue to focus on reducing energy consumption and emissions in our factories and utilizing renewable energy sources. Goodyear has committed to using 100% renewable electricity in all manufacturing facilities by 2030 and 100% renewable energy in all manufacturing facilities by 2040.

We continue to focus on the resiliency of our supply chain and business by developing sustainable material sources and increasing our use of sustainable materials that deliver product performance while meeting our high standards of quality and safety. Sustainable materials refers to a bio-based (defined as material of biological origin); renewable; or recycled (defined as material that has been reprocessed from recovered or reclaimed material); or one produced using or contributing to other practices designed to promote resource conservation and/or emissions reductions, including ISCC PLUS mass-balance (defined as a certification verifying our capability to track the amount and sustainability characteristics of circular and/or bio-based material in the value chain and attribute it based on verifiable bookkeeping).

In early 2024, we introduced the ElectricDrive 2, an all-season EV tire with 50% sustainable materials by weight, improved rolling resistance and long-lasting tread life to maximize performance in the United States. In September, we unveiled the EQMAX and EQMAX ULTRA, made with up to 55% sustainable materials in EMEA. And, in November 2024, we introduced the Electric Drive Sustainable-Material Tire, a summer EV tire with more than 70% sustainable materials by weight, engineered to provide superior grip and quietness for EV owners, to the Chinese market. Goodyear has a goal to introduce the industry's first 100% sustainable material tire by 2030.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below are: (1) the names and ages of all executive officers of the Company at February 14, 2025, (2) all positions with the Company presently held by each such person, and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Position(s) Held	Age

Mark W. Stewart	Chief Executive Officer and President	57

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

Christina L. Zamarro	Executive Vice President and Chief Financial Officer	53

Ms. Zamarro was named Executive Vice President and Chief Financial Officer on January 1, 2023. She is Goodyear’s principal financial officer. Ms. Zamarro joined Goodyear in 2007 and has served as Vice President, FP&A and Investor Relations (April 2018 to April 2020) and Vice President, Finance and Treasurer (May 2020 to December 31, 2022).

Ryan Waldron	President, Americas	52

Mr. Waldron was named President, Americas on April 19, 2024. He is the executive officer responsible for Goodyear's operations in North, Central and South America. Mr. Waldron joined Goodyear in 2003 and has served as Vice President, Global Off-Highway and Chemical Operations (January 2020 to April 2023) and President, North America Consumer (April 2023 to April 2024).

Christopher R. Delaney	President, Europe, Middle East and Africa	63

Mr. Delaney was named President, Europe, Middle East and Africa in September 2017. He is the executive officer responsible for Goodyear’s operations in Europe, the Middle East and Africa. Mr. Delaney joined Goodyear in 2015.

Nathaniel Madarang	President, Asia Pacific	54

Mr. Madarang was named President, Asia Pacific in March 2021. He is the executive officer responsible for Goodyear’s operations in Asia, Australia, New Zealand and the Western Pacific. Mr. Madarang joined Goodyear in 2008 and has served as Managing Director, China (October 2019 to February 2021).

Laura P. Duda	Senior Vice President and Chief Communications Officer	55

Ms. Duda was named Senior Vice President and Chief Communications Officer in January 2019. She is the executive officer responsible for Goodyear’s communications activities worldwide. Ms. Duda joined Goodyear in 2016.

Nicole Gray	Senior Vice President and Chief Human Resources Officer	47

Ms. Gray was named Senior Vice President and Chief Human Resources Officer on July 1, 2024. She is the executive officer responsible for Goodyear’s global human resources activities. Ms. Gray joined Goodyear in 2016 and has served as Senior Legal Counsel, Employment & Labor Law (December 2016 to July 2020), Senior Director, Human Resources – Corporate Functions (April 2019 to February 2021), Vice President, Human Resources – Global Corporate Functions (March 2021 to January 2023), and Vice President, Human Resources – Global Corporate Functions & Strategic Business Initiatives (February 2023 to June 2024).

Christopher P. Helsel	Senior Vice President and Chief Technology Officer	59

Mr. Helsel was named Senior Vice President and Chief Technology Officer on January 13, 2025. He is the executive officer responsible for Goodyear’s product design and research and development activities. Mr. Helsel joined Goodyear in 1996 and has served as Senior Vice President and Chief Technology Officer (February 2019 to February 2021) and Senior Vice President, Global Operations and Chief Technology Officer (March 2021 to January 12, 2025).

Don Metzelaar	Senior Vice President, Global Manufacturing and Supply Chain	54

Mr. Metzelaar joined Goodyear and was named Senior Vice President, Global Manufacturing and Supply Chain, on January 13, 2025. He is the executive officer responsible for Goodyear’s global manufacturing and supply chain activities. Prior to joining Goodyear, Mr. Metzelaar was employed by several global industrial manufacturers, including as Vice President, Global Supply Chain Strategy & Transformation at Honeywell International Inc. (May 2019 to January 2021), Vice President, Integrated Supply Chain, Manufacturing & Quality at Whirlpool Corporation (January 2021 to August 2023), and Global Vice President and Chief Manufacturing Officer at Johnson Controls International plc (August 2023 to January 2025).

Name	Position(s) Held	Age

David E. Phillips	Senior Vice President and General Counsel	49
Mr. Phillips was named Senior Vice President and General Counsel in June 2019. He is Goodyear's chief legal officer. Mr. Phillips joined Goodyear in 2011.

Margaret V. Snyder	Vice President and Controller	40

Ms. Snyder was named Vice President and Controller in March 2023. She is Goodyear's principal accounting officer. Ms. Snyder joined Goodyear in 2020 and has served as Director, Corporate Accounting and Financial Reporting (April 2020 to November 2022) and Controller, Latin America (December 2022 to March 2023). Prior to joining Goodyear, Ms. Snyder was Senior Manager, Accounting & Auditing, at Ernst & Young LLP from October 2015 to April 2020.

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

In addition, our ability to successfully market and sell our chemical business is subject to prevailing general and industry-specific economic conditions and certain financial, business and other factors beyond our control. We cannot assure you that we will be able to sell this business within the time frames set out in the Goodyear Forward plan or at all or, even if we were able to take such action, that we could do so at a price and on terms that are acceptable to us.

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

The consummation of the sale of the Dunlop brand to Sumitomo Rubber Industries, Ltd. is subject to closing conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the sale in a timely manner or at all could have adverse effects on us.

On January 7, 2025, Goodyear and SRI entered into the Dunlop Purchase Agreement relating to the sale of the Dunlop brand for consumer, commercial and other specialty tires, together with certain associated intellectual property, other intangible assets and inventory (the “Transaction”).

The Transaction is subject to the satisfaction of customary closing conditions, including the receipt of required regulatory approvals; the absence of any judgments or orders enjoining or otherwise prohibiting the Transaction; the accuracy of the representations and warranties of the other party; the compliance by each party with its covenants in all material respects; and the absence of a material adverse effect with respect to the Dunlop business operated by us.

The Dunlop Purchase Agreement contains customary termination rights, including if the closing of the Transaction (the “Closing”) has not occurred on or prior to October 7, 2025 (as it may be extended, the “Outside Date”), subject to certain rights of each party to extend the Outside Date if certain regulatory conditions to Closing have not been satisfied.

Although it is not a condition to Closing, the sale of the Dunlop brand will require a waiver or an amendment of our European revolving credit facility. We cannot assure you that such waiver or amendment, or alternative financing, can be obtained, or if obtained, will be on terms acceptable to us.

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
•
if the Dunlop Purchase Agreement is terminated and we seek another buyer for the Dunlop brand, our shareholders cannot be certain that we will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms of the Dunlop Purchase Agreement;
•
time and resources committed by our management to matters relating to the Transaction could otherwise have been devoted to pursuing other beneficial opportunities for us;
•
we may experience negative reactions from the financial markets or from our customers, suppliers or employees;
•
we will be required to pay our costs relating to the Transaction, such as legal, accounting and financial advisory fees, whether or not the Transaction is completed; and
•
litigation related to any failure to complete the Transaction or related to any enforcement proceeding commenced against us to perform our obligations pursuant to the Dunlop Purchase Agreement.

Similarly, delays in the completion of the Transaction could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the Transaction.

The sales of our OTR tire business and the Dunlop brand may disrupt our current and future plans or operations.

The ancillary agreements for the sale of the OTR tire business include a product supply agreement and a transition services agreement, and the ancillary agreements for the sale of the Dunlop brand include a transition license agreement, a transition offtake agreement and a commercial truck tire license from SRI to us. As a result, we will have significant continuing obligations to the respective purchasers of these businesses.

There can be no assurance that we will be able to successfully separate these businesses or otherwise fully realize the expected benefits of these asset sales. Difficulties in separating the businesses may result in us performing differently than expected, in operational challenges or in unabsorbed overhead and other costs, especially during the implementation of the wind-down periods contemplated by the OTR product supply agreement and the Dunlop transition offtake agreement. The separation of the businesses may result in material challenges, including the diversion of management’s attention from ongoing business concerns; retaining key management and other employees; retaining or attracting business and operational relationships, including retaining Goodyear brand consumer tire customers in EMEA; the possibility of faulty assumptions underlying expectations regarding the benefits from the ancillary agreements, the separation process and associated expenses; separating corporate and administrative infrastructures, including information technology, manufacturing and other systems; coordinating these activities in geographically dispersed locations; as well as potential unknown liabilities or unforeseen expenses relating to the ancillary agreements, the business separations or any delays in separation activities.

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

Deterioration of global or regional economic conditions, including recession, financial instability, inflation, labor shortages or energy availability and costs (including fuel surcharges), could negatively impact our business and our results of operations. A prolonged economic downturn can adversely affect OE production levels and consumer spending habits on replacement tires, resulting in lower-than-expected net sales. Inflation, which has risen significantly in recent years, has and may continue to increase our operational costs, including labor, transportation and energy costs, and increases in interest rates in response to concerns about inflation may have the effect of further increasing economic uncertainty or creating recessionary economic conditions. As a result, instability and weakness of the U.S. and global economies, including due to recession, inflation, high unemployment, disruptions to financial markets, geopolitical events and public health crises, and the corresponding negative effects on consumer spending, may materially negatively affect our business and results of operations, including impairment charges relating to goodwill, intangible assets, investments and other long-lived assets.

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

We are a party to collective bargaining contracts with our labor unions, which represent a significant number of our employees, including our collective bargaining agreements with the USW. Our primary collective bargaining agreement with the USW, which covers approximately 5,100 of our associates in the United States at December 31, 2024, expires in July 2026. Approximately 2,000 of our associates at our Texarkana and Findlay plants in the United States at December 31, 2024 are covered by separate collective bargaining agreements with the USW, which expire in October 2028. In addition, approximately 22,000 of our associates outside of the United States are covered by union contracts that have expired or are expiring in 2025, primarily in Germany, Poland, Brazil, Mexico, China, Slovenia, Turkey, Chile, Serbia and India. Although we believe that our relations with our associates are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage or interruption, we could experience a significant disruption of, or inefficiencies in, our operations or incur higher labor costs, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

Automotive vehicle production and global tire industry demand continues to be difficult to predict. Although sales to our OE customers accounted for approximately 18% of our net sales in 2024, demand for our products by OE customers and production levels at our facilities are impacted by automotive vehicle production. Automotive production and sales are highly cyclical and sensitive to general economic conditions and other factors, such as credit availability, interest rates, fuel prices, and consumer preference and confidence. Economic declines that result in a significant reduction in automotive production would have an adverse effect on our sales to OE customers. We may experience future declines in sales volume due to declines in new vehicle production and sales, the performance, discontinuation or sale of certain OE brands, platforms or programs, increased competition, or weakness in the demand for replacement tires, which could result in us incurring under-absorbed fixed costs at our production facilities or slowing the rate at which we are able to recover those costs. At various times, some regions around the world may be more particularly impacted by these factors than other regions.

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

There is also growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. In the event that issues related to such climate change have a negative effect on our business, we may be subjected to decreased availability or less favorable pricing for certain raw materials, including natural rubber. Natural disasters and extreme weather conditions may also disrupt the productivity of our facilities, our supply chain or the operations of our customers. If the frequency or severity of extreme weather and natural disasters increases over time, we may experience a greater number of losses at certain of our facilities. Such losses could lead to further increases in the deductibles or cost of insurance for those facilities, a reduction of insurance available to us, or the unavailability of insurance on terms that are acceptable to us.

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

We have a substantial amount of debt. As of December 31, 2024, our debt (including finance leases) on a consolidated basis was approximately $7.8 billion. Our substantial amount of debt and other obligations could have important consequences. For example, it could:

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

Certain of our borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require us to use more of our available cash to service our indebtedness. There can also be no assurance that we will be able to enter into swap agreements or other hedging arrangements in the future if we desire to do so, or that any existing or future hedging arrangements will offset increases in interest rates. As of December 31, 2024, we had approximately $1.9 billion of variable rate debt outstanding.

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

The Data Protection Laws are part of an evolving global data protection landscape in which the number, complexity, requirements and consequences of non-compliance with these laws are increasing. This landscape includes legislative proposals recently adopted or currently pending in the United States, at both the federal and state levels, as well as in other jurisdictions, implementing new or additional requirements for data protection that could further increase compliance costs and the cost and complexity of delivering our products and services, and could significantly affect our business.

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

The imposition of new tariffs, changes in existing tariff rates, changes in or the repeal of trade agreements or other trade restrictions, such as those the United States is considering with respect to Canada and Mexico, may reduce our flexibility to utilize our global manufacturing footprint to meet demand for our tires around the world. In addition, the imposition of tariffs in the United States may result in the tires subject to such tariffs being diverted to other regions of the world, such as Europe, Latin America or Asia, or in retaliatory tariffs or other actions by affected countries. Broad-based tariffs and other trade restrictions could also increase costs for our suppliers who may increase prices to us. Finally, tariffs and other trade restrictions may weaken the economies of key markets for us, such as China, resulting in lower economic growth rates and weakened demand for our products and services. These factors, individually or together, could materially adversely affect our results of operations, financial condition and liquidity.

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

The financial position and results of operations of many of our international subsidiaries are initially recorded in various foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our financial statements. The strengthening of the U.S. dollar against these foreign currencies ordinarily has a negative impact on our reported sales and operating margin (and conversely, the weakening of the U.S. dollar against these foreign currencies has a positive impact). For the year ended December 31, 2024, foreign currency translation unfavorably affected sales by $192 million and unfavorably affected segment operating income by $16 million compared to the year ended December 31, 2023. The volatility of currency exchange rates may materially adversely affect our operating results. For the year ended December 31, 2024, net foreign currency exchange losses were $9 million.

We may be impacted by economic and supply disruptions associated with events beyond our control, such as war, including the current conflicts between Russia and Ukraine and in the Middle East, acts of terror, political unrest, public health concerns, labor disputes or natural disasters.

We manage businesses and facilities worldwide. Our facilities and operations, and the facilities and operations of our suppliers and customers, could be disrupted by events beyond our control, such as war, acts of terror, political unrest, public health concerns, labor disputes, or severe weather conditions or natural disasters. In addition, our operations could be adversely affected as a result of other disruptions at our facilities due to fire, electrical blackouts, power losses, telecommunications failures or other similar effects. Any such disruption could cause delays in the production and distribution of our products and the loss of sales and customers. We may not be insured against all such potential losses and, if insured, the insurance proceeds that we receive may not adequately compensate us for all of our losses. Such losses could lead to further increases in the deductibles or cost of insurance for those facilities, a reduction of insurance available to us, or the unavailability of insurance on terms that are acceptable to us.

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

The Audit Committee exercises its risk oversight function by carefully evaluating information and cybersecurity reports they receive from management; assessing the priorities and roadmap of the cybersecurity program; and making inquiries of management with respect to areas of particular interest to the Board. Senior leadership, including our chief digital officer (“CDO”) and our chief information security officer, periodically briefs the Audit Committee on our cybersecurity and information security programs and reviews relevant cybersecurity incidents.

Our global information technology organization, led by our CDO, is responsible for our overall information security strategy, policies, operations and threat detection and response. Our current CDO has more than two decades of experience in the automotive industry. The global information technology organization manages and maintains the cybersecurity program with the goal of preventing, detecting and remediating incidents, and works to increase our system resilience to minimize the business impact should an incident occur. Our cybersecurity program is informed by multiple, overlapping cybersecurity frameworks. These include the National Institute of Standards and Technology Cyber Security Framework (NIST-CSF); Cybersecurity Maturity Model Certification (CMMC); Control Objectives for Information and Related Technology (COBIT); International Organization for Standardization (ISO, specifically 27001); and Trusted Information Security Assessment Exchange (TISAX). Our cybersecurity program has achieved TISAX certification, or “labeling” for its demonstrated ability to identify, protect, detect, respond and recover from cyber risks. The “labeling” process requires independent, third-party auditors to test and confirm the controls we have implemented.

The program includes escalation and notification of potentially significant incidents to the Cybersecurity Disclosure Committee and the Audit Committee of the Board, as appropriate. Our Cybersecurity Disclosure Committee is comprised of senior leadership across multiple functional areas and is responsible for reviewing and evaluating potentially significant cybersecurity incidents and for determining whether any notification or disclosure is required under applicable laws, including the federal securities laws. In 2024, We have developed an AI Governance Council to address the cybersecurity, data privacy and data management of emerging technologies. The Council is a multidisciplinary group with representatives from the human resources, information technology, law, compliance and ethics, privacy, and research and development functions.

Third-party specialists are also incorporated into our approach to cybersecurity. We engage third-party services to conduct evaluations of our security controls, whether through penetration testing, independent audits, cybersecurity maturity assessments or consulting on best practices to address current and new challenges. These evaluations include testing both the design and operational effectiveness of security controls.

We recognize a cybersecurity incident experienced by a supplier or joint venture partner could materially impact us. We assess third-party cybersecurity controls as part of our third-party IT risk due diligence and engage in cybersecurity consultant-led solution design reviews when integrating new tools or third parties. We contractually require third parties to report cybersecurity incidents to us so we can assess the impact of the incident and any necessary regulatory reporting obligations that may be required.

Notwithstanding our risk management efforts related to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material or other adverse effect on us. See Item 1A. “Risk Factors” for a discussion of our information technology and cybersecurity risks.

ITEM 2. PROPERTIES.

We manufacture our products in 53 manufacturing facilities located around the world, including 18 plants in the United States.

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

EUROPE, MIDDLE EAST AND AFRICA MANUFACTURING FACILITIES. EMEA owns or leases and operates 17 manufacturing facilities in 9 countries, including:

•
15 tire plants,
•
1 tire retread plant, and
•
1 aviation retread plant.

ASIA PACIFIC MANUFACTURING FACILITIES. Asia Pacific owns and operates 8 manufacturing facilities in 4 countries, including 7 tire plants and 1 aviation retread plant.

PLANT UTILIZATION. Our worldwide tire capacity utilization rate was approximately 83% during 2024 compared to approximately 81% in 2023 and 89% in 2022. Our utilization rate can vary significantly between product lines, depending on the complexity of the tires, and between consumer and commercial tires, and can also vary between business segments. The reported capacity utilization is an overall average for the Company. In addition to the impact of a storm on production at our tire manufacturing facility in Tupelo, Mississippi ("Tupelo") in 2023, we reduced utilization in 2023 and 2024 to address softening industry demand and prevent the buildup of excess inventory.

OTHER FACILITIES. We also own and operate three research and development facilities and technical centers, two development centers, one innovation lab, and seven tire proving grounds. We lease our Corporate and Americas headquarters and our research and development facility and technical center in Akron, Ohio. We operate approximately 800 retail outlets for the sale of our tires to consumer and commercial customers, approximately 35 tire retreading facilities and approximately 350 warehouse distribution facilities. Substantially all of these facilities are leased. We do not consider any one of these leased properties to be material to our operations. For additional information regarding leased properties, refer to Notes to the Consolidated Financial Statements No. 13, Property, Plant and Equipment, and No. 14, Leases. Certain of our manufacturing facilities are mortgaged as collateral for our secured credit facilities. Refer to Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments.

ITEM 3. LEGAL PROCEEDINGS.

Asbestos Litigation

We are currently one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 35,400 claimants at December 31, 2024 relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present at our facilities. We manufactured, among other things, rubber coated asbestos sheet gasket materials from 1914 through 1973 and aircraft brake assemblies containing asbestos materials prior to 1987. Some of the claimants are independent contractors or their employees who allege exposure to asbestos while working at certain of our facilities. It is expected that in a substantial portion of these cases there will be no evidence of exposure to a Goodyear manufactured product containing asbestos or asbestos in our facilities. The amount expended by us and our insurers on defense and claim resolution was $14 million during 2024. The plaintiffs in the pending cases allege that they were exposed to asbestos and, as a result of such exposure, suffer from various respiratory diseases, including in some cases mesothelioma and lung cancer. The plaintiffs are seeking unspecified actual and punitive damages and other relief. For additional information on asbestos litigation, refer to Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The principal market for our common stock is the Nasdaq Global Select Market (Stock Exchange Symbol: GT). At December 31, 2024, there were 9,120 holders of record of the 284,974,263 shares of our common stock then outstanding.

Set forth in the table below is certain information regarding the number of shares of our common stock that were subject to outstanding stock options or other compensation plan awards at December 31, 2024.

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in Column (a))
	(a)
Equity compensation plans approved by shareholders	3,837,588	$16.00	12,991,397	(1)
Equity compensation plans not approved by shareholders	—	—	—
Total	3,837,588	$16.00	12,991,397

(1)
Under our equity compensation plans, up to a maximum of 1,815,533 performance shares in respect of performance periods ending on or subsequent to December 31, 2024, 103,492 shares of restricted stock and 2,579,631 restricted stock units have been awarded. In addition, up to 516 shares of common stock may be issued in respect of the deferred payout of awards made under our equity compensation plans. The number of performance shares indicated assumes the maximum possible payout that may be earned during the relevant performance periods.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All per share amounts are diluted and refer to Goodyear net income.

OVERVIEW

The Goodyear Tire & Rubber Company is one of the world’s leading manufacturers of tires, with one of the most recognizable brand names in the world and operations in most regions of the world. We have a broad global footprint with 53 manufacturing facilities in 20 countries, including the United States. We operate our business through three operating segments representing our regional tire businesses: Americas; EMEA; and Asia Pacific.

This management's discussion and analysis provides comparisons of material changes in the consolidated financial statements for the years ended December 31, 2024 and 2023. For a comparison of the years ended December 31, 2023 and 2022, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2023.

Goodyear Forward

On November 15, 2023, we announced a transformation plan, Goodyear Forward, that is intended to optimize our portfolio of products, deliver segment operating margin expansion and reduce our leverage in order to drive sustainable, long-term shareholder value creation. Optimization of our portfolio consisted of a strategic review of three major asset groups: our chemical operations which produces synthetic rubber and other chemical products in our Americas segment, the Dunlop brand for which we own rights in certain markets throughout the world, but is primarily used in our EMEA segment, and our global OTR tire business. Our plans for margin expansion include brand optimization and tiering to capitalize on premium tire pricing and volume and a reduction of our overall exposure related to lower-tiered products either through margin expansion or product line rationalization, resulting in an expected annual run-rate benefit of approximately $200 million by the end of 2025. Our plans for margin expansion also include a reduction of our cost structure by approximately $1.3 billion by the end of 2025, including actions related to our manufacturing footprint, plant optimization, further improvement of our purchasing leverage, reduction of Selling, Administrative and General expenses (“SAG”) and improvements in our supply chain planning and logistics. We anticipate the accumulated benefit of these actions will improve our segment operating margin to approximately 10% by the end of 2025. During the year ended December 31, 2024, the Goodyear Forward plan provided $480 million in benefits to segment operating income.

On January 7, 2025, we entered into the Dunlop Purchase Agreement with SRI relating to the sale of the Dunlop brand in Europe, North America and Oceania for consumer, commercial and other specialty tires, together with certain associated intellectual property and other intangible assets, for a purchase price of $526 million. SRI will also pay us an up-front transition support fee of $105 million for our support in transitioning the Dunlop brand, related intellectual property and Dunlop customers to SRI. SRI will also acquire our existing Dunlop tire inventory. The Dunlop Purchase Agreement also contemplates entering into a number of ancillary agreements, including (a) a transition license agreement, pursuant to which we will continue to manufacture, sell and distribute Dunlop-branded consumer tires in Europe for an initial period from the closing of the transaction until December 31, 2025, which may be extended to December 31, 2026, and during which we will pay SRI a royalty on such Dunlop sales but will otherwise retain all profits therefrom; (b) a transition offtake agreement, pursuant to which we will sell to SRI certain Dunlop-branded consumer tire products for a period of up to five years, commencing after termination or expiration of the transition license agreement, subject to the terms and conditions set forth therein; and (c) we will license back the Dunlop brand from SRI for commercial tires in Europe on a long-term basis, subject to a royalty on sales. The transaction is subject to customary closing conditions, including the receipt of required regulatory approvals.

On February 3, 2025, we completed the sale of our OTR tire business to Yokohama pursuant to the terms of the OTR Purchase Agreement. Pursuant to the OTR Purchase Agreement, Yokohama acquired the Company’s OTR business for a purchase price of $905 million in cash, subject to certain adjustments set forth in the OTR Purchase Agreement. In conjunction with the sale of the OTR business, we entered into several ancillary agreements, including a product supply agreement, pursuant to which we will supply to Yokohama certain OTR tires for an initial period of up to 5 years, subject to the terms and conditions set forth therein, including an exit and asset relocation plan to be mutually agreed upon by the parties pursuant to which, beginning no earlier than the 2nd anniversary of closing of the transaction, the production of those OTR tires will transition to Yokohama’s facilities.

Results of Operations

Our results for 2024 include a 3.9% decrease in tire unit shipments compared to 2023 due to lower global replacement tire volume, partially offset by growth in OE. In 2024, we experienced approximately $220 million of inflationary cost pressures.

Net sales were $18,878 million in 2024, compared to $20,066 million in 2023. Net sales decreased in 2024 due to lower tire volume in Americas and EMEA, global declines in price and product mix and the negative impact of changes in foreign exchange rates globally, driven by the strengthening of the U.S. dollar. These decreases were partially offset by the negative impact on sales in 2023 caused by a severe storm in the U.S. that significantly damaged our tire manufacturing facility and adjacent warehouse in Tupelo, Mississippi (the "Tupelo storm") and an increase in sales in other tire-related businesses, primarily due to Fleet Solutions in EMEA and higher third-party chemical sales in Americas.

Goodyear net income in 2024 was $70 million, or $0.24 per share, compared to a net loss of $689 million, or $2.42 per share, in 2023. The change in Goodyear net income (loss) was primarily due to lower rationalization charges, higher segment operating income, lower impairment charges and lower other expense. These increases were partially offset by higher U.S. and Foreign Tax Expense.

Our total segment operating income for 2024 was $1,318 million, compared to $968 million in 2023. The $350 million increase was primarily due to benefits from the Goodyear Forward plan of $480 million, lower raw material costs of $289 million, a benefit of $92 million from insurance proceeds for business interruptions and property damage resulting from storm damage events in prior years, $55 million related to the 2023 negative impact of the Tupelo storm, a benefit from insurance recoveries of $50 million related to a fire in the third quarter of 2023 that significantly damaged and caused a temporary shutdown of our tire manufacturing facility in Debica, Poland ("Debica"), partially offset by the continued impact of the fire on Debica fixed costs incurred during ramp-up of $20 million, lower transportation costs of $35 million, a favorable tax item in Brazil of $8 million and a decrease in SAG of $28 million. These decreases were partially offset by increased conversion costs of $318 million, driven by inflation, declines in price and product mix of $203 million, primarily in Americas and EMEA and lower tire volume of $185 million, primarily in Americas and EMEA. Refer to "Results of Operations — Segment Information" for additional information.

Liquidity

At December 31, 2024, we had $810 million of Cash and Cash Equivalents as well as $3,555 million of unused availability under our various credit agreements, compared to $902 million and $4,247 million, respectively, at December 31, 2023. The decrease in cash and cash equivalents of $92 million was primarily due to capital expenditures of $1,188 million, partially offset by cash provided by operating activities of $698 million, net borrowings of $264 million, cash proceeds from asset sales of $115 million and insurance recoveries for damaged property, plant and equipment of $62 million. Cash provided by operating activities reflects the net income for the period of $60 million, which includes non-cash charges for depreciation and amortization of $1,049 million, a non-cash impairment charge of $125 million, non-cash rationalization charges of $86 million, a non-cash gain on asset sales of $93 million, primarily related to the sale of a distribution center in Germany, and a non-cash gain on insurance recoveries of $75 million. Operating activities also include rationalization payments of $198 million, cash used for working capital of $82 million and pension contributions and direct payments of $69 million. Net cash provided by financing activities was $225 million, primarily due to net borrowings of $264 million. Refer to "Liquidity and Capital Resources" for additional information.

Outlook

In the first quarter of 2025, we expect our unit volume will decline, driven by relatively high third-party channel inventories related to pre-buy of low-end imported consumer replacement products in the U.S. and lower consumer and commercial OE production globally. We expect our global tire unit volume in the first quarter of 2025 to be lower compared to the first quarter of 2024 by approximately 2% to 3%. We also expect unabsorbed overhead to be approximately $25 million higher in the first quarter of 2025 compared to the first quarter of 2024 due to lower production in the fourth quarter of 2024.

As we continue to make progress on our Goodyear Forward transformation plan, we expect first quarter benefits from the program of approximately $200 million and full year benefits of approximately $750 million in segment operating income in 2025. The expected impact of the sale of the OTR tire business on our segment operating income, inclusive of stranded costs, is approximately $20 million and $80 million for the first quarter and full year of 2025, respectively.

We expect approximately $175 million of raw material headwinds in the first quarter of 2025 compared to the first quarter of 2024. These headwinds are expected to be partially offset by approximately $65 million of favorable price and product mix driven by previously implemented pricing actions and customer contracts indexed to changes in raw materials. Natural and synthetic rubber prices and other commodity prices historically have been volatile, and our raw material costs could change based on future cost fluctuations and changes in foreign exchange rates. We continue to focus on price and product mix, to substitute lower cost materials where possible, to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials to minimize the impact of higher raw material costs.

We expect non-raw material inflation and other costs, net of other expected cost improvements, to be approximately $75 million higher in the first quarter of 2025 when compared with the first quarter of 2024. We continue to focus on actions to offset costs other than raw materials through cost savings initiatives, including initiatives related to the Goodyear Forward plan, rationalization actions and improvements in price and product mix.

For the full year of 2025, we expect working capital to be a $100 million to $150 million source of operating cash flows. We anticipate our capital expenditures to be approximately $950 million. We anticipate our cash flows will include rationalization payments of approximately $400 million, as we continue to implement elements of our Goodyear Forward plan to improve our cost structure.

Refer to "Item 1A. Risk Factors" for a discussion of the factors that may impact our business, results of operations, financial condition or liquidity and "Forward-Looking Information — Safe Harbor Statement" for a discussion of our use of forward-looking statements.

RESULTS OF OPERATIONS — CONSOLIDATED

Goodyear net income in 2024 was $70 million, or $0.24 per share, compared to a net loss of $689 million, or $2.42 per share, in 2023. The change in Goodyear net income (loss) was primarily due to lower rationalization charges, higher segment operating income, lower impairment charges and lower other expense. These increases were partially offset by higher U.S. and Foreign Tax Expense.

Net Sales

Net sales in 2024 of $18,878 million decreased $1,188 million, or 5.9%, compared to $20,066 million in 2023, due to lower tire volume of $900 million, primarily in Americas and EMEA, global declines in price and product mix of $349 million and the negative impact of changes in foreign exchange rates globally of $192 million, driven by the strengthening of the U.S. dollar, partially offset by the unfavorable impact of the Tupelo storm on sales in 2023 of $110 million and an increase in sales in other tire-related businesses of $91 million, primarily due to Fleet Solutions in EMEA and higher third-party chemical sales in Americas. Goodyear worldwide tire unit net sales were $15,993 million and $17,288 million in 2024 and 2023, respectively. Consumer and commercial net sales were $12,303 million and $3,247 million in 2024, respectively. Consumer and commercial net sales were $12,894 million and $3,731 million in 2023, respectively.

The following table presents our tire unit sales for the periods indicated:

	Year Ended December 31,
(In millions of tires)	2024	2023	% Change
Replacement Units
United States	52.8	58.1	(9.1)%
International	67.9	72.1	(5.8)%
Total	120.7	130.2	(7.3)%
OE Units
United States	9.6	9.4	2.1%
International	36.3	33.7	7.7%
Total	45.9	43.1	6.3%
Goodyear worldwide tire units	166.6	173.3	(3.9)%

The decrease in worldwide tire unit sales of 6.7 million units, or 3.9%, compared to 2023, included a decrease of 9.5 million replacement tire units, or 7.3%, reflecting decreases in each region. OE tire units increased by 2.8 million units, or 6.3%, reflecting an increase in EV fitments in Asia Pacific. Consumer and commercial unit sales in 2024 were 154.0 million and 10.9 million, respectively. Consumer and commercial unit sales in 2023 were 159.4 million and 12.1 million, respectively.

Cost of Goods Sold

Cost of Goods Sold ("CGS") was $15,176 million in 2024, decreasing $1,381 million, or 8.3%, from $16,557 million in 2023. CGS was 80.4% of sales in 2024 compared to 82.5% of sales in 2023. CGS in 2024 decreased primarily due to lower tire volume of $715 million, savings related to the Goodyear Forward plan of $335 million, lower raw material costs of $289 million, foreign currency translation of $154 million, driven by the strengthening of the U.S. dollar, lower costs related to product mix of $146 million globally, a benefit of $92 million ($69 million after-tax and minority) from insurance proceeds for property damage and business interruptions resulting from storm damage events in Americas in prior years, a benefit of $26 million ($17 million after-tax and minority) from insurance recoveries related to the fire at our Debica, Poland tire manufacturing facility, net of fixed costs incurred during the ramp-up of the facility, and a favorable $8 million ($6 million after-tax and minority) tax item in Brazil. These decreases were partially offset by higher conversion costs of $318 million, driven by inflation and the effect of lower tire production on fixed cost absorption, an increase in accelerated depreciation and asset write-offs of $70 million, primarily related to the announced plant closures in Asia Pacific and EMEA, higher costs in other tire-related business of $64 million, driven by Fleet Solutions in EMEA and higher third-party chemical sales in Americas, and a $3 million ($3 million after-tax and minority) charge related to a flood in South Africa.

CGS in 2024 and 2023 included pension expense of $15 million. CGS in 2023 also included the favorable impact of a successful legal claim of $3 million ($3 million after-tax and minority) related to a 2005 warehouse fire in Spain.

Selling, Administrative and General Expense

SAG was $2,782 million in 2024, decreasing $32 million, or 1.1%, from $2,814 million in 2023. SAG was 14.7% of sales in 2024 compared to 14.0% of sales in 2023. SAG decreased primarily due to lower wages and benefits of $92 million driven by Goodyear Forward savings and lower incentive compensation, lower advertising costs of $26 million and lower foreign currency translation of $22 million. These decreases were partially offset by higher asset write-offs, accelerated depreciation and accelerated lease costs of $40 million. SAG in 2024 also included costs related to the Goodyear Forward plan of $105 million ($80 million after-tax and minority) compared to $35 million ($26 million after-tax and minority) in 2023, primarily consisting of advisory, legal and consulting fees incurred to support development and execution of the plan, including costs associated with planned asset sales.

SAG in 2024 and 2023 included pension expense of $11 million. SAG in 2024 included incremental savings from rationalization plans of $46 million compared to $50 million in 2023.

CGS and SAG in 2024 included $146 million ($126 million after-tax and minority) of asset write-offs, accelerated depreciation and accelerated lease charges, primarily related to plant closures in Asia Pacific and EMEA, closure of a development center in the U.S. and the exit of our retail operations in Australia and New Zealand.

CGS and SAG in 2023 included $46 million ($42 million after-tax and minority) of accelerated depreciation and asset write-offs and $10 million ($10 million after-tax and minority) of recoveries of previously written-off accounts receivable and other assets related to our exited business in Russia, which related to rationalization activities.

Rationalizations

We recorded net rationalization charges of $86 million ($72 million after-tax and minority) in 2024. Net rationalization charges include $52 million related to the proposed plan to close our tire manufacturing facilities in Fulda and Fürstenwalde, Germany, $15 million related to the workforce reorganization plan in EMEA, $15 million related to the opening of a shared service center in Costa Rica, the exit of certain Commercial Tire and Service Center locations and global SAG, $12 million related to the closure of our tire manufacturing facility in Malaysia, $11 million related to the closure of our tire manufacturing facility in Melksham, United Kingdom, $4 million related to the closure of certain retail and warehouse locations in Americas, $3 million related to the permanent closure of our Gadsden, Alabama tire manufacturing facility, $3 million related to the global rationalization and workforce reorganization plan and $3 million related to the plan to streamline our EMEA distribution network. These charges were partially offset by reversals of $45 million, primarily related to voluntary attrition in our workforce reorganization plan in EMEA.

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

Upon completion of new plans initiated in 2024, we estimate that annual segment operating income will improve by approximately $70 million (approximately $40 million SAG and approximately $30 million CGS). The savings realized in 2024 from rationalization plans totaled approximately $60 million (primarily SAG).

For further information, refer to Note to the Consolidated Financial Statements No. 3, Costs Associated with Rationalization Programs.

Goodwill and Intangible Asset Impairment

During 2024, we recorded a non-cash impairment charge of $125 million ($94 million after-tax and minority) primarily related to our lower tier indefinite-lived intangible assets related to the acquisition of Cooper Tire as a result of increased competition from lower tier imports in the market. During 2023, we recorded a non-cash impairment charge of $230 million ($216 million after-tax and minority) to write off all of the goodwill of our EMEA reporting unit. For further information, refer to "Critical Accounting Policies - Goodwill and Intangible Assets" and Notes to the Consolidated Financial Statements No. 11, Goodwill and Intangible Assets, in this Form 10-K.

Interest Expense

Interest expense was $522 million in 2024, decreasing $10 million from $532 million in 2023. The decrease was primarily due to an increase in capitalized interest of $9 million.

Other (Income) Expense

Other (Income) Expense was $32 million and $108 million of expense in 2024 and 2023, respectively. The $76 million decrease in expense was primarily due to a $78 million net decrease in foreign currency exchange losses driven by fluctuations in the Argentine peso and the Turkish lira, a net decrease in non-service related pension and other postretirement benefits cost of $49 million primarily due to settlement credits of $3 million ($2 million after-tax and minority) in 2024 compared to pension settlement charges of $40 million ($30 million after-tax and minority) in 2023. Additionally, the change in Other (Income) Expense reflects net gains on asset and other sales of $85 million ($60 million after-tax and minority), primarily related to the sale of distribution centers in EMEA and Americas, compared to a net gain on asset and other sales of $94 million ($69 million after-tax and minority) in 2023, primarily related to a sale and leaseback transaction in Americas. Other (Income) Expense in 2024 had lower interest income of $30 million compared to 2023 and lower royalty income of $9 million compared to 2023.

Other (Income) Expense in 2024 also includes transaction costs of $19 million ($14 million after-tax and minority) related to the anticipated sale of the OTR business and a favorable $2 million ($1 million after-tax and minority) tax item in Brazil. Other (Income) Expense in 2023 included $31 million ($24 million after-tax and minority) of expense in 2023 for non-indemnified costs for product liability claims related to products manufactured by a formerly consolidated joint venture entity, $11 million ($8 million after-tax and minority) of income related to a favorable court decision setting aside a previous unfavorable verdict on intellectual property-related legal claims and $5 million ($5 million after-tax and minority) of income for the write-off of accumulated foreign currency translation related to our exited business in Russia.

For further information, refer to Note to the Consolidated Financial Statements No. 5, Other (Income) Expense.

Income Taxes

Income tax expense in 2024 was $95 million on income before income taxes of $155 million. In 2024, income tax expense includes a net discrete tax benefit totaling $2 million ($2 million after minority interest).

Income tax expense in 2023 was $10 million on a loss before income taxes of $677 million. In 2023, income tax expense includes net discrete tax benefits totaling $9 million ($10 million after minority interest), primarily related to additional prior year withholding tax creditable in the U.S. as a result of a tax law change.

The difference between our effective tax rate and the U.S. statutory rate of 21% for both 2024 and 2023 primarily relates to losses in certain foreign jurisdictions in which no tax benefits are recorded, income in certain foreign jurisdictions taxed at rates higher than the U.S. statutory rate, and the discrete items described above.

The Organisation for Economic Co-operation and Development ("OECD") have published the Pillar Two model rules which adopt a global corporate minimum tax of 15% for multinational enterprises with average revenue in excess of €750 million. Certain jurisdictions in which we operate enacted legislation consistent with one or more of the OECD Pillar Two model rules effective in 2024. The model rules include minimum domestic top-up taxes, income inclusion rules and undertaxed profit rules, all aimed to ensure that multinational corporations pay a minimum effective corporate tax rate of 15% in each jurisdiction in which they operate. The Pillar Two model rules did not materially impact our annual effective tax rate in 2024. However, we are continuing to evaluate the Pillar Two model rules and related legislation and their potential impact on future periods.

At December 31, 2024 and December 31, 2023, we had approximately $1.3 billion and $1.2 billion of U.S. federal, state and local net deferred tax assets, respectively, inclusive of valuation allowances totaling $26 million and $22 million, respectively, in each period, primarily for state tax loss carryforwards with limited lives. As of December 31, 2024, approximately $1.1 billion of these U.S. net deferred tax assets had unlimited lives and approximately $200 million had limited lives, including $24 million of foreign tax credits, and the majority do not start to expire until 2030. As of December 31, 2023, approximately $1.0 billion of these U.S. net deferred tax assets had unlimited lives and approximately $200 million had limited lives, including $22 million of foreign tax credits, and the majority do not start to expire until 2030. In the U.S., we have a cumulative loss for the three-year period ended December 31, 2024 primarily driven by non-recurring items such as rationalization charges, pension curtailments and settlements, one-time costs associated with the Goodyear Forward plan, and intangible asset impairments.

In assessing our ability to utilize our net deferred tax assets, we primarily considered objectively verifiable information, including the improvement of our U.S. operating results during 2024 as a result of lower raw material and transportation costs and benefits from the Goodyear Forward plan compared to 2023 as well as non-deductible interest and future royalty income from foreign subsidiaries. In addition, we considered our current forecasts of future profitability in assessing our ability to realize our deferred tax assets as well as the impact of tax planning strategies. These forecasts include the impact of recent trends and various macroeconomic factors such as the impact of raw material, transportation, labor and energy costs on our profitability. Our tax planning strategies include accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, repatriation of certain foreign royalty income, and other financing transactions, all of which would increase our domestic profitability.

We believe our improvement in U.S. operating results for the year ended December 31, 2024 compared to the year ended December 31, 2023, as well as forecasts of future profitability, provide us sufficient positive evidence to conclude that it is more likely than not that, at December 31, 2024, our U.S. net deferred tax assets will be fully utilized. However, macroeconomic factors such as raw material, transportation, potential tariff, labor and energy costs possess a high degree of volatility and can significantly impact our profitability. In addition, certain tax provisions, such as the annual interest expense limitation under Section 163(j) of the Internal Revenue Code of 1986, if amended, could impact our analysis of the realizability of our U.S. deferred tax assets. If our U.S. operating results significantly decline in the future, we may need to record a valuation allowance which could adversely impact our operating results. As such, we will closely monitor our U.S. operations as well as any tax law changes to assess the realizability of our U.S. deferred tax assets.

At December 31, 2024 and December 31, 2023, we also had approximately $1.5 billion of foreign net deferred tax assets and related valuation allowances of approximately $1.2 billion. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of approximately $1.0 billion on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances on our foreign deferred tax assets having a significant impact on our financial position or results of operations will exist within the next twelve months.

For further information regarding income taxes and the realizability of our deferred tax assets, refer to "Critical Accounting Policies" and Note to the Consolidated Financial Statements No. 6, Income Taxes.

Minority Shareholders’ Net Income (Loss)

Minority shareholders’ net loss was $10 million in 2024, primarily due to the closure of our Malaysia tire manufacturing facility, compared to net income of $2 million in 2023.

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

Total segment operating income in 2024 was $1,318 million, an increase of $350 million, or 36.2%, from $968 million in 2023. Total segment operating margin (segment operating income divided by segment sales) in 2024 was 7.0% compared to 4.8% in 2023.

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

Americas

	Year Ended December 31,
(In millions)	2024	2023	2022
Tire Units	81.6	87.3	95.0
Net Sales	$11,033	$11,993	$12,766
Operating Income	933	749	1,094
Operating Margin	8.5%	6.2%	8.6%

Americas unit sales in 2024 decreased 5.7 million units, or 6.6%, to 81.6 million units. Replacement tire volume decreased 6.6 million units, or 9.0%, primarily due to a decrease in our consumer business, driven by increased competitiveness in the U.S. from the lower tier market and the transitory impact from distribution changes in Latin America. OE tire volume increased 0.9 million units, or 5.9%, primarily due to our consumer business in the U.S. and Brazil.

Net sales in 2024 were $11,033 million, decreasing $960 million, or 8.0%, from $11,993 million in 2023. The decrease in net sales was primarily due to lower tire volume of $821 million and unfavorable price and product mix of $303 million. These decreases were partially offset by $110 million of sales lost during 2023 due to the Tupelo storm, increased sales in other tire-related businesses of $64 million, primarily due to retail and chemical, and a $52 million benefit related to the Goodyear Forward plan.

Operating income in 2024 was $933 million, increasing $184 million, or 24.6%, from $749 million in 2023. The increase in operating income was due to a $315 million benefit related to the Goodyear Forward plan, lower raw material costs of $174 million, a benefit of $92 million from insurance proceeds for business interruptions and property damage resulting from storm damage events in prior years, lower transportation and imported tire costs of $85 million, $55 million related to the 2023 negative impact of the Tupelo storm, lower SAG of $39 million, and increased earnings in other tire-related businesses of $38 million, primarily due to retail and chemical. These increases were partially offset by unfavorable price and product mix of $259 million, higher conversion costs of $179 million, driven by inflation and the effect of lower tire production on fixed cost absorption, and lower tire volume of $172 million. Operating income for 2024 includes incremental savings from rationalization plans of $42 million.

Operating income in 2024 excluded an intangible asset impairment of $125 million, net rationalization charges of $23 million, asset write-offs, accelerated depreciation and accelerated lease costs of $14 million, and net gains on asset sales of $13 million. Operating income in 2023 excluded net gains on asset sales of $104 million, primarily related to sale and leaseback transactions, net rationalization charges of $19 million, and accelerated depreciation and asset write-offs of $19 million.

Americas results are highly dependent upon the United States, which accounted for 84% of Americas net sales in 2024 and 83% in 2023. Results of operations in the United States are expected to continue to have a significant impact on Americas future performance.

Europe, Middle East and Africa

	Year Ended December 31,
(In millions)	2024	2023	2022
Tire Units	48.9	49.9	55.1
Net Sales	$5,425	$5,606	$5,645
Operating Income	108	17	61
Operating Margin	2.0%	0.3%	1.1%

Europe, Middle East and Africa unit sales in 2024 decreased 1.0 million units, or 2.0%, to 48.9 million units. Replacement tire volume decreased 0.8 million units, or 2.1%, primarily in our consumer business, reflecting the impacts of competitiveness from the lower tier market, and lower tire volume, particularly in Turkey. OE tire volume decreased 0.2 million units, or 1.6%, primarily in our commercial business, driven by lower vehicle production.

Net sales in 2024 were $5,425 million, decreasing $181 million, or 3.2%, from $5,606 million in 2023. The decrease in net sales was primarily driven by the negative impact of changes in foreign exchange rates of $101 million, driven by a weaker Turkish lira, partially offset by a stronger euro, Polish zloty and British pound, lower tire volume of $86 million, and unfavorable price and product mix of $19 million. These decreases were partially offset by higher sales in other tire-related businesses of $24 million, primarily due to growth in Fleet Solutions.

Operating income in 2024 was $108 million, increasing $91 million, or 535.3%, from $17 million in 2023. The increase in operating income was primarily due to lower raw material costs of $132 million and benefits related to the Goodyear Forward plan of $121 million. These improvements were partially offset by higher conversion costs of $147 million, driven by the effect of decreased tire production on fixed cost absorption and inflation, and lower tire volume of $15 million. Operating income in 2024 includes incremental SAG and CGS savings from rationalization plans of $10 million and $8 million, respectively.

Operating income in 2024 excluded a $79 million gain on asset sales, accelerated depreciation and accelerated lease charges of $68 million, and net rationalization charges of $36 million. Operating income in 2023 excluded net rationalization charges of $409 million, a non-cash goodwill impairment charge of $230 million, accelerated depreciation of $27 million and recoveries of previously written-off accounts receivable and other assets of $10 million in Russia.

EMEA’s results are highly dependent upon Germany, which accounted for 17% and 15% of EMEA’s net sales in both 2024 and 2023, respectively. Results of operations in Germany are expected to continue to have a significant impact on EMEA’s future performance.

Asia Pacific

	Year Ended December 31,
(In millions)	2024	2023	2022
Tire Units	36.1	36.1	34.4
Net Sales	$2,420	$2,467	$2,394
Operating Income	277	202	121
Operating Margin	11.4%	8.2%	5.1%

Asia Pacific unit sales were flat in 2024. OE tire volume increased 2.1 million units, or 13.2%, primarily due to an increase in consumer EV fitments in China. Replacement tire volume decreased 2.1 million units, or 10.4%, due to the impact of the Australia transformation and softness in consumer replacement in most of our markets.

Net sales in 2024 were $2,420 million, decreasing $47 million, or 1.9%, from $2,467 million in 2023. The decrease in net sales was primarily driven by the negative impact of changes in foreign exchange rates of $30 million due to the strengthening of the U.S. dollar and unfavorable price and product mix of $27 million driven by the Australia transformation, partially offset by higher sales in other tire-related businesses of $3 million.

Operating income in 2024 was $277 million, increasing $75 million, or 37.1%, from $202 million in 2023. The increase in operating income was primarily due to favorable price and product mix of $51 million and a benefit related to the Goodyear Forward plan of $44 million. These increases were partially offset by higher raw material costs of $17 million and unfavorable foreign currency translation of $4 million.

Operating income in 2024 excluded asset write-offs, accelerated depreciation and accelerated lease charges of $44 million, net rationalization charges of $13 million, and net gains on asset sales of $1 million. Operating income in 2023 excluded net rationalization charges of $25 million.

Asia Pacific’s results are highly dependent upon China, Australia and India. China accounted for 38% and 33% of Asia Pacific’s net sales in 2024 and 2023, respectively. India accounted for 17% of Asia Pacific’s net sales for both 2024 and 2023. Australia accounted for 17% and 21% of Asia Pacific’s net sales in 2024 and 2023, respectively. Results of operations in China and India are expected to have a significant impact on Asia Pacific's future performance.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.

At December 31, 2024, we had $810 million of Cash and Cash Equivalents, compared to $902 million at December 31, 2023. The decrease in cash and cash equivalents of $92 million was primarily due to capital expenditures of $1,188 million, partially offset by cash provided by operating activities of $698 million, net borrowings of $264 million, cash proceeds from asset sales of $115 million and insurance recoveries for damaged property, plant and equipment of $62 million. Cash provided by operating activities reflects net income for the period of $60 million, which includes non-cash charges for depreciation and amortization of $1,049 million, a non-cash impairment charge of $125 million, non-cash rationalization charges of $86 million, a non-cash gain on asset sales of $93 million, primarily related to the sale of a distribution center in Germany, and a non-cash gain on insurance recoveries of $75 million. Operating activities also include rationalization payments of $198 million, cash used for working capital of $82 million and pension contributions and direct payments of $69 million.

At December 31, 2024 and 2023, we had $3,555 million and $4,247 million, respectively, of unused availability under our various credit agreements. The table below provides unused availability by our significant credit facilities as of December 31:

(In millions)	2024	2023
First lien revolving credit facility	$2,049	$2,241
European revolving credit facility	832	884
Chinese credit facilities	500	657
Mexican credit facility	—	116
Other foreign and domestic debt	174	349
	$3,555	$4,247

We expect our 2025 cash flow needs to include capital expenditures of approximately $950 million. We also expect interest expense to be $450 million to $475 million; rationalization payments to be approximately $400 million; income tax payments to be approximately $200 million, excluding one-time items; and contributions to our funded pension plans to be $25 million to $50 million. We expect working capital to be a source of cash of $100 million to $150 million as compared to 2024.

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

Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, South Africa, Serbia and Argentina, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, South African, Serbian and Argentinian subsidiaries, which are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At December 31, 2024, approximately $790 million of net assets, including approximately $182 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China, South Africa, Serbia and Argentina have not adversely impacted our ability to make transfers out of those countries.

Cash Position

At December 31, 2024, significant concentrations of cash and cash equivalents held by our international subsidiaries included the following amounts:

•
$242 million or 30% in Asia Pacific, primarily China, Australia and India ($244 million or 27% at December 31, 2023),
•
$199 million or 25% in Americas, primarily Brazil, Chile and Mexico ($237 million or 26% at December 31, 2023), and

•
$193 million or 24% in EMEA, primarily Turkey and Ukraine ($297 million or 33% at December 31, 2023).

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

Operating Activities

Net cash provided by operating activities was $698 million in 2024, decreasing $334 million compared to net cash provided by operating activities of $1,032 million in 2023.

The decrease in cash provided by operating activities reflects a net increase in cash used for working capital of $381 million, year-over-year changes in balance sheet accounts for Other Current Liabilities and Other Assets and Liabilities totaling $171 million and an increase in rationalization payments of $99 million, partially offset by higher earnings in our SBUs of $350 million.

The net increase in cash used for working capital reflects an increase in cash used for Inventory of $1,030 million, partially offset by a decrease in cash used by Accounts Payable - Trade of $463 million and an increase in cash provided by Accounts Receivable of $186 million.

Investing Activities

Net cash used for investing activities was $1,005 million in 2024, compared to $1,035 million in 2023. The $30 million decrease in cash used for investing activities primarily relates to an increase in proceeds from asset dispositions of $99 million, insurance recoveries of $62 million for the replacement of equipment damaged in the Debica fire and building damage in Tupelo and a net decrease in loans to TireHub of $56 million, partially offset by a decrease in proceeds from sale and leaseback transactions of $83 million. In addition, capital expenditures were $1,188 million in 2024, increasing $138 million, compared to $1,050 million in 2023. Beyond expenditures required to sustain our facilities, capital expenditures in 2024 and 2023 primarily related to the modernization and expansion of tire manufacturing facilities around the world.

Financing Activities

Net cash provided by financing activities was $225 million in 2024, compared to cash used for financing activities of $333 million in 2023. The $558 million increase in cash provided by financing activities reflects higher net borrowings due to lower cash flows from operations.

Credit Sources

In aggregate, we had total credit arrangements of $11,223 million available at December 31, 2024, of which $3,555 million were unused, compared to $11,743 million available at December 31, 2023, of which $4,247 million were unused. At December 31, 2024, we had long term credit arrangements totaling $10,352 million, of which $3,263 million were unused, compared to $10,983 million and $3,867 million, respectively, at December 31, 2023. At December 31, 2024, we had short term committed and uncommitted credit arrangements totaling $871 million, of which $292 million were unused, compared to $760 million and $380 million, respectively, at December 31, 2023. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.

Outstanding Notes

At December 31, 2024, we had $5,240 million of outstanding notes, compared to $5,571 million at December 31, 2023.

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

Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks in an amount not to exceed $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion. As of December 31, 2024, our borrowing base was above the facility's stated amount of $2.75 billion.

At December 31, 2024, we had $700 million of borrowings and $1 million of letters of credit issued under the revolving credit facility. At December 31, 2023, we had $385 million of borrowings and $1 million of letters of credit issued under the revolving credit facility.

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

At December 31, 2024 and 2023, we had no borrowings and no letters of credit outstanding under the European revolving credit facility.

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

At December 31, 2024, the amounts available and utilized under this program totaled $227 million (€218 million). At December 31, 2023, the amounts available and utilized under this program totaled $244 million (€221 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At December 31, 2024, the gross amount of receivables sold was $773 million, compared to $693 million at December 31, 2023.

Letters of Credit

At December 31, 2024, we had $211 million in letters of credit issued under bilateral letter of credit agreements and other foreign credit facilities.

Supplier Financing

We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under these programs. Agreements for such supplier financing programs totaled up to $775 million and $892 million at December 31, 2024 and 2023, respectively. The amounts confirmed to the financial institutions were $604 million and $580 million at December 31, 2024 and December 31, 2023, respectively, and are included in Accounts Payable — Trade in our Consolidated Balance Sheets. All activity related to these obligations is presented within operating activities on the Consolidated Statements of Cash Flows.

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

We have an additional financial covenant in our first lien revolving credit facility that is currently not applicable. We become subject to that financial covenant when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $275 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for the most recent period of four consecutive fiscal quarters. As of December 31, 2024, our unused availability under this facility of $2,049 million plus our Available Cash of $168 million totaled $2,217 million, which is in excess of $275 million.

In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first lien revolving credit facility that are described above, similar non-financial covenants specifically applicable to GEBV and its subsidiaries, and a financial covenant applicable only to GEBV and its subsidiaries. This financial covenant provides that we are not permitted to allow GEBV’s ratio of Consolidated Net GEBV Indebtedness to Consolidated GEBV EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net GEBV Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GEBV and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries, and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net GEBV Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At December 31, 2024, we were in compliance with this financial covenant.

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

As of December 31, 2024, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.

The terms “Available Cash,” “EBITDA,” “Consolidated Interest Expense,” “Consolidated Net GEBV Indebtedness” and “Consolidated GEBV EBITDA” have the meanings given them in the respective credit facilities.

Potential Future Financings

On July 22, 2024, we entered into a commitment letter (the “Commitment Letter”) to provide us a 364-day senior unsecured committed credit facility in an aggregate principal amount not to exceed $500 million (the “Committed Credit Facility”). If drawn, borrowings under the Committed Credit Facility would be required to be used solely to redeem our remaining outstanding 9.5% Senior Notes due 2025 (the “9.5% Notes”). On February 3, 2025, following the closing of the sale of our OTR tire business to Yokohama, the commitments under the Commitment Letter for the Committed Credit Facility were reduced to zero and the Commitment Letter was terminated in accordance with its terms. On February 4, 2025, we called for redemption in full of the 9.5% Notes on February 19, 2025 (the “Redemption Date”) at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest to the Redemption Date.

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

No cash dividends were paid on our common stock in 2024, 2023 or 2022.

We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During 2024, 2023 and 2022, we did not repurchase any shares from our employees.

The restrictions imposed by our credit facilities and indentures are not expected to affect our ability to pay dividends or repurchase our capital stock in the future.

Asset Dispositions

Historically, the restrictions on asset sales and sale and leaseback transactions imposed by our material indebtedness have not affected our ability to divest non-core businesses or assets. Although it is not a condition to closing, the sale of the Dunlop brand will require a waiver or an amendment of our European revolving credit facility. We may undertake additional asset sales and sale and leaseback transactions in the future. The restrictions imposed by our material indebtedness may require us to seek further waivers or amendments of covenants or alternative sources of financing to proceed with future transactions. We cannot assure you that such waivers, amendments or alternative financing could be obtained, or if obtained, would be on terms acceptable to us.

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

Summarized Balance Sheet
(In millions)	December 31, 2024
Total Current Assets(1)	$5,621
Total Non-Current Assets	8,606

Total Current Liabilities	$3,420
Total Non-Current Liabilities	7,932
(1)
Includes receivables due from Non-Guarantor Subsidiaries of $1,824 million as of December 31, 2024.

Summarized Statement of Operations
(In millions)	Year Ended December 31, 2024
Net Sales	$10,402
Cost of Goods Sold	8,427
Selling, Administrative and General Expense	1,495
Intangible Asset Impairment	125
Rationalizations	27
Interest Expense	482
Other (Income) Expense	(169)
Income before Income Taxes(2)	$15

Net Income	$26
Goodyear Net Income	$26
(2)
Includes income from intercompany transactions with Non-Guarantor Subsidiaries of $659 million for the year ended December 31, 2024, primarily from royalties, dividends, interest and intercompany product sales.

COMMITMENTS AND CONTINGENT LIABILITIES

Contractual Obligations

The following table presents our contractual obligations and commitments to make future payments as of December 31, 2024:

(In millions)	Total	2025	2026	2027	2028	2029	Beyond 2029
Debt Obligations(1)	$7,545	$1,395	$1,905	$1,130	$662	$852	$1,601
Finance Lease Obligations(2)	261	8	8	7	7	9	222
Interest Payments(3)	1,664	349	258	206	167	148	536
Operating Lease Obligations(4)	1,297	261	223	184	138	107	384
Pension Benefits(5)	350	95	65	60	60	70	NA
Other Postretirement Benefits(6)	192	22	21	20	19	19	91
Workers’ Compensation(7)	199	31	24	15	11	9	109
Binding Commitments(8)	2,569	1,501	506	253	232	20	57
Uncertain Income Tax Positions(9)	25	4	9	4	3	3	2
	$14,102	$3,666	$3,019	$1,879	$1,299	$1,237	$3,002

(1)
Debt obligations include Notes Payable and Overdrafts, and excludes the impact of deferred financing fees, unamortized discounts, and a fair value step-up related to the Cooper Tire acquisition.
(2)
The minimum lease payments for finance lease obligations are $727 million.
(3)
These amounts represent future interest payments related to our existing debt obligations and finance leases based on fixed and variable interest rates specified in the associated debt and lease agreements. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt or future changes in variable interest rates.
(4)
Operating lease obligations have not been reduced by minimum sublease rentals of $7 million, $4 million, $3 million, $2 million, $1 million and $1 million in each of the periods above, respectively, for a total of $18 million. Payments, net of minimum sublease rentals, total $1,279 million. The present value of the net operating lease payments, including sublease rentals, is $989 million. The operating leases relate to, among other things, real estate, vehicles, data processing equipment and miscellaneous other assets. No asset is leased from any related party.
(5)
The obligation related to pension benefits is actuarially determined and is reflective of obligations as of December 31, 2024. Although subject to change, the amounts set forth in the table represent the mid-point of the range of our expected contributions for funded U.S. and non-U.S. pension plans, plus expected cash funding of direct participant payments to our U.S. and non-U.S. pension plans.

We made significant contributions to fully fund our U.S. pension plans in 2013 and 2014. We have no minimum funding requirements for our funded U.S. pension plans under the Employee Retirement Income Security Act of 1974 ("ERISA") or the provisions of our USW collective bargaining agreement, including a provision which requires us to maintain an annual ERISA funded status for the Goodyear U.S. hourly pension plan of at least 97%.

Future U.S. pension contributions will be affected by our ability to offset changes in future interest rates with returns from our asset portfolios and any changes to ERISA. For further information on the U.S. pension investment strategy, refer to Note to the Consolidated Financial Statements No. 17, Pension, Other Postretirement Benefits and Savings Plans.

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
(7)
The payments for workers’ compensation obligations are based upon recent historical payment patterns on claims. The present value of anticipated claims payments for workers’ compensation is $158 million.
(8)
Binding commitments are for raw materials, capital expenditures, utilities, and various other types of contracts. The obligations to purchase raw materials include supply contracts at both fixed and variable prices. Those with variable prices are based on index rates for those commodities at December 31, 2024.

(9)
These amounts primarily represent expected payments with interest for uncertain income tax positions as of December 31, 2024. We have reflected them in the period in which we believe they will be ultimately settled based upon our experience with these matters.

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

We have an agreement to provide a revolving loan commitment to TireHub, LLC. During the first quarter of 2024, the revolving loan commitment increased from $100 million to $130 million. At December 31, 2024, $119 million was drawn on this commitment, which includes $2 million of interest.

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

We have entered into certain arrangements under which we have provided guarantees that are off-balance sheet arrangements. Those guarantees totaled $29 million at December 31, 2024. For further information about our guarantees, refer to Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities.

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

Goodwill and Intangible Assets. Goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if an indicator of impairment is present. Intangible assets with finite lives are amortized over their useful lives and are reviewed for impairment whenever events or circumstances warrant such review. Goodwill and intangible assets are written down to fair value if considered impaired. Goodwill and Intangible Assets totaled $756 million and $805 million, respectively, at December 31, 2024, compared to $781 million and $969 million, respectively, at December 31, 2023. At December 31, 2024, the goodwill associated with reporting units in our Americas and Asia Pacific segments was $715 million and $41 million.

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

During the third quarter of 2024, we experienced a decline in our market capitalization as a result of a decrease in our stock price. Our stock price has a history of volatility, however, given the decrease was sustained throughout the quarter, we viewed this event as a triggering event and performed a quantitative analysis of the fair value of the North America reporting unit in our Americas segment as of September 30, 2024 which resulted in an estimated fair value that exceeded its carrying value, including goodwill.

As part of our annual impairment analysis as of October 31, 2024, we completed a quantitative impairment analysis of our North America and Asia Pacific reporting units to determine if their fair values were less than their carrying amounts. Based on the quantitative test, the North America reporting unit had an estimated fair value that exceeded its carrying value, including goodwill, by approximately 11% and the Asia Pacific reporting unit substantially exceeded its carrying value.

The following table highlights the sensitivities of the North America reporting unit's goodwill as of October 31, 2024:

North America Reporting Unit Goodwill
Assumption:
Approximate percentage by which the fair value exceeds the carrying value based on annual impairment test	11%
Approximate percentage by which the fair value exceeds the carrying value if the discount rate were to increase by 0.5%	6%
Approximate percentage by which the fair value exceeds the carrying value if the projected operating margin were to decrease by 0.5%	10%
Approximate percentage by which the fair value exceeds the carrying value if the projected revenue were to decrease by 0.5%	10%

We determined the estimated fair value for the reporting units based on discounted cash flow projections. The most critical assumptions used in the calculation of the fair value of each reporting unit are the projected revenue, projected operating margin and discount rate. Our forecast of future cash flows is based on our best estimate of projected revenue and projected operating margin, based primarily on pricing, raw material costs, market share, industry outlook, general economic conditions and strategic actions to improve our operating margin. The fair value of the reporting unit’s goodwill is sensitive to differences between estimated and actual cash flows, including changes in the projected revenue, projected operating margin and discount rate used to evaluate the fair value of the reporting unit. Although we believe our estimate of fair value is reasonable, if a reporting unit’s future financial performance falls below our expectations, there are adverse revisions to significant assumptions, or our market capitalization declines further or does not improve from the strategic actions we are implementing, this could be indicative that the fair values of each of our reporting units has declined below their carrying values, and therefore we may need to record a material, non-cash goodwill impairment charge in a future period.

In the third quarter of 2024, we experienced a decline in volumes primarily in our lower tier indefinite-lived intangible assets related to the acquisition of Cooper Tire as a result of increased competition from lower tier imports in the market. We viewed this event as a triggering event and performed a quantitative analysis of the fair value of our indefinite-lived intangible assets related to the acquisition of Cooper Tire as of September 30, 2024. Based on the results of the quantitative impairment assessments, the fair value of the intangible assets was less than the carrying value, resulting in a non-cash impairment charge of $125 million during the third quarter of 2024.

As part of our annual impairment analysis as of October 31, 2024, we completed a quantitative impairment analysis of our indefinite-lived intangible assets to determine if their fair values were less than their carrying amounts. Based on the results of the quantitative impairment assessments, the Company determined that no impairment was required as the estimated fair values of our indefinite-lived intangible assets exceeded or approximated their respective carrying values. We identified $435 million of indefinite-lived intangible assets related to the Cooper Tire acquisition for which the estimated fair values approximated their respective carrying values. We determined the fair value of the indefinite-lived intangible assets using the relief-from-royalty method, which calculates the cost savings associated with owning rather than licensing the assets. The most critical assumptions used in the calculation of the fair value are projected revenue, discount rate and royalty rate. The fair value of the indefinite-lived intangible assets is sensitive to differences between estimated and actual revenue, including changes in the discount rate and royalty rate used to evaluate the fair value of these assets. Although we believe our estimate of fair value is reasonable, the indefinite-lived intangible asset performance is dependent on our ability to execute our business plan. If our future financial performance falls below our expectations, or there are adverse revisions to significant assumptions, including projected revenues, discount rates or royalty rates, this could be indicative that the fair values of these indefinite-lived intangible assets has declined below their carrying values, and therefore we may need to record a material, non-cash impairment charge in a future period.

We assessed the period from October 31, 2024 to December 31, 2024 and determined there were no factors that caused us to change our conclusions.

For further information on goodwill and intangible assets, refer to Note to the Consolidated Financial Statements No. 11, Goodwill and Intangible Assets.

General and Product Liability and Other Litigation. We have recorded liabilities for both asserted and unasserted claims totaling $406 million and $438 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at December 31, 2024 and December 31, 2023, respectively. General and product liability and other litigation liabilities are recorded based on management’s assessment that a loss arising from these matters is probable. If the loss can be reasonably estimated, we record the amount of the estimated loss. If the loss is estimated within a range and no point within the range is more probable than another, we record the minimum amount in the range. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Loss ranges are based upon the specific facts of each claim or class of claims and are determined after review by counsel. Court rulings on our cases or similar cases may impact our assessment of the probability and our estimate of the loss, which may have an impact on our reported results of operations, financial position and liquidity. We record receivables for insurance recoveries related to our litigation claims when it is probable that we will receive reimbursement from the insurer. Specifically, we are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products previously manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in federal and state courts.

We periodically, and at least annually, update, using actuarial analyses, our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or changed circumstances arising in the future may result in an increase in the recorded obligation, and that increase may be significant. We had recorded gross liabilities for both asserted and unasserted asbestos claims, inclusive of defense costs, totaling $115 million and $120 million, respectively, at December 31, 2024 and December 31, 2023.

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

As of December 31, 2024 and December 31, 2023, we recorded a receivable related to asbestos claims of $63 million and $66 million, respectively, and we expect that approximately 55% of asbestos claim related losses would be recoverable through insurance through the period covered by the estimated liability. Of this amount, $11 million and $10 million was included in Current Assets as part of Accounts Receivable at December 31, 2024 and December 31, 2023, respectively. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers. Although we believe these amounts are collectible under primary and certain excess policies today, future disputes with insurers could result in significant charges to operations.

Workers’ Compensation. We have recorded liabilities, on a discounted basis, of $158 million and $167 million for anticipated costs related to U.S. workers’ compensation claims at December 31, 2024 and December 31, 2023, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. The liability is discounted using the risk-free rate of return.

For further information on general and product liability and other litigation and workers’ compensation, refer to Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities.

Deferred Tax Asset Valuation Allowances and Uncertain Income Tax Positions. At December 31, 2024 and December 31, 2023, our valuation allowances on certain of our U.S. federal, state and local net deferred tax assets totaled $26 million and $22 million, respectively, and our valuation allowances on our foreign net deferred tax assets totaled approximately $1.2 billion.

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

We consider both positive and negative evidence when measuring the need for a valuation allowance. The weight given to the evidence is commensurate with the extent to which it may be objectively verified. Current and cumulative financial reporting results are a source of objectively verifiable information. We give operating results during the most recent three-year period a significant weight in our analysis. We perform scheduling exercises to determine if sufficient taxable income of the appropriate character exists in the periods required in order to realize our deferred tax assets with limited lives (such as tax loss carryforwards and tax credits) prior to their expiration. We also consider prudent tax planning strategies (including an assessment of their feasibility) to accelerate taxable income if required to utilize expiring deferred tax assets. A valuation allowance is not required to the extent that, in our judgment, positive evidence exists with a magnitude and duration sufficient to result in a conclusion that it is more likely than not that our deferred tax assets will be realized.

At December 31, 2024 and December 31, 2023, we had approximately $1.3 billion and $1.2 billion of U.S. federal, state and local net deferred tax assets, respectively, inclusive of valuation allowances totaling $26 million and $22 million, respectively, in each period, primarily for state tax loss carryforwards with limited lives. As of December 31, 2024, approximately $1.1 billion of these U.S. net deferred tax assets had unlimited lives and approximately $200 million had limited lives, including $24 million of foreign tax credits, and the majority do not start to expire until 2030. As of December 31, 2023, approximately $1.0 billion of these U.S. net deferred tax assets had unlimited lives and approximately $200 million had limited lives, including $22 million of foreign tax credits, and the majority do not start to expire until 2030. In the U.S., we have a cumulative loss for the three-year period ended December 31, 2024 primarily driven by non-recurring items such as rationalization charges, pension curtailments and settlements, one-time costs associated with the Goodyear Forward plan, and intangible asset impairments.

In assessing our ability to utilize our net deferred tax assets, we primarily considered objectively verifiable information, including the improvement of our U.S. operating results during 2024 as a result of lower raw material and transportation costs and benefits from the Goodyear Forward plan compared to 2023 as well as non-deductible interest and future royalty income from foreign subsidiaries. In addition, we considered our current forecasts of future profitability in assessing our ability to realize our deferred tax assets as well as the impact of tax planning strategies. These forecasts include the impact of recent trends and various macroeconomic factors such as the impact of raw material, transportation, labor and energy costs on our profitability. Our tax planning strategies include accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, repatriation of certain foreign royalty income, and other financing transactions, all of which would increase our domestic profitability.

We believe our improvement in U.S. operating results for the year ended December 31, 2024 compared to the year ended December 31, 2023, as well as forecasts of future profitability, provide us sufficient positive evidence to conclude that it is more likely than not that, at December 31, 2024, our U.S. net deferred tax assets will be fully utilized. However, macroeconomic factors such as raw material, transportation, potential tariff, labor and energy costs possess a high degree of volatility and can significantly impact our profitability. In addition, certain tax provisions, such as the annual interest expense limitation under Section 163(j) of the Internal Revenue Code of 1986, if amended, could impact our analysis of the realizability of our U.S. deferred tax assets. If our U.S. operating results significantly decline in the future, we may need to record a valuation allowance which could adversely impact our operating results. As such, we will closely monitor our U.S. operations as well as any tax law changes to assess the realizability of our U.S. deferred tax assets.

At December 31, 2024 and December 31, 2023, we also had approximately $1.5 billion of foreign net deferred tax assets and related valuation allowances of approximately $1.2 billion. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of approximately $1.0 billion on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances on our foreign deferred tax assets having a significant impact on our financial position or results of operations will exist within the next twelve months.

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

Pensions and Other Postretirement Benefits. We have recorded liabilities for pensions of $138 million and $181 million and other postretirement benefits of $232 million and $287 million, respectively, at December 31, 2024 and December 31, 2023. Our recorded liabilities and net periodic costs for pensions and other postretirement benefits are based on a number of assumptions, including:

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

The weighted average discount rate used in estimating the total liability for our U.S. pension and other postretirement benefit plans was 5.55% and 5.62%, respectively, at December 31, 2024, compared to 5.12% and 5.16%, respectively, at December 31, 2023. The increase in the discount rate at December 31, 2024 was due primarily to higher yields on highly rated corporate bonds. Interest cost included in our U.S. net periodic pension cost was $174 million in 2024, compared to $195 million in 2023. Interest cost included in our global net periodic other postretirement benefits cost was $15 million in 2024, compared to $16 million in 2023.

The following table presents the sensitivity of our U.S. projected pension benefit obligation and accumulated other postretirement benefits obligation to the indicated increase/decrease in the discount rate:

		+ / − Change at December 31, 2024
(Dollars in millions)	Change	PBO/ABO	Annual Expense
Assumption:
Pensions	+/- 0.5%	$133	$1
Other Postretirement Benefits	+/- 0.5%	6	1

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

At December 31, 2024, our net actuarial loss included in Accumulated Other Comprehensive Loss ("AOCL") related to global pension plans was $2,182 million, $1,690 million of which related to our U.S. pension plans. The net actuarial loss included in AOCL related to our U.S. pension plans continues to decrease and is primarily due to declines in U.S. discount rates and plan asset losses that occurred prior to the funding and investment de-risking actions we undertook in 2013 and 2014, which were designed to mitigate further actuarial losses of a similar nature. For purposes of determining our 2024 U.S. pension total benefits cost, we recognized $94 million of the net actuarial losses in 2024. We will recognize approximately $100 million of net actuarial losses in 2025 U.S. net periodic pension cost. If our future experience is consistent with our assumptions as of December 31, 2024, actuarial loss recognition over the next few years will remain at an amount near that to be recognized in 2025 before it begins to gradually decline. In addition, if annual lump sum payments from a pension plan exceed annual service and interest cost for that plan, accelerated recognition of net actuarial losses will be required through a settlement in total benefits cost.

The actual rate of return on our U.S. pension fund was 1.70%, 7.90% and (17.00)% in 2024, 2023 and 2022, respectively, as compared to the expected rate of 5.95%, 6.27% and 4.23% in 2024, 2023 and 2022, respectively. We use the fair value of our pension assets in the calculation of pension expense for all of our U.S. pension plans.

The weighted average amortization period for our U.S. pension plans is approximately 14 years.

Service cost of pension plans was recorded in CGS, as part of the cost of inventory sold during the period, or SAG in our Consolidated Statements of Operations, based on the specific roles (i.e., manufacturing vs. non-manufacturing) of employee groups covered by each of our pension plans. In 2024, 2023 and 2022, the amount of service cost included in CGS and SAG is approximately equal. Non-service related net periodic pension costs were recorded in Other (Income) Expense.

Globally, we expect our 2025 net periodic pension cost to be $100 million to $120 million, including approximately $20 million of service cost, compared to $125 million in 2024, which included $26 million of service cost.

The net actuarial gain of $86 million included in AOCL for our global other postretirement benefit plans as of December 31, 2024 is a result of past increases in discount rates. For purposes of determining 2024 global net periodic other postretirement benefits cost, we recognized $9 million of net actuarial gains in 2024. We will recognize approximately $8 million of net actuarial gains in 2025. If our future experience is consistent with our assumptions as of December 31, 2024, actuarial gain recognition over the next few years will remain at an amount near that to be recognized in 2025.

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

FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT

Certain information in this Annual Report on Form 10-K (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:

•
if we do not successfully implement the Goodyear Forward plan and our other strategic initiatives, including the sales of our OTR tire business, the Dunlop brand and our chemical businesses, our operating results, financial condition and liquidity may be materially adversely affected;
•
we may not be able to consummate the sale of the Dunlop brand on a timely basis or at all, including failure to obtain the required regulatory approvals or to satisfy other conditions to closing;
•
we face significant global competition and our market share could decline;
•
raw material cost increases may materially adversely affect our operating results and financial condition;
•
we have experienced inflationary cost pressures, including with respect to wages, benefits and energy costs, that may materially adversely affect our operating results and financial condition;
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
•
if we are unable to attract and retain key personnel, our business could be materially adversely affected; and
•
we may be impacted by economic and supply disruptions associated with events beyond our control, such as war, including the current conflicts between Russia and Ukraine and in the Middle East, acts of terror, political unrest, public health concerns, labor disputes or natural disasters.

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

Interest Rate Risk

We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At December 31, 2024, 25% of our debt was at variable interest rates averaging 9.23% compared to 20% at an average rate of 8.09% at December 31, 2023.

The following table presents information about long term fixed rate debt, excluding finance leases, at December 31:

(In millions)	2024	2023
Carrying amount — liability	$5,367	$5,720
Fair value — liability	5,076	5,488
Pro forma fair value — liability	5,234	5,684

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

The following table presents foreign currency derivative information at December 31:

(In millions)	2024	2023
Fair value — asset (liability)	$25	$(27)
Pro forma decrease in fair value	(173)	(174)
Contract maturities	01/25-12/25	1/24-11/24

The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at December 31 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

Fair values are recognized on the Consolidated Balance Sheets at December 31 as follows:

(In millions)	2024	2023
Current asset (liability):
Accounts receivable	$28	$2
Other current liabilities	(3)	(29)

For further information on foreign currency contracts, refer to Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments.

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our management of counterparty risk.

ITEM 8. FINANCIAL STATEMENTS.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management's Report on Internal Control over Financial Reporting	56
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	57
Consolidated Financial Statements of The Goodyear Tire & Rubber Company:
Consolidated Statements of Operations for each of the three years ended December 31, 2024, 2023 and 2022	60
Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended December 31, 2024, 2023 and 2022	61
Consolidated Balance Sheets at December 31, 2024 and December 31, 2023	62
Consolidated Statements of Shareholders’ Equity for each of the three years ended December 31, 2024, 2023 and 2022	63
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2024, 2023 and 2022	66
Notes to Consolidated Financial Statements	67
Financial Statement Schedule:

The following consolidated financial statement schedule of The Goodyear Tire & Rubber Company is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of The Goodyear Tire & Rubber Company:

Schedule II – Valuation and Qualifying Accounts for each of the three years ended December 31, 2024, 2023 and 2022	FS-2

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

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2024 using the framework specified in Internal Control — Integrated Framework (2013), published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Goodyear Tire & Rubber Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedule, of The Goodyear Tire & Rubber Company and its subsidiaries (the "Company") as listed in the index appearing under Item 8 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Income Taxes - Valuation of U.S. Deferred Tax Assets

As described in Note 6 to the consolidated financial statements, as of December 31, 2024, the Company has approximately $1.3 billion of U.S. federal, state and local net deferred tax assets, inclusive of valuation allowances totaling $26 million primarily for state tax loss carryforwards with limited lives. Approximately $200 million of these U.S. net deferred tax assets have limited lives and the majority of the limited lived deferred tax assets do not start to expire until 2030. A valuation allowance is not required to the extent that, in management’s judgment, positive evidence exists with a magnitude and duration sufficient to result in a conclusion that it is more likely than not the Company’s deferred tax assets will be realized. As disclosed by management, the valuation of deferred tax assets requires judgment in assessing future profitability, including the impact of tax planning strategies, relative to the expiration dates, if any, of the assets. In the U.S., the Company has a cumulative loss for the three-year period ended December 31, 2024. In assessing the Company’s ability to utilize its net deferred tax assets, management primarily considered other objectively verifiable information, including the Company’s improvement in its U.S. operating results during 2024 as a result of lower raw material and transportation costs and benefits from the Goodyear Forward plan compared to 2023 as well as non-deductible interest and future royalty income from foreign subsidiaries. Management determined there was sufficient positive evidence to conclude it is more likely than not that, as of December 31, 2024, the U.S. net deferred tax assets will be fully utilized.

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

Interim Goodwill and Indefinite-Lived Intangible Asset Impairment Assessments – North America Reporting Unit and a Certain Indefinite-Lived Intangible Asset

As described in Notes 1 and 11 to the consolidated financial statements, the Company’s goodwill and indefinite-lived intangible assets balances were $756 million and $549 million, respectively, as of December 31, 2024, of which a majority of the goodwill balance relates to the North America reporting unit and a majority of the indefinite-lived intangible assets balance relates to a certain indefinite-lived intangible asset. As disclosed by management, goodwill and intangible assets with indefinite useful lives are assessed for impairment annually on October 31st with the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of the reporting unit or indefinite-lived intangible asset to its carrying value. In addition to the annual assessment, impairment evaluation is considered during interim periods when events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. During the third quarter of 2024, the Company experienced a decline in market capitalization. Management viewed this as a triggering event and performed a quantitative analysis of the fair value of the North America reporting unit, which resulted in an estimated fair value that exceeded its carrying value, including goodwill. Additionally, during the third quarter of 2024, the Company experienced a decline in volumes primarily in certain indefinite-lived intangible assets related to the acquisition of Cooper Tire. Management viewed this as a triggering event and performed a quantitative analysis of the fair value of certain indefinite-lived intangible assets, which resulted in a non-cash impairment charge of $125 million. The fair value of the North America reporting unit was estimated by management based on discounted cash flow projections, and the most critical assumptions used in the calculation of the fair value of the North America reporting unit are the projected revenue, projected operating margin, and discount rate. The fair value of certain indefinite-lived intangible assets was estimated by management using the relief-from-royalty method, and the most critical assumptions used in the calculation of the fair value of certain indefinite-lived intangible assets are the projected revenue, discount rate, and royalty rate.

The principal considerations for our determination that performing procedures relating to the interim goodwill and indefinite-lived intangible asset impairment assessments of the North America reporting unit and a certain indefinite-lived intangible asset is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the North America reporting unit and a certain indefinite-lived intangible asset; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to (a) the projected revenue, projected operating margin, and discount rate for the North America reporting unit, and (b) the projected revenue, discount rate, and royalty rate for a certain indefinite-lived intangible asset; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s interim impairment assessments, including controls over the valuation of the North America reporting unit and a certain indefinite-lived intangible asset. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of the North America reporting unit and a certain indefinite-lived intangible asset; (ii) evaluating the appropriateness of the discounted cash flow model and relief-from-royalty method used by management; (iii) testing the completeness and accuracy of underlying data used in the valuation methods; and (iv) evaluating the reasonableness of the significant assumptions used by management related to (a) the projected revenue, projected operating margin, and discount rate for the North America reporting unit, and (b) the projected revenue, discount rate, and royalty rate for a certain indefinite-lived intangible asset. Evaluating management’s assumptions related to the projected revenue and projected operating margin for the North America reporting unit and the projected revenue for a certain indefinite-lived intangible asset involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Company’s business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and relief-from-royalty method and (ii) the reasonableness of the discount rate assumption for the North America reporting unit and the discount rate and royalty rate assumptions for a certain indefinite-lived intangible asset.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

February 14, 2025

We have served as the Company’s auditor since 1898.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions, except per share amounts)	2024	2023	2022
Net Sales (Note 2)	$18,878	$20,066	$20,805
Cost of Goods Sold	15,176	16,557	16,953
Selling, Administrative and General Expense	2,782	2,814	2,798
Goodwill and Intangible Asset Impairment (Note 11)	125	230	—
Rationalizations (Note 3)	86	502	129
Interest Expense (Note 4)	522	532	451
Other (Income) Expense (Note 5)	32	108	75
Income (Loss) before Income Taxes	155	(677)	399
United States and Foreign Tax Expense (Note 6)	95	10	190
Net Income (Loss)	60	(687)	209
Less: Minority Shareholders’ Net Income (Loss)	(10)	2	7
Goodyear Net Income (Loss)	$70	$(689)	$202
Goodyear Net Income (Loss) — Per Share of Common Stock
Basic	$0.24	$(2.42)	$0.71
Weighted Average Shares Outstanding (Note 7)	287	285	284
Diluted	$0.24	$(2.42)	$0.71
Weighted Average Shares Outstanding (Note 7)	288	285	286

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In millions)	2024	2023	2022
Net Income (Loss)	$60	$(687)	$209
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of ($7) in 2024 ($2 in 2023, ($9) in 2022)	(95)	54	(275)
Unrealized gains from securities, net of tax of $0 in 2024 ($0 in 2023, $0 in 2022)	—	—	1
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $27 in 2024 ($26 in 2023, $31 in 2022)	81	80	94
Decrease/(increase) in net actuarial losses, net of tax of $0 in 2024 (($36) in 2023, $48 in 2022)	(16)	(125)	162
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures, net of tax of ($1) in 2024 ($11 in 2023, $30 in 2022)	(2)	36	94
Prior service credit (cost) from plan amendments, net of tax of $8 in 2024 ($0 in 2023, ($2) in 2022)	23	—	(3)
Deferred derivative losses, net of tax of $0 in 2024 ($0 in 2023, $0 in 2022)	—	(5)	—
Reclassification adjustment for amounts recognized in income, net of tax of $0 in 2024 ($0 in 2023, $0 in 2022)	(1)	4	(2)
Other Comprehensive Income (Loss)	(10)	44	71
Comprehensive Income (Loss)	50	(643)	280
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	(11)	6	(10)
Goodyear Comprehensive Income (Loss)	$61	$(649)	$290

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except share data)	2024	2023
Assets:
Current Assets:
Cash and Cash Equivalents (Note 1)	$810	$902
Accounts Receivable (Note 9)	2,482	2,731
Inventories (Note 10)	3,597	3,698
Assets Held for Sale (Note 1)	466	—
Prepaid Expenses and Other Current Assets	277	319
Total Current Assets	7,632	7,650
Goodwill (Note 11)	756	781
Intangible Assets (Note 11)	805	969
Deferred Income Taxes (Note 6)	1,686	1,630
Other Assets (Note 12)	1,052	1,075
Operating Lease Right-of-Use Assets (Note 14)	951	985
Property, Plant and Equipment (Note 13)	8,082	8,492
Total Assets	$20,964	$21,582
Liabilities:
Current Liabilities:
Accounts Payable — Trade	$4,052	$4,326
Compensation and Benefits (Notes 17 and 18)	606	663
Other Current Liabilities	1,089	1,165
Notes Payable and Overdrafts (Note 15)	558	344
Operating Lease Liabilities due Within One Year (Note 14)	200	200
Long Term Debt and Finance Leases due Within One Year (Notes 14 and 15)	832	449
Total Current Liabilities	7,337	7,147
Operating Lease Liabilities (Note 14)	804	825
Long Term Debt and Finance Leases (Notes 14 and 15)	6,392	6,831
Compensation and Benefits (Notes 17 and 18)	789	974
Deferred Income Taxes (Note 6)	108	83
Other Long Term Liabilities	628	885
Total Liabilities	16,058	16,745
Commitments and Contingent Liabilities (Note 19)
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 285 million (284 million in 2023)	285	284
Capital Surplus	3,159	3,133
Retained Earnings	5,156	5,086
Accumulated Other Comprehensive Loss (Note 21)	(3,844)	(3,835)
Goodyear Shareholders’ Equity	4,756	4,668
Minority Shareholders’ Equity — Nonredeemable	150	169
Total Shareholders’ Equity	4,906	4,837
Total Liabilities and Shareholders’ Equity	$20,964	$21,582

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(Dollars in millions, except per share amounts)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2021
(after deducting 42,494,684 common treasury shares)	281,793,223	$282	$3,107	$5,573	$(3,963)	$4,999	$185	$5,184
Net income				202		202	7	209
Other comprehensive income (loss)					88	88	(17)	71
Total comprehensive income (loss)						290	(10)	280
Stock-based compensation plans			17			17		17
Dividends declared							(9)	(9)
Common stock issued from treasury	1,103,129	1	(7)			(6)		(6)
Balance at December 31, 2022
(after deducting 41,391,555 common treasury shares)	282,896,352	$283	$3,117	$5,775	$(3,875)	$5,300	$166	$5,466

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

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(Dollars in millions, except per share amounts)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2023
(after deducting 40,501,644 common treasury shares)	283,786,263	$284	$3,133	$5,086	$(3,835)	$4,668	$169	$4,837
Net income				70		70	(10)	60
Other comprehensive income (loss)					(9)	(9)	(1)	(10)
Total comprehensive income (loss)						61	(11)	50
Stock-based compensation plans			30			30		30
Dividends declared							(8)	(8)
Common stock issued from treasury	1,188,000	1	(4)			(3)		(3)
Balance at December 31, 2024
(after deducting 39,313,644 common treasury shares)	284,974,263	$285	$3,159	$5,156	$(3,844)	$4,756	$150	$4,906

There were no dividends declared or paid for the year ended December 31, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2024	2023	2022
Cash Flows from Operating Activities:
Net Income (Loss)	$60	$(687)	$209
Adjustments to Reconcile Net Income (Loss) to Cash Flows from Operating Activities:
Depreciation and Amortization	1,049	1,001	964
Amortization and Write-Off of Debt Issuance Costs	14	15	15
Goodwill and Intangible Asset Impairment (Note 11)	125	230	—
Cash Payments for Transaction and Other Costs Related to the Cooper Tire Acquisition	—	—	(2)
Provision for Deferred Income Taxes (Note 6)	(65)	(230)	28
Net Pension Curtailments and Settlements (Note 17)	(3)	40	124
Net Rationalization Charges (Note 3)	86	502	129
Rationalization Payments	(198)	(99)	(95)
Net (Gains) Losses on Asset Sales (Note 5)	(93)	(104)	(122)
Gain on Insurance Recoveries for Damaged Property, Plant and Equipment	(75)	—	—
Operating Lease Expense (Note 14)	326	302	300
Operating Lease Payments (Note 14)	(277)	(278)	(276)
Pension Contributions and Direct Payments	(69)	(54)	(60)
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	127	(59)	(333)
Inventories	(122)	908	(1,042)
Accounts Payable — Trade	(87)	(550)	686
Compensation and Benefits	24	48	(107)
Other Current Liabilities	(151)	158	(1)
Other Assets and Liabilities	27	(111)	104
Total Cash Flows from Operating Activities	698	1,032	521
Cash Flows from Investing Activities:
Capital Expenditures	(1,188)	(1,050)	(1,061)
Insurance Recoveries for Damaged Property, Plant and Equipment	62	—	—
Cash Proceeds from Sale and Leaseback Transactions (Note 5)	16	99	108
Asset Dispositions	115	16	52
Short Term Securities Acquired	—	(97)	(75)
Short Term Securities Redeemed	2	94	107
Long Term Securities Acquired	—	(11)	—
Long Term Securities Redeemed	4	6	—
Notes Receivable	(23)	(79)	(16)
Other Transactions	7	(13)	(29)
Total Cash Flows from Investing Activities	(1,005)	(1,035)	(914)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	1,326	954	1,321
Short Term Debt and Overdrafts Paid	(1,095)	(1,009)	(1,295)
Long Term Debt Incurred	14,420	9,932	10,503
Long Term Debt Paid	(14,387)	(10,220)	(9,947)
Common Stock Issued	(3)	(2)	(6)
Transactions with Minority Interests in Subsidiaries	(8)	(3)	(9)
Debt Related Costs and Other Transactions	(28)	15	8
Total Cash Flows from Financing Activities	225	(333)	575
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(39)	10	(35)
Net Change in Cash, Cash Equivalents and Restricted Cash	(121)	(326)	147
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	985	1,311	1,164
Cash, Cash Equivalents and Restricted Cash at End of the Period	$864	$985	$1,311

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Accounting Policies

A summary of the significant accounting policies used in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Preparation of the consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from these estimates.

Recently Adopted Accounting Standards

Effective January 2024, we adopted an Accounting Standards Update ("ASU") to improve disclosures required for reportable segments, specifically related to significant segment expenses. The adoption of this standards update did not impact our consolidated financial statements as it only provides for enhanced disclosures. Refer to Note to the Consolidated Financial Statements No. 8, Business Segments.

Recently Issued Accounting Standards

On December 14, 2023, the Financial Accounting Standards Board ("FASB") issued a final ASU to improve income tax disclosures. The new standard requires enhanced disclosures primarily related to existing rate reconciliation and income taxes paid information and improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and requiring income taxes paid to be disaggregated by jurisdiction. It also includes certain amendments to improve the effectiveness of income tax disclosures. The standards update is effective for annual periods beginning after December 15, 2024. We are currently assessing the impact of this standards update on our disclosures in the notes to the consolidated financial statements.

On November 4, 2024, the FASB issued a final ASU to require disaggregated disclosure of income statement expenses. This new standard requires certain expense categories, including selling expenses, to be disaggregated in the notes to the consolidated financial statements. The standards update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We are currently assessing the impact of this standards update on our disclosures in the notes to the consolidated financial statements.

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

Research and Development Costs

Research and development costs include, among other things, materials, equipment, compensation and contract services. These costs are expensed as incurred and included as a component of CGS. Research and development expenditures were $426 million, $461 million and $501 million in 2024, 2023 and 2022, respectively.

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

Advertising Costs

Costs incurred for producing and communicating advertising are generally expensed when incurred as a component of Selling, Administrative and General Expense ("SAG"). Costs incurred under our cooperative advertising programs with dealers and franchisees are generally recorded as reductions of sales as related revenues are recognized. Advertising costs, including costs for our cooperative advertising programs with dealers and franchisees, were $327 million, $364 million and $375 million in 2024, 2023 and 2022, respectively.

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

Income Taxes

Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between carrying values of assets and liabilities for financial reporting purposes and such carrying values as measured under applicable tax laws. The effect on deferred tax assets or liabilities of a change in the tax law or tax rate is recognized in the period the change is enacted. Valuation allowances are recorded to reduce net deferred tax assets to the amount that is more likely than not to be realized. The calculation of our tax liabilities also involves considering uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain income tax positions based on our estimate of whether it is more likely than not that additional taxes will be required and we report related interest and penalties as income taxes. To the extent that we incur expense under global intangible low-taxed income provisions, we will treat it as a component of income tax expense in the period incurred. Our policy is to utilize an item-by-item approach to release stranded income tax effects from Accumulated Other Comprehensive Loss ("AOCL"). Refer to Note to the Consolidated Financial Statements No. 6, Income Taxes.

Assets and Liabilities Held for Sale

Assets and liabilities are classified as held for sale when management approves and commits to a formal plan to actively market the assets for sale at a price reasonable in relation to their estimated fair value, the assets are available for immediate sale in their present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the assets is probable and expected to be completed within one year, and it is unlikely that significant changes will be made to the plan. When all of these criteria have been met, the assets and liabilities are classified as held for sale in the balance sheet. Assets classified as held for sale are reported at the lower of their carrying value or fair value less costs to sell. Depreciation of assets ceases upon designation as held for sale. At December 31, 2024, assets classified as held for sale of $466 million were included within Assets Held for Sale and liabilities classified as held for sale of $51 million were included in Other Current Liabilities in the Consolidated Balance Sheets. Refer to Note to the Consolidated Financial Statements No. 22, Subsequent Events.

Cash and Cash Equivalents / Consolidated Statements of Cash Flows / Restricted Cash

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. Substantially all of our cash and short-term investment securities are held with investment grade rated counterparties. At December 31, 2024, our cash investments with any single counterparty did not exceed approximately $145 million.

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

Customer prepayments for products and government grants received that predominately relate to operations are reported as operating activities. Government grants received that are predominately related to capital expenditures are reported as investing activities. The Consolidated Statements of Cash Flows are presented net of finance leases of $8 million, $19 million and $25 million originating in the years ended December 31, 2024, 2023 and 2022, respectively. Cash flows from investing activities in 2024 exclude $302 million of accrued capital expenditures remaining unpaid at December 31, 2024, and include payment for $348 million of capital expenditures that were accrued and unpaid at December 31, 2023. Cash flows from investing activities in 2023 exclude $348 million of accrued capital expenditures remaining unpaid at December 31, 2023, and include payment for $324 million of capital expenditures that were accrued and unpaid at December 31, 2022. Cash flows from investing activities in 2022 exclude $324 million of accrued capital expenditures remaining unpaid at December 31, 2022, and include payment for $257 million of capital expenditures that were accrued and unpaid at December 31, 2021.

The following table provides a reconciliation of Cash, Cash Equivalents and Restricted Cash as reported within the Consolidated Statements of Cash Flows:

	December 31,
(In millions)	2024	2023	2022
Cash and Cash Equivalents	$810	$902	$1,227
Restricted Cash	54	83	84
Total Cash, Cash Equivalents and Restricted Cash	$864	$985	$1,311

Restricted Cash primarily represents amounts required to be set aside for accounts receivable factoring programs. The restrictions lapse when cash from factored accounts receivable is remitted to the purchaser of those receivables. At December 31, 2024 and 2023, $54 million and $83 million was recorded in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets, respectively.

Restricted Net Assets

In certain countries where we operate, transfers of funds into or out of such countries by way of dividends, loans or advances are generally or periodically subject to various governmental regulations. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make cash distributions. At December 31, 2024, approximately $790 million of net assets were subject to such regulations or limitations.

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

Insurance Claims

We maintain third-party insurance coverage for property damage, repair expenses and business interruption, which is partially self-insured, subject to a $50 million deductible per occurrence. After consultation with our legal counsel and giving consideration to agreements with certain of our insurance carriers, the financial viability and legal obligations of our insurance carriers and other relevant factors, we determine an amount we expect is probable of recovery from such carriers. We record a receivable for property damage and repair expenses as incurred. For business interruption recoveries, we do not record a receivable until the claim is substantially complete.

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

We regularly review our investments to determine whether a decline in fair value below their recorded amount is other than temporary. If the decline in fair value is judged to be other than temporary, the investment is written down to fair value and the amount of the write-down is included in the Consolidated Statements of Operations. Refer to Notes to the Consolidated Financial Statements No. 12, Other Assets and Investments, No. 16, Fair Value Measurements, and No. 21, Accumulated Other Comprehensive Loss.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method. Additions and improvements that substantially extend the useful life of property, plant and equipment, and interest costs incurred during the construction period of major projects are capitalized. Government grants to us that are predominately related to capital expenditures are recorded as reductions of the cost of the associated assets. Repair and maintenance costs are expensed as incurred. Property, plant and equipment are depreciated to their estimated residual values over their estimated useful lives, and reviewed for impairment whenever events or circumstances warrant such a review. Depreciation expense for property, plant and equipment was $1,011 million, $967 million and $928 million in 2024, 2023 and 2022, respectively. Refer to Notes to the Consolidated Financial Statements No. 4, Interest Expense, and No. 13, Property, Plant and Equipment.

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

Reclassifications and Adjustments

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.

Note 2. Net Sales

The following table shows disaggregated net sales from contracts with customers by major source for the year ended December 31, 2024:

(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Tire unit sales	$9,001	$4,704	$2,288	$15,993
Other tire and related sales	769	573	112	1,454
Retail services and service related sales	742	148	15	905
Chemical sales	504	—	—	504
Other	17	—	5	22
Net Sales by reportable segment	$11,033	$5,425	$2,420	$18,878

The following table shows disaggregated net sales from contracts with customers by major source for the year ended December 31, 2023:

(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Tire unit sales	$10,028	$4,924	$2,336	$17,288
Other tire and related sales	790	532	89	1,411
Retail services and service related sales	685	150	34	869
Chemical sales	467	—	—	467
Other	23	—	8	31
Net Sales by reportable segment	$11,993	$5,606	$2,467	$20,066

The following table shows disaggregated net sales from contracts with customers by major source for the year ended December 31, 2022:

(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Tire unit sales	$10,694	$4,943	$2,249	$17,886
Other tire and related sales	746	582	93	1,421
Retail services and service related sales	645	120	48	813
Chemical sales	654	—	—	654
Other	27	—	4	31
Net Sales by reportable segment	$12,766	$5,645	$2,394	$20,805

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

When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue included in Other Current Liabilities in the Consolidated Balance Sheets totaled $13 million and $18 million at December 31, 2024 and 2023, respectively. Deferred revenue included in Other Long Term Liabilities in the Consolidated Balance Sheets totaled $6 million and $10 million at December 31, 2024 and 2023, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.

The following table presents the balances of deferred revenue related to contracts with customers, and changes during the years ended December 31:

(In millions)	2024	2023
Balance at January 1	$28	$34
Revenue deferred during period	220	220
Revenue recognized during period	(230)	(225)
Impact of foreign currency translation	1	(1)
Balance at December 31	$19	$28

Note 3. Costs Associated with Rationalization Programs

In order to improve our global competitiveness and as part of our execution of the Goodyear Forward transformation plan ("Goodyear Forward"), we have implemented, and are implementing, rationalization actions to reduce high-cost and excess manufacturing capacity and operating and administrative costs.

The following table presents the roll-forward of the liability balance between periods:

(In millions)	Associate- Related Costs	Other Costs	Total
Balance at December 31, 2021	$88	$—	$88
2022 charges	110	28	138
Incurred, net of foreign currency translation of ($5) million and $0 million, respectively	(74)	(26)	(100)
Reversed to the Statement of Operations	(9)	—	(9)
Balance at December 31, 2022	$115	$2	$117
2023 charges	453	57	510
Incurred, net of foreign currency translation of $14 million and $0 million, respectively	(42)	(43)	(85)
Reversed to the Statement of Operations	(8)	—	(8)
Balance at December 31, 2023	$518	$16	$534
2024 charges	66	65	131
Incurred, net of foreign currency translation of ($24) million and ($1) million, respectively	(143)	(80)	(223)
Reversed to the Statement of Operations	(45)	—	(45)
Balance at December 31, 2024	$396	$1	$397

During the third quarter of 2024, as part of the Goodyear Forward plan, we approved two rationalization plans to reduce SAG and manufacturing costs, primarily in North America and Corporate functional areas. The plans include approximately 190 net headcount reductions as of December 31, 2024. Total pre-tax charges are expected to be $9 million, substantially all of which are expected to be cash charges primarily for associate-related costs. We have approximately $4 million accrued for these plans at December 31, 2024, which is expected to be substantially paid through the first and second quarters of 2025.

During the second quarter of 2024, we approved a rationalization plan to open a shared service center in Costa Rica and to exit certain Commercial Tire and Service Center (“CTSC”) locations. Total pre-tax charges are expected to be $28 million, of which $18 million are expected to be cash charges primarily for associate-related costs. Non-cash charges are expected to be $10 million, consisting of accelerated lease amortization and pension settlement costs. We have approximately $9 million accrued for this plan at December 31, 2024, which is expected to be substantially paid through the end of 2025.

During the first quarter of 2024, we approved a rationalization plan in Asia Pacific to permanently close our Malaysia tire manufacturing facility as part of our strategy to improve profitability and reduce production costs. Total pre-tax charges were expected to be approximately $40 million ($20 million after minority), of which approximately $16 million were expected to be cash charges primarily for associate-related and other exit costs, with the remainder representing non-cash charges primarily for accelerated depreciation. We have approximately $3 million accrued for this plan at December 31, 2024, which is expected to be substantially paid through the first quarter of 2025.

The remainder of the accrual balance at December 31, 2024 includes $258 million related to the closures of our Fulda, Germany ("Fulda") and our Fürstenwalde, Germany ("Fürstenwalde") tire manufacturing facilities, $94 million related to the rationalization and workforce reorganization plan in Europe, Middle East and Africa ("EMEA"), which reflects $38 million of reversals due to voluntary attrition, $5 million related to plans to reduce SAG headcount, $5 million related to the closed Amiens, France tire manufacturing facility, $4 million related to a global workforce reorganization plan to improve our cost structure, $3 million related to the closure of Cooper Tire's Melksham, United Kingdom tire manufacturing facility ("Melksham"), $1 million related to the plan to improve profitability in Australia and New Zealand, $1 million related to the plan to streamline our EMEA distribution network, and various other plans to reduce headcount and improve operating efficiency.

At December 31, 2024 and December 31, 2023, $296 million and $239 million were recorded in Other Current Liabilities in the Consolidated Balance Sheets, respectively.

The following table shows net rationalization charges included in Income (Loss) before Income Taxes:

(In millions)	2024	2023	2022
Current Year Plans
Associate severance and other related costs	$30	$449	$103
Benefit plan curtailment and special termination benefits	—	1	—
Other exit costs	5	23	8
Current Year Plans - Net Charges	$35	$473	$111
Prior Year Plans
Associate severance and other related costs	$(9)	$(5)	$—
Other exit costs	60	34	18
Prior Year Plans - Net Charges	$51	$29	$18
Total Net Charges	$86	$502	$129
Asset write-off and accelerated depreciation charges, net	$146	$36	$30

Substantially all of the new charges in 2024 related to future cash outflows. Current year plan charges for the year ended December 31, 2024 related to the new plans approved during 2024 that are described above.

Net prior year plan charges for the year ended December 31, 2024 include $52 million related to the closures of Fulda and Fürstenwalde, $15 million related to the workforce reorganization plan in EMEA, $11 million related to the closure of Melksham, $4 million related to the closure of certain retail and warehouse locations in Americas, $3 million related to the permanent closure of our Gadsden, Alabama tire manufacturing facility ("Gadsden"), $3 million related to the global rationalization and workforce reorganization plan, $3 million related to the plan to streamline our EMEA distribution network, $2 million related to plans to reduce SAG headcount, $1 million related to a plan in South Africa, $1 million related to the integration of Cooper Tire, and reversals of $45 million primarily related to voluntary attrition in our workforce reorganization plan in EMEA.

Ongoing rationalization plans had approximately $1,050 million in rationalization charges through 2024 and approximately $150 million is expected to be incurred in future periods.

Approximately 950 associates will be released under new plans initiated in 2024, of which approximately 750 were released through December 31, 2024. In 2024, approximately 1,100 associates were released under plans initiated in prior years. Approximately 2,350 associates remain to be released under all ongoing rationalization plans.

Rationalization activities initiated in 2023 include current year charges primarily related to the Goodyear Forward plan that resulted in the closure of certain retail and warehouse locations, primarily in the Americas, the rationalization and workforce reorganization plan in EMEA to improve our cost structure, the closures of our Fulda and Fürstenwalde tire manufacturing facilities and the plan to improve profitability in Australia and New Zealand. Net prior year plan charges recognized in the year ended December 31, 2023 include $16 million related to the closure of Melksham, $9 million related to the integration of Cooper Tire, $6 million related to the permanent closure of Gadsden, $2 million related to a plan in South Africa, and $2 million related to discontinued operations in Russia. Net prior year plan charges also include reversals of $8 million for actions no longer needed for their originally intended purposes.

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

Asset write-off and accelerated depreciation charges in 2024 primarily relate to plans to improve our cost structure through the announced closures of our Fulda, Fürstenwalde and Malaysia tire manufacturing facilities, as well as the closure of a development center and warehouse in the U.S. Asset write-off and accelerated depreciation charges for 2024 were primarily recorded in CGS.

Asset write-off and accelerated depreciation charges in 2023 primarily related to the integration of Cooper Tire, the closure of Melksham, and the facility closures in Germany, partially offset by recoveries of previously written-off accounts receivable and other assets in Russia. Asset write-off and accelerated depreciation charges for 2023 were primarily recorded in CGS.

Asset write-off and accelerated depreciation charges in 2022 primarily related to the discontinuation of our operations in Russia and a plan related to the integration of Cooper Tire. Asset write-off and accelerated depreciation charges for 2022 were primarily recorded in SAG.

Note 4. Interest Expense

Interest expense includes interest and the amortization of deferred financing fees and debt discounts, less amounts capitalized, as follows:

(In millions)	2024	2023	2022
Interest expense before capitalization	$558	$559	$470
Capitalized interest	(36)	(27)	(19)
	$522	$532	$451

Cash payments for interest, net of amounts capitalized, were $515 million, $514 million and $437 million in 2024, 2023 and 2022, respectively.

Note 5. Other (Income) Expense

(In millions)	2024	2023	2022
Non-service related pension and other postretirement benefits cost	$99	$148	$178
Financing fees and financial instruments expense	62	59	40
Net foreign currency exchange (gains) losses	9	87	12
Interest income	(54)	(84)	(34)
General and product liability expense - discontinued products	3	6	5
Royalty income	(21)	(30)	(27)
Net (gains) losses on asset sales	(93)	(104)	(122)
Miscellaneous (income) expense	27	26	23
	$32	$108	$75

Non-service related pension and other postretirement benefits cost consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost, as well as curtailments and settlements which are not related to rationalization plans. Non-service related pension and other postretirement benefits cost includes a net pension settlement credit of $3 million in 2024 and net pension settlement and curtailment charges of $40 million and $124 million in 2023 and 2022, respectively. For further information, refer to Note to the Consolidated Financial Statements No. 17, Pension, Other Postretirement Benefits and Savings Plans.

Net foreign currency exchange (gains) losses include losses of $5 million, $80 million and $19 million related to the Argentine peso in 2024, 2023 and 2022, respectively, and a $13 million loss related to the Turkish lira in 2023.

Interest income includes interest income in Argentina of $6 million, $44 million and $17 million in 2024, 2023 and 2022, respectively.

Net gains on asset sales in 2024 primarily relate to a gain of $80 million related to the sale of a distribution center in EMEA and a $14 million gain related to sale and leaseback transactions for warehouses in Americas. Cash proceeds for the sale and leaseback transaction in Americas totaled $16 million, which were received during the second quarter of 2024. Leaseback terms for this location include a 4-year initial term with one 5-year renewal option. We have determined that it is not probable that we will exercise the renewal option. This transaction resulted in the recognition of Operating Lease Right-of-Use Assets totaling $6 million.

Net gains on asset sales in 2023 primarily relate to gains on sale and leaseback transactions of $88 million in Americas, resulting in $99 million of cash proceeds. Sale and leaseback transactions included the sale and leaseback of a warehouse in Americas in the second quarter of 2023 and a retail location in Americas in the fourth quarter of 2023. A $59 million gain was recorded in the second quarter of 2023 related to the sale and leaseback transaction for the warehouse in Americas. Cash proceeds related to this transaction totaled $66 million. Leaseback terms for this location include a 5-year initial term with one 5-year renewal option. We have determined it is not probable that we will exercise this option. This transaction resulted in the recognition of Operating Lease Right-of-Use Assets totaling $24 million. The sale and leaseback transaction in the fourth quarter of 2023 for the retail location in Americas resulted in a gain of $23 million. Cash proceeds related to this transaction totaled $24 million. Leaseback terms for this location include a 5-year initial term. This transaction resulted in the recognition of Operating Lease Right-of-Use Assets totaling $7 million. The remainder of net gains on asset sales in 2023 primarily relate to the sale and exit of certain retail locations in Americas.

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

Miscellaneous (income) expense in 2024 includes $19 million of transaction costs related to the sale of the OTR business and an $8 million loss related to the sale of receivables in Argentina. Miscellaneous (income) expense in 2023 includes non-indemnified costs for product liability claims related to products manufactured by a formerly consolidated joint venture entity totaling $31 million and a $10 million loss related to the sale of a receivable in Argentina, partially offset by $5 million of income for the write-off of accumulated foreign currency translation related to our exited business in Russia. Miscellaneous (income) expense in 2023 also includes $11 million of income related to a favorable court decision setting aside a previous unfavorable verdict on intellectual property-related legal claims. The impact of that verdict and other fees of $15 million was recorded in miscellaneous (income) expense in 2022.

Other (Income) Expense also includes financing fees and financial instruments expense, which consists of commitment fees and charges incurred in connection with financing transactions, primarily due to accounts receivable factoring programs; general and product liability expense - discontinued products, which consists of charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries; and royalty income, which is derived primarily from licensing arrangements.

Note 6. Income Taxes

The components of Income (Loss) before Income Taxes follow:

(In millions)	2024	2023	2022
U.S.	$(286)	$(325)	$41
Foreign	441	(352)	358
	$155	$(677)	$399

A reconciliation of income taxes at the U.S. statutory rate to United States and Foreign Tax Expense follows:

(In millions)	2024	2023	2022
U.S. federal income tax expense (benefit) at the statutory rate of 21%	$33	$(142)	$84
Net foreign losses (income) with no tax due to valuation allowances	48	122	45
Adjustment for foreign income taxed at different rates and nontaxable foreign items	38	5	33
U.S. charges (benefits) related to foreign tax credits, R&D and foreign derived intangible deduction	(30)	4	(7)
Net establishment (release) of uncertain tax positions	6	(3)	(4)
Net establishment (release) of foreign valuation allowances and write off of deferred taxes	4	—	24
State income taxes, net of U.S. federal benefit	(8)	(12)	6
Net establishment (release) of U.S. valuation allowances	4	—	—
Goodwill impairment	—	34	—
Deferred tax impact of enacted rate and law changes	—	—	(6)
Other	—	2	15
United States and Foreign Tax Expense	$95	$10	$190

The components of United States and Foreign Tax Expense by taxing jurisdiction, follow:

(In millions)	2024	2023	2022
Current:
Federal	$(29)	$37	$—
Foreign	189	177	150
State	—	26	12
	160	240	162
Deferred:
Federal	(78)	(123)	(28)
Foreign	31	(62)	46
State	(18)	(45)	10
	(65)	(230)	28
United States and Foreign Tax Expense	$95	$10	$190

Income tax expense in 2024 was $95 million on income before income taxes of $155 million. In 2024, income tax expense includes a net discrete tax benefit totaling $2 million.

In 2023, income tax expense was $10 million on a loss before income taxes of $677 million and includes net discrete tax benefits totaling $9 million, primarily related to additional prior year withholding tax creditable in the U.S. as a result of a tax law change.

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

The Organisation for Economic Co-operation and Development ("OECD") have published the Pillar Two model rules which adopt a global corporate minimum tax of 15% for multinational enterprises with average revenue in excess of €750 million. Certain jurisdictions in which we operate enacted legislation consistent with one or more of the OECD Pillar Two model rules effective in 2024. The model rules include minimum domestic top-up taxes, income inclusion rules and undertaxed profit rules, all aimed to ensure that multinational corporations pay a minimum effective corporate tax rate of 15% in each jurisdiction in which they operate. The Pillar Two model rules did not materially impact our annual effective tax rate in 2024. However, we are continuing to evaluate the Pillar Two model rules and related legislation and their potential impact on future periods.

We consider both positive and negative evidence when measuring the need for a valuation allowance. The weight given to the evidence is commensurate with the extent to which it may be objectively verified. Current and cumulative financial reporting results are a source of objectively verifiable information. We give operating results during the most recent three-year period a significant weight in our analysis. We perform scheduling exercises to determine if sufficient taxable income of the appropriate character exists in the periods required in order to realize our deferred tax assets with limited lives (such as tax loss carryforwards and tax credits) prior to their expiration. We also consider prudent tax planning strategies (including an assessment of their feasibility) to accelerate taxable income if required to utilize expiring deferred tax assets. A valuation allowance is not required to the extent that, in our judgment, positive evidence exists with a magnitude and duration sufficient to result in a conclusion that it is more likely than not that our deferred tax assets will be realized.

At December 31, 2024 and December 31, 2023, we had approximately $1.3 billion and $1.2 billion of U.S. federal, state and local net deferred tax assets, respectively, inclusive of valuation allowances totaling $26 million and $22 million, respectively, in each period, primarily for state tax loss carryforwards with limited lives. As of December 31, 2024, approximately $1.1 billion of these U.S. net deferred tax assets had unlimited lives and approximately $200 million had limited lives, including $24 million of foreign tax credits, and the majority do not start to expire until 2030. As of December 31, 2023, approximately $1.0 billion of these U.S. net deferred tax assets had unlimited lives and approximately $200 million had limited lives, including $22 million of foreign tax credits, and the majority do not start to expire until 2030. In the U.S., we have a cumulative loss for the three-year period ended December 31, 2024 primarily driven by non-recurring items such as rationalization charges, pension curtailments and settlements, one-time costs associated with the Goodyear Forward plan, and intangible asset impairments.

In assessing our ability to utilize our net deferred tax assets, we primarily considered objectively verifiable information, including the improvement of our U.S. operating results during 2024 as a result of lower raw material and transportation costs and benefits from the Goodyear Forward plan compared to 2023 as well as non-deductible interest and future royalty income from foreign subsidiaries. In addition, we considered our current forecasts of future profitability in assessing our ability to realize our deferred tax assets as well as the impact of tax planning strategies. These forecasts include the impact of recent trends and various macroeconomic factors such as the impact of raw material, transportation, labor and energy costs on our profitability. Our tax planning strategies include accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, repatriation of certain foreign royalty income, and other financing transactions, all of which would increase our domestic profitability.

We believe our improvement in U.S. operating results for the year ended December 31, 2024 compared to the year ended December 31, 2023, as well as forecasts of future profitability, provide us sufficient positive evidence to conclude that it is more likely than not that, at December 31, 2024, our U.S. net deferred tax assets will be fully utilized. However, macroeconomic factors such as raw material, transportation, potential tariff, labor and energy costs possess a high degree of volatility and can significantly impact our profitability. In addition, certain tax provisions, such as the annual interest expense limitation under Section 163(j) of the Internal Revenue Code of 1986, if amended, could impact our analysis of the realizability of our U.S. deferred tax assets. If our U.S. operating results significantly decline in the future, we may need to record a valuation allowance which could adversely impact our operating results. As such, we will closely monitor our U.S. operations as well as any tax law changes to assess the realizability of our U.S. deferred tax assets.

At December 31, 2024 and December 31, 2023, we also had approximately $1.5 billion of foreign net deferred tax assets and related valuation allowances of approximately $1.2 billion. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of approximately $1.0 billion on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances on our foreign deferred tax assets having a significant impact on our financial position or results of operations will exist within the next twelve months.

Temporary differences and carryforwards giving rise to deferred tax assets and liabilities at December 31 follow:

(In millions)	2024	2023
Tax loss carryforwards and credits	$1,233	$1,155
Capitalized research and development expenditures	486	490
Prepaid royalty income	344	427
Accrued expenses deductible as paid	316	343
Partnership basis differences	299	317
Lease liabilities	83	82
Postretirement benefits and pensions	67	87
Other prepayments income	32	153
Property basis differences	29	—
Rationalizations and other provisions	25	58
Vacation and sick pay	24	25
Other	139	137
	3,077	3,274
Valuation allowance	(1,252)	(1,275)
Total deferred tax assets	1,825	1,999
Intangible property basis differences related to Cooper Tire acquisition	(167)	(205)
Property basis differences	—	(166)
Right-of-use assets	(80)	(81)
Total net deferred tax assets	$1,578	$1,547

At December 31, 2024, we had $960 million of tax assets for net operating loss, capital loss and tax credit carryforwards related to certain foreign subsidiaries. These carryforwards are primarily from countries with unlimited carryforward periods, but include $73 million of tax credit carryforwards in various European countries that are subject to expiration from 2025 to 2034. A valuation allowance totaling $1,226 million has been recorded against these and other deferred tax assets where recovery of the asset or carryforward is uncertain. In addition, we had $217 million of federal and $56 million of state tax assets, primarily for net operating loss and tax credit carryforwards. The federal carryforwards include $25 million of foreign tax credits that are subject to expiration from 2028 to 2034 and $141 million of tax assets related to research and development credits and other federal credits that are subject to expiration from 2030 to 2044. The state carryforwards include $45 million that are subject to expiration from 2025 to 2044. A valuation allowance of $26 million has been recorded against federal and state deferred tax assets where recovery is uncertain.

At December 31, 2024, we had unrecognized tax benefits of $98 million that, if recognized, would have a favorable impact on our tax expense of $60 million. We had accrued interest of $1 million as of December 31, 2024. If not favorably settled, $24 million of the unrecognized tax benefits and all the accrued interest would require the use of our cash. We do not expect changes during 2024 to our unrecognized tax benefits to have a significant impact on our financial position or results of operations. A summary of our unrecognized tax benefits and changes during the year follows:

(In millions)	2024	2023	2022
Balance at January 1	$92	$87	$90
Increases related to prior year tax positions	20	5	10
Decreases related to prior year tax positions	—	—	—
Settlements	—	(1)	(12)
Foreign currency impact	(14)	4	(1)
Increases related to current year tax positions	—	—	2
Lapse of statute of limitations	—	(3)	(2)
Balance at December 31	$98	$92	$87

We are open to examination in the U.S. for 2021 and in Germany from 2018 onward. Generally, for our remaining tax jurisdictions, years from 2019 onward are still open to examination.

We have undistributed earnings and profits of our foreign subsidiaries totaling approximately $2.7 billion at December 31, 2024. We have concluded that no provision for tax in the U.S. is required because substantially all of the remaining undistributed earnings and profits have been or will be reinvested in property, plant and equipment and working capital outside of the U.S. A foreign withholding tax charge would be required if these earnings and profits were distributed to the U.S. We estimate the foreign withholding tax charge to be approximately $100 million (net of foreign tax credits) using various assumptions. Future events, including changes in our business operations and tax law changes, could impact our current estimate.

Net cash payments for income taxes were $170 million, $200 million and $174 million in 2024, 2023 and 2022, respectively.

Note 7. Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are calculated to reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock.

Basic and diluted earnings per common share are calculated as follows:

(In millions, except per share amounts)	2024	2023	2022
Earnings (loss) per share — basic:
Goodyear net income (loss)	$70	$(689)	$202
Weighted average shares outstanding	287	285	284
Earnings (loss) per common share — basic	$0.24	$(2.42)	$0.71

Earnings (loss) per share — diluted:
Goodyear net income (loss)	$70	$(689)	$202
Weighted average shares outstanding	287	285	284
Dilutive effect of stock options and other dilutive securities	1	—	2
Weighted average shares outstanding — diluted	288	285	286
Earnings (loss) per common share — diluted	$0.24	$(2.42)	$0.71

Weighted average shares outstanding — diluted for 2024 excludes approximately 1 million equivalent shares related to options with exercise prices greater than the average market price of our common shares (i.e., "underwater" options). There were approximately 2 million equivalent shares related to underwater options for 2023 and 2022, respectively. Weighted average shares outstanding — diluted for 2023 also excludes approximately 2 million shares, related primarily to options with exercise prices less than the average market price of our common shares (i.e., "in-the-money" options) and unvested restricted stock units, as their inclusion would have been anti-dilutive due to the Goodyear net loss.

Note 8. Business Segments

Segment information reflects our strategic business units (“SBUs”), which are organized to meet customer requirements and global competition. For the year ended December 31, 2024, we operated our business through three operating segments representing our regional tire businesses: Americas; Europe, Middle East and Africa; and Asia Pacific. Segment information is reported on the basis used for reporting to our Chief Executive Officer. Each of the three SBUs is involved in the development, manufacture, distribution and sale of tires. Certain of the SBUs also provide related products and services, which include retreads and automotive and commercial truck maintenance and repair services.

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

The chief operating decision maker ("CODM") is the Chief Executive Officer. The CODM uses segment operating income to allocate resources (including employees, property, and financial or capital resources) for each segment predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a monthly basis for the profit measure when making decisions about allocating capital and personnel to the segments. The CODM also uses segment operating income or loss for evaluating product pricing and to assess the performance for each segment by comparing the results and return on assets of each segment with one another and in the compensation of certain employees.

The following tables present segment sales, significant segment expenses and operating income, and the reconciliation of segment operating income to Income (Loss) before Income Taxes:

	2024
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Net Sales	$11,033	$5,425	$2,420	$18,878
Less:
Cost of Goods Sold	8,758	4,472	1,840	15,070
Selling, Administrative and General Expense	1,357	848	304	2,509
Other (income)(1)	(15)	(3)	(1)	(19)
Segment Operating Income	$933	$108	$277	$1,318
Less:
Goodwill and Intangible Asset Impairments (Note 11)				125
Rationalizations (Note 3)				86
Interest expense (Note 4)				522
Other (income) expense (Note 5)				32
Asset write-offs and accelerated depreciation, net (Note 3)				146
Corporate incentive compensation plans				62
Retained expenses of divested operations				15
Other(2)				175
Income (Loss) before Income Taxes				$155
(1)
Primarily represents royalty income attributable to the SBUs.
(2)
Primarily represents unallocated corporate costs and the elimination of royalty income attributable to the SBUs. Other also includes $105 million of costs related to the Goodyear Forward plan, primarily related to third-party consulting fees.

	2023
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Net Sales	$11,993	$5,606	$2,467	$20,066
Less:
Cost of Goods Sold	9,828	4,736	1,925	16,489
Selling, Administrative and General Expense	1,440	855	341	2,636
Other (income)(1)	(24)	(2)	(1)	(27)
Segment Operating Income	$749	$17	$202	$968
Less:
Goodwill and Intangible Asset Impairments (Note 11)				230
Rationalizations (Note 3)				502
Interest expense (Note 4)				532
Other (income) expense (Note 5)				108
Asset write-offs and accelerated depreciation, net (Note 3)				36
Corporate incentive compensation plans				70
Retained expenses of divested operations				18
Other(2)				149
Income (Loss) before Income Taxes				$(677)
(1)
Primarily represents royalty income attributable to the SBUs.
(2)
Primarily represents unallocated corporate costs and the elimination of royalty income attributable to the SBUs. Other also includes $35 million of costs related to the Goodyear Forward plan, primarily related to third-party consulting fees.

	2022
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Net Sales	$12,766	$5,645	$2,394	$20,805
Less:
Cost of Goods Sold	10,249	4,766	1,916	16,931
Selling, Administrative and General Expense	1,447	819	357	2,623
Other (income)(1)	(24)	(1)	—	(25)
Segment Operating Income	$1,094	$61	$121	$1,276
Less:
Rationalizations (Note 3)				129
Interest expense (Note 4)				451
Other (income) expense (Note 5)				75
Asset write-offs and accelerated depreciation, net (Note 3)				37
Corporate incentive compensation plans				56
Retained expenses of divested operations				14
Other(2)				115
Income (Loss) before Income Taxes				$399

(1)
Primarily represents royalty income attributable to the SBUs.
(2)
Primarily represents unallocated corporate costs and the elimination of royalty income attributable to the SBUs.

The following table presents segment assets at December 31:

(In millions)	2024	2023
Assets
Americas	$11,406	$11,647
Europe, Middle East and Africa	4,557	4,873
Asia Pacific	2,610	2,767
Total Segment Assets	18,573	19,287
Corporate(1)	2,391	2,295
	$20,964	$21,582

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

(In millions)	2024	2023	2022
Net Sales
United States	$9,083	$9,807	$10,734
Other international	9,795	10,259	10,071
	$18,878	$20,066	$20,805
Long-Lived Assets
United States	$3,688	$3,891
China	676	713
Other international	3,718	3,888
	$8,082	$8,492

At December 31, 2024, significant concentrations of cash and cash equivalents held by our international subsidiaries included the following amounts:

•
$242 million or 30% in Asia Pacific, primarily China, Australia and India ($244 million or 27% at December 31, 2023),
•
$199 million or 25% in Americas, primarily Brazil, Chile and Mexico ($237 million or 26% at December 31, 2023), and
•
$193 million or 24% in EMEA, primarily Turkey and Ukraine ($297 million or 33% at December 31, 2023).

Goodwill and intangible asset impairment, as described in Notes to the Consolidated Financial Statements No. 11, Goodwill and Intangible Assets; rationalizations, as described in Note to the Consolidated Financial Statements No. 3, Costs Associated with Rationalization Programs; net (gains) losses on asset sales, as described in Note to the Consolidated Financial Statements No. 5, Other (Income) Expense; and asset write-offs and accelerated depreciation were not charged (credited) to the SBUs for performance evaluation purposes but were attributable to the SBUs as follows:

(In millions)	2024	2023	2022
Goodwill and Intangible Asset Impairment
Americas	$125	$—	$—
Europe, Middle East and Africa	—	230	—
Total Segment Goodwill and Intangible Asset Impairment	$125	$230	$—

(In millions)	2024	2023	2022
Rationalizations
Americas	$23	$19	$32
Europe, Middle East and Africa	36	409	92
Asia Pacific	13	25	—
Total Segment Rationalizations	$72	$453	$124
Corporate	14	49	5
	$86	$502	$129

(In millions)	2024	2023	2022
Net Gains on Asset Sales
Americas	$(13)	$(104)	$(122)
Europe, Middle East and Africa	(79)	—	—
Asia Pacific	(1)	—	—
Total Segment Gains on Asset Sales	$(93)	$(104)	$(122)

(In millions)	2024	2023	2022
Asset Write-Offs, Accelerated Depreciation, and Accelerated Lease Costs, net
Americas	$14	$19	$—
Europe, Middle East and Africa	68	17	20
Asia Pacific	44	—	—
Total Segment Asset Write-Offs, Accelerated Depreciation, and Accelerated Lease Costs, net	$126	$36	$20
Corporate	20	—	17
	$146	$36	$37

The following tables present segment capital expenditures and depreciation and amortization:

(In millions)	2024	2023	2022
Capital Expenditures
Americas	$790	$638	$611
Europe, Middle East and Africa	257	255	258
Asia Pacific	113	126	144
Total Segment Capital Expenditures	$1,160	$1,019	$1,013
Corporate	28	31	48
	$1,188	$1,050	$1,061

(In millions)	2024	2023	2022
Depreciation and Amortization
Americas	$579	$580	$561
Europe, Middle East and Africa	277	239	208
Asia Pacific	153	141	144
Total Segment Depreciation and Amortization	$1,009	$960	$913
Corporate	40	41	51
	$1,049	$1,001	$964

The following table presents segment equity in the net (income) loss of investees accounted for by the equity method:

(In millions)	2024	2023	2022
Equity in (Income) Loss
Americas	$27	$15	$(14)
Europe, Middle East and Africa	(1)	(1)	1
Asia Pacific	(8)	(16)	(12)
Total Segment Equity in (Income) Loss	$18	$(2)	$(25)

Note 9. Accounts Receivable

(In millions)	December 31, 2024	December 31, 2023
Accounts receivable	$2,566	$2,833
Allowance for doubtful accounts	(84)	(102)
	$2,482	$2,731

Note 10. Inventories

(In millions)	December 31, 2024	December 31, 2023
Raw materials	$755	$785
Work in process	213	206
Finished goods	2,629	2,707
	$3,597	$3,698

Note 11. Goodwill and Intangible Assets

The following table presents the net carrying amount of goodwill allocated by segment, and changes during 2024:

(In millions)	Balance at December 31, 2023	Acquisitions	Divestitures(1)	Impairment	Translation	Balance at December 31, 2024
Americas	$724	$—	$(9)	$—	$—	$715
Asia Pacific	57	—	(13)	—	(3)	41
	$781	$—	$(22)	$—	$(3)	$756

(1) The amounts reflect the goodwill on assets classified as held for sale due to the sale of the OTR business.

The following table presents the net carrying amount of goodwill allocated by segment, and changes during 2023:

(In millions)	Balance at December 31, 2022	Acquisitions	Divestitures	Impairment	Translation	Balance at December 31, 2023
Americas	$724	$—	$—	$—	$—	$724
Europe, Middle East and Africa (1)	232	—	—	(230)	(2)	—
Asia Pacific	58	—	—	—	(1)	57
	$1,014	$—	$—	$(230)	$(3)	$781

(1) The decrease during 2023 was due to the EMEA goodwill impairment. The accumulated amount of impairment recognized against EMEA's goodwill is $412 million.

The following table presents information about intangible assets at December 31:

	2024			2023
(In millions)	Gross Carrying Amount(1)	Accumulated Amortization /Impairment Charges(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization /Impairment Charges(1)	Net Carrying Amount
Intangible assets with indefinite lives	$680	$(131)	$549	$687	$(6)	$681
Customer relationships	350	(108)	242	350	(77)	273
Other intangible assets	30	(25)	5	30	(25)	5
Trademarks and patents	29	(20)	9	29	(19)	10
	$1,089	$(284)	$805	$1,096	$(127)	$969

(1)
Includes impact of foreign currency translation.

Intangible assets are primarily comprised of rights to use the Cooper and Dunlop brand names and related trademarks, Cooper Tire customer relationships, and certain other brand names and trademarks.

Amortization expense for intangible assets totaled $32 million in 2024, $33 million in 2023, and $35 million in 2022. We estimate that annual amortization expense related to intangible assets will be $31 million in 2025, and an average of $29 million in 2026 through 2029.

During the third quarter of 2024, we experienced a decline in our market capitalization as a result of a decrease in our stock price. Our stock price has a history of volatility, however, given the decrease was sustained throughout the quarter, we viewed this event as a triggering event and performed a quantitative analysis of the fair value of the North America reporting unit in our Americas segment as of September 30, 2024 which resulted in an estimated fair value that exceeded its carrying value, including goodwill.

As part of our annual goodwill impairment analysis as of October 31, 2024, we completed a quantitative impairment analysis at our North America and Asia Pacific reporting units to determine if their fair values were less than their carrying amounts.

For both the interim and annual impairment analysis, we determined the estimated fair value for the reporting units based on their discounted cash flow projections. The most critical assumptions used in the calculation of the fair value of each reporting unit are the projected revenue, projected operating margin and discount rate. Based on the quantitative test, the fair values of the North America reporting unit had an estimated fair value that exceeded its carrying value, including goodwill, by approximately 11% and the Asia Pacific reporting unit substantially exceeded its carrying value.

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

During the third quarter of 2024, we experienced a decline in volumes primarily in our lower tier indefinite-lived intangible assets related to the acquisition of Cooper Tire as a result of increased competition from lower tier imports in the market. We viewed this event as a triggering event and performed a quantitative analysis of the fair value of our indefinite-lived intangible assets related to the acquisition of Cooper Tire as of September 30, 2024. Based on the results of the quantitative impairment assessments, the fair value of the intangible assets was less than the carrying value, resulting in a non-cash impairment charge of $125 million in our Americas SBU during the third quarter of 2024.

As part of our annual impairment analysis as of October 31, 2024, we completed a quantitative impairment analysis of our indefinite-lived intangible assets to determine if their fair values were less than their carrying amounts. Based on the results of the quantitative impairment assessments, the Company determined that no impairment was required as the estimated fair values of our indefinite-lived intangible assets exceeded or approximated their respective carrying values. We identified $435 million of indefinite-lived intangible assets related to the Cooper Tire acquisition for which the estimated fair values approximated their respective carrying values. As part of our interim and annual impairment analysis, we determine the fair value of indefinite-lived intangible assets using the relief-from-royalty method, which calculates the cost savings associated with owning rather than licensing the assets. The most critical assumptions used in the calculation of the fair value are projected revenue, discount rate and royalty rate. The fair value of the indefinite-lived intangible assets is sensitive to differences between estimated and actual revenue, including changes in the discount rate and royalty rate used to evaluate the fair value of these assets. Although we believe our estimate of fair value is reasonable, the indefinite-lived intangible asset performance is dependent on our ability to execute our business plan. If our future financial performance falls below our expectations, there are adverse revisions to significant assumptions, including projected revenues, discount rates or royalty rates, this could be indicative that the fair values of these indefinite-lived intangible assets has declined below their carrying values, and therefore we may need to record a material, non-cash impairment charge in a future period.

We assessed the period from October 31, 2024 to December 31, 2024 and determined there were no factors that caused us to change our conclusions as of October 31, 2024. Future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill and indefinite-lived intangible assets, including discount rates, royalty rates and cash flow projections, could result in significantly different estimates of the fair values. A significant reduction in the estimated fair values could result in additional impairment charges that could adversely affect our results of operations.

Note 12. Other Assets and Investments

Dividends received from our consolidated subsidiaries were $131 million, $150 million and $115 million in 2024, 2023 and 2022, respectively. Dividends received in 2024 were primarily from Brazil, Mexico, Singapore and Canada and paid to the United States. Dividends received in 2023 and 2022 were primarily from Brazil, Mexico and Singapore and paid to the United States. Dividends received from our affiliates accounted for using the equity method were $7 million, $19 million and $7 million in 2024, 2023 and 2022, respectively.

Investment in TireHub

The carrying value of our net investment in TireHub was $110 million and $118 million, which includes an outstanding loan receivable of $119 million and $96 million, at December 31, 2024 and 2023, respectively, and was included in Other Assets on our Consolidated Balance Sheets. Our investment in TireHub is accounted for under the equity method of accounting and, as such, includes our 50% share of the net income (losses) of TireHub, which was a net loss of $35 million and $25 million in 2024 and 2023, respectively.

Investment in ACTR Company Limited

We own a 35% equity interest in ACTR Company Limited, a tire manufacturing joint venture in Vietnam, valued at $84 million and $76 million at December 31, 2024 and 2023, respectively. Our investment in ACTR is accounted for under the equity method of accounting and, as such, includes our 35% share of the net income of ACTR, which totaled $8 million and $15 million in 2024 and 2023, respectively.

Note 13. Property, Plant and Equipment

	December 31, 2024			December 31, 2023
(In millions)	Owned	Finance Leases	Total	Owned	Finance Leases	Total
Property, plant and equipment:
Land	$444	$1	$445	$461	$1	$462
Buildings	2,687	215	2,902	2,840	218	3,058
Machinery and equipment	15,234	69	15,303	15,664	69	15,733
Construction in progress	1,300	—	1,300	1,340	—	1,340
	19,665	285	19,950	20,305	288	20,593
Accumulated depreciation	(12,123)	(89)	(12,212)	(12,392)	(80)	(12,472)
	7,542	196	7,738	7,913	208	8,121
Spare parts	344	—	344	371	—	371
	$7,886	$196	$8,082	$8,284	$208	$8,492

The range of useful lives of property used in arriving at the annual amount of depreciation is as follows: buildings and improvements, 3 to 45 years; and machinery and equipment, 3 to 40 years.

Note 14. Leases

The components of lease expense included in Income (Loss) before Income Taxes for the years ended December 31, 2024, 2023 and 2022 are as follows:

(In millions)	2024	2023	2022
Operating Lease Expense	$326	$302	$300
Finance Lease Expense:
Amortization of ROU assets	12	12	10
Interest on lease liabilities	21	20	20
Short Term Lease Expense	11	11	17
Variable Lease Expense	5	3	5
Sublease Income	(9)	(10)	(11)
Total Lease Expense	$366	$338	$341

Supplemental cash flow information related to leases for the years ended December 31, 2024, 2023 and 2022 is as follows:

(In millions)	2024	2023	2022
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating Cash Flows for Operating Leases	$277	$278	$276
Operating Cash Flows for Finance Leases	21	20	20
Financing Cash Flows for Finance Leases	10	8	6
ROU Assets Obtained in Exchange for Lease Obligations
Operating Leases	223	218	250
Finance Leases	2	17	20

Supplemental balance sheet information related to leases as of December 31, 2024 and 2023 is as follows:

(In millions, except lease term and discount rate)	2024	2023
Operating Leases
Operating Lease ROU Assets	$951	$985

Operating Lease Liabilities due Within One Year	$200	$200
Operating Lease Liabilities	804	825
Total Operating Lease Liabilities	$1,004	$1,025

Finance Leases
Property, Plant and Equipment, at cost	$285	$288
Accumulated Depreciation	(89)	(80)
Property, Plant and Equipment, net	$196	$208

Long Term Debt and Finance Leases due Within One Year	$10	$10
Long Term Debt and Finance Leases	251	258
Total Finance Lease Liabilities	$261	$268

Weighted Average Remaining Lease Term (years)
Operating Leases	6.9	7.0
Finance Leases	27.1	27.3

Weighted Average Discount Rate
Operating Leases	7.45%	7.24%
Finance Leases	8.23%	8.17%

Future maturities of our lease liabilities, excluding subleases, as of December 31, 2024 are as follows:

(In millions)	Operating Leases	Finance Leases
2025	$261	$29
2026	223	29
2027	184	27
2028	138	26
2029	107	28
Thereafter	384	588
Total Lease Payments	1,297	727
Less: Imputed Interest	293	466
Total	$1,004	$261

As of December 31, 2024, we have additional operating and finance leases that have not yet commenced for which the present value of lease payments over the respective lease terms totals $159 million. Accordingly, these leases are not recorded on the Consolidated Balance Sheets at December 31, 2024. These leases will commence in 2025 with lease terms of 3 years to 30 years.

Note 15. Financing Arrangements and Derivative Financial Instruments

At December 31, 2024, we had total credit arrangements of $11,223 million, of which $3,555 million were unused. At that date, approximately 25% of our debt was at variable interest rates averaging 9.23%.

Notes Payable and Overdrafts, Long Term Debt and Finance Leases due Within One Year and Short Term Financing Arrangements

At December 31, 2024, we had short term committed and uncommitted credit arrangements totaling $871 million, of which $292 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.

The following table presents amounts due within one year:

	December 31,	December 31,
(In millions)	2024	2023
Chinese credit facilities	$66	$15
Other foreign and domestic debt	492	329
Notes Payable and Overdrafts	$558	$344
Weighted average interest rate	8.00%	10.52%

Chinese credit facilities	$81	$54
9.5% Notes due 2025	500	—
Other foreign and domestic debt (including finance leases)	251	395
Long Term Debt and Finance Leases due Within One Year	$832	$449
Weighted average interest rate	8.46%	7.27%
Total obligations due within one year	$1,390	$793

Long Term Debt and Finance Leases and Financing Arrangements

At December 31, 2024, we had long term credit arrangements totaling $10,352 million, of which $3,263 million were unused.

The following table presents long term debt and finance leases, net of unamortized discounts, and interest rates:

	December 31, 2024		December 31, 2023
(In millions)	Amount	Interest Rate	Amount	Interest Rate
Notes:
9.5% due 2025	$500		$801
5% due 2026	900		900
4.875% due 2027	700		700
7.625% due 2027	124		128
7% due 2028	150		150
2.75% Euro Notes due 2028	416		442
5% due 2029	850		850
5.25% due April 2031	550		550
5.25% due July 2031	600		600
5.625% due 2033	450		450
Credit Facilities:
First lien revolving credit facility due 2026	700	5.86%	385	6.71%
European revolving credit facility due 2028	—	—	—	—
Pan-European accounts receivable facility	227	4.83%	244	6.11%
Mexican credit facility	200	7.36%	84	7.57%
Chinese credit facilities	147	2.50%	174	3.94%
Other foreign and domestic debt(1)	480	7.39%	591	7.44%
	6,994		7,049
Unamortized deferred financing fees	(31)		(37)
	6,963		7,012
Finance lease obligations(2)	261		268
	7,224		7,280
Less portion due within one year	(832)		(449)
	$6,392		$6,831

(1)
Interest rates are weighted average interest rates related to various foreign credit facilities with customary terms and conditions.
(2)
Includes non-cash financing additions of $2 million and $17 million during the twelve month period ended December 31, 2024 and 2023, respectively.

NOTES

$500 million 9.5% Senior Notes due 2025

At December 31, 2024, $500 million aggregate principal amount of 9.5% senior notes due 2025 were outstanding. Initially, $600 million of these notes were sold at 100% of the principal amount and $200 million of these notes were sold at 101.75% of the principal amount at an effective yield of 9.056%. The remaining notes will mature on May 31, 2025. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. first lien revolving credit facility described below.

We have the option to redeem these notes, in whole or in part, at any time at a redemption price of 100% during the 12-month period commencing on May 31, 2024 and thereafter, plus accrued and unpaid interest to the redemption date.

On August 7, 2024, we redeemed $300 million in aggregate principal amount of these notes. The redemption price was equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest thereon to the redemption date.

On February 4, 2025, we called for redemption of the remaining $500 million in aggregate principal amount of these notes on February 19, 2025 (the “Redemption Date”) at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest to the Redemption Date.

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

$900 million 5% Senior Notes due 2026

At December 31, 2024, $900 million aggregate principal amount of 5% senior notes due 2026 were outstanding. These notes were sold at 100% of the principal amount and will mature on May 31, 2026. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. first lien revolving credit facility described below.

We have the option to redeem these notes, in whole or in part, at any time at a redemption price of 100% during the 12-month period commencing on May 31, 2024 and thereafter, plus accrued and unpaid interest to the redemption date.

The indenture for these notes includes covenants that are substantially similar to those contained in the indenture governing our 9.5% senior notes due 2025, described above.

$700 million 4.875% Senior Notes due 2027

At December 31, 2024, $700 million aggregate principal amount of 4.875% senior notes due 2027 were outstanding. These notes were sold at 100% of the principal amount and will mature on March 15, 2027. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. first lien revolving credit facility described below.

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

$117 million 7.625% Senior Notes due 2027

Following the Cooper Tire acquisition and at December 31, 2024, $117 million aggregate principal amount of 7.625% senior notes due 2027 were outstanding. These notes also included a $19 million fair value step-up, which is being amortized against interest expense over the remaining life of the notes. Amortization since the Cooper Tire acquisition was approximately $12 million. These notes are unsecured senior obligations and will mature on March 15, 2027. These notes are not redeemable prior to maturity.

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

$150 million 7% Senior Notes due 2028

At December 31, 2024, $150 million aggregate principal amount of 7% notes due 2028 were outstanding. These notes are unsecured senior obligations and will mature on March 15, 2028.

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

€400 million 2.75% Senior Notes due 2028 of GEBV

At December 31, 2024, €400 million aggregate principal amount of GEBV 2.75% senior notes due 2028 were outstanding. These notes were sold at 100% of the principal amount and will mature on August 15, 2028. These notes are unsecured senior obligations of GEBV and are guaranteed, on an unsecured senior basis, by the Company and our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. first lien revolving credit facility described below.

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

$850 million 5% Senior Notes due 2029

At December 31, 2024, $850 million aggregate principal amount of 5% senior notes due 2029 were outstanding. These notes were sold at 100% of the principal amount and will mature on July 15, 2029. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. first lien revolving credit facility described below.

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

$550 million 5.25% Senior Notes due April 2031

At December 31, 2024, $550 million aggregate principal amount of 5.25% senior notes due April 2031 were outstanding. These notes were sold at 100% of the principal amount and will mature on April 30, 2031. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. first lien revolving credit facility described below.

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

$600 million 5.25% Senior Notes due July 2031

At December 31, 2024, $600 million aggregate principal amount of 5.25% senior notes due July 2031 were outstanding. These notes were sold at 100% of the principal amount and will mature on July 15, 2031. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. first lien revolving credit facility described below.

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

$450 million 5.625% Senior Notes due 2033

At December 31, 2024, $450 million aggregate principal amount of 5.625% senior notes due 2033 were outstanding. These notes were sold at 100% of the principal amount and will mature on April 30, 2033. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. first lien revolving credit facility described below.

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

Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks in an amount not to exceed $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion. As of December 31, 2024, our borrowing base was above the facility's stated amount of $2.75 billion.

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

At December 31, 2024, we had $700 million of borrowings and $1 million of letters of credit issued under the revolving credit facility. At December 31, 2023, we had $385 million of borrowings and $1 million of letters of credit issued under the revolving credit facility.

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

At December 31, 2024 and 2023, we had no borrowings and no letters of credit outstanding under the European revolving credit facility.

Potential Future Financings

On July 22, 2024, we entered into a commitment letter (the “Commitment Letter”) to provide us a 364-day senior unsecured committed credit facility in an aggregate principal amount not to exceed $500 million (the “Committed Credit Facility”). If drawn, borrowings under the Committed Credit Facility would be required to be used solely to redeem our remaining outstanding 9.5% Senior Notes due 2025 (the “9.5% Notes”). On February 3, 2025, following the closing of the sale of our off-the-road tire business to The Yokohama Rubber Company, Limited, the commitments under the Commitment Letter for the Committed Credit Facility were reduced to zero and the Commitment Letter was terminated in accordance with its terms. On February 4, 2025, we called for redemption in full of the 9.5% Notes on the Redemption Date at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest to the Redemption Date.

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

At December 31, 2024, the amounts available and utilized under this program totaled $227 million (€218 million). At December 31, 2023, the amounts available and utilized under this program totaled $244 million (€221 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At December 31, 2024, the gross amount of receivables sold was $773 million, compared to $693 million at December 31, 2023.

Supplier Financing

We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under these programs. Agreements for such supplier financing programs totaled up to $775 million and $892 million at December 31, 2024 and 2023, respectively. The amounts confirmed to the financial institutions were $604 million and $580 million at December 31, 2024 and 2023, respectively, and are included in Accounts Payable — Trade in our Consolidated Balance Sheets. All activity related to these obligations is presented within operating activities on the Consolidated Statements of Cash Flows.

The following table represents the change in the balance of the supplier financing arrangements during the year ended December 31:

(In millions)	2024
Balance at January 1	$580
Amounts added to the program(1)	1,869
Amounts settled(1)	(1,845)
Balance at December 31	$604

(1) Includes impact of foreign currency translation.

Other Foreign Credit Facilities

A Mexican subsidiary and a U.S. subsidiary have a revolving credit facility in Mexico. At December 31, 2024, the amounts available and utilized under this facility were $200 million. At December 31, 2023, the amounts available and utilized under this facility were $200 million and $84 million, respectively. The facility ultimately matures on November 22, 2026, has covenants relating to the Mexican and U.S. subsidiaries, and has customary representations and warranties and defaults relating to the Mexican and U.S. subsidiaries' ability to perform their respective obligations under the facility.

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

The following table presents the total amounts available and utilized under the Chinese financing arrangements:

	December 31,	December 31,
(In millions)	2024	2023
Total available	$817	$937
Amounts utilized:
Notes Payable and Overdrafts	$66	$15
Long Term Debt due Within One Year	81	54
Long Term Debt	66	120
Letters of credit, bank acceptances and other utilization	104	91
Total utilized	$317	$280

Maturities	1/25-8/28	2/24-8/28

Certain of these facilities can only be used to finance the expansion of our manufacturing facilities in China and, at December 31, 2024 and December 31, 2023, the unused amounts available under these facilities were $31 million and $93 million, respectively.

Debt Maturities

The annual aggregate maturities of our debt (excluding the impact of deferred financing fees, unamortized discounts and the fair value step-up related to the Cooper Tire acquisition), finance leases and notes payable and overdrafts for the five years subsequent to December 31, 2024 are presented below. Maturities of debt credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

(In millions)	2025	2026	2027	2028	2029
U.S.	$505	$1,803	$820	$150	$850
Foreign	898	110	317	519	11
	$1,403	$1,913	$1,137	$669	$861

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

The following table presents the fair values for foreign currency hedge contracts that do not meet the criteria to be accounted for as cash flow hedging instruments:

	December 31,	December 31,
(In millions)	2024	2023
Fair Values — Current asset (liability):
Accounts receivable	$28	$2
Other current liabilities	(3)	(27)

At December 31, 2024 and 2023, these outstanding foreign currency derivatives had notional amounts of $1,779 million and $1,930 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction gains on derivatives of $76 million in 2024 and net transaction losses on derivatives of $8 million in 2023. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.

The following table presents fair values for foreign currency hedge contracts that meet the criteria to be accounted for as cash flow hedging instruments:

	December 31,	December 31,
(In millions)	2024	2023
Fair Values — Current asset (liability):
Other current liabilities	$—	$(2)

As of December 31, 2024, the outstanding foreign currency derivatives have matured. At December 31, 2023, these outstanding foreign currency derivatives had notional amounts of $27 million and primarily related to U.S. dollar denominated intercompany transactions.

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

The following table presents the classification of changes in fair values of foreign currency contracts that meet the criteria to be accounted for as cash flow hedging instruments (before tax and minority):

	Year Ended December 31,
(In millions)	2024	2023	2022
Amount of gains (losses) deferred to AOCL	$—	$(5)	$—
Reclassification adjustment for amounts recognized in CGS	(1)	4	(2)

No net deferred losses at December 31, 2024 are expected to be reclassified to earnings within the next twelve months.

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

Note 16. Fair Value Measurements

The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheet at December 31:

	Total Carrying Value in the Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2024	2023	2024	2023	2024	2023	2024	2023
Assets:
Investments	$16	$19	$16	$19	$—	$—	$—	$—
Foreign Exchange Contracts	28	2	—	—	28	2	—	—
Total Assets at Fair Value	$44	$21	$16	$19	$28	$2	$—	$—
Liabilities:
Foreign Exchange Contracts	$3	$29	$—	$—	$3	$29	$—	$—
Total Liabilities at Fair Value	$3	$29	$—	$—	$3	$29	$—	$—

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding finance leases, at December 31:

	December 31,	December 31,
(In millions)	2024	2023
Fixed Rate Debt(1):
Carrying amount — liability	$5,367	$5,720
Fair value — liability	5,076	5,488
Variable Rate Debt(1):
Carrying amount — liability	$1,600	$1,292
Fair value — liability	1,590	1,286

(1)
Excludes Notes Payable and Overdrafts of $558 million and $344 million at December 31, 2024 and 2023, respectively, of which $241 million and $111 million, respectively, are at fixed rates and $317 million and $233 million, respectively, are at variable rates. The carrying value of Notes Payable and Overdrafts approximates fair value due to the short term nature of the facilities.

Long term debt with fair values of $4,921 million and $5,301 million at December 31, 2024 and 2023, respectively, were estimated using quoted Level 1 market prices. The carrying value of the remaining debt was based upon internal estimates of fair value derived from market prices for similar debt.

Note 17. Pension, Other Postretirement Benefits and Savings Plans

We provide employees with defined benefit pension or defined contribution savings plans. Our hourly U.S. pension plans are frozen, except for certain grandfathered participants in the Cooper Tire hourly pension plans who continue to accrue benefits, and provide benefits based on length of service. The principal salaried U.S. pension plan is frozen and provides benefits based on compensation and length of service. Salaried employees who made voluntary contributions to this plan receive higher benefits. We also provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Substantial portions of retiree health care benefits are not insured and are funded from operations.

During 2024, we recognized a net pension settlement credit of $3 million in Other (Income) Expense, primarily related to a premium refund from the purchase of a group annuity contract for the Cooper Tire U.S. salaried defined benefit pension plan described below. Excess plan assets of $5 million from the plan were used to fund obligations associated with our U.S. salaried defined contribution savings plan.

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

Our U.K. pension plan obligations include approximately $21 million at December 31, 2024, to recognize the impact to our plans from court rulings in 2018 and later, involving a plan with similar features to ours that was sponsored by another company, that required equal guaranteed minimum pension benefits for males and females. The total amount recognized includes an estimated $6 million related to benefits for certain participants that are still subject to finalization of plan amendments. These amounts have been recognized in AOCL, including $1 million and $16 million of actuarial losses in 2024 and 2023, respectively, from agreements with the plan trustees on implementation of changes for certain participants in one of our U.K. pension plans.

Total benefits cost and amounts recognized in other comprehensive (income) loss follows:

	Pension Plans
	U.S.			Non-U.S.			Other Postretirement Benefits
(In millions)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Benefits cost (credit):
Service cost	$7	$8	$13	$19	$18	$24	$2	$2	$3
Interest cost	174	195	133	105	108	60	15	16	12
Expected return on plan assets	(208)	(231)	(214)	(91)	(92)	(67)	—	—	—
Amortization of prior service cost (credit)	—	—	—	2	2	2	(2)	(1)	(1)
Amortization of net losses (gains)	97	98	101	20	16	21	(9)	(9)	2
Net periodic cost	$70	$70	$33	$55	$52	$40	$6	$8	$16
Net curtailments/settlements/ termination benefits	(3)	34	124	—	7	—	—	—	—
Total benefits cost	$67	$104	$157	$55	$59	$40	$6	$8	$16
Recognized in other comprehensive (income) loss before tax and minority:
Prior service (credit) cost from plan amendments	$(3)	$—	$6	$—	$—	$(1)	$(28)	$—	$—
Increase (decrease) in net actuarial losses	40	40	(99)	(15)	120	(10)	(9)	1	(101)
Amortization of prior service (cost) credit in net periodic cost	—	—	—	(2)	(2)	(2)	3	1	1
Amortization of net (losses) gains in net periodic cost	(97)	(98)	(101)	(20)	(16)	(21)	8	9	(2)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements	3	(34)	(124)	—	(13)	—	—	—	—
Total recognized in other comprehensive (income) loss before tax and minority	$(57)	$(92)	$(318)	$(37)	$89	$(34)	$(26)	$11	$(102)
Total recognized in total benefits cost and other comprehensive (income) loss before tax and minority	$10	$12	$(161)	$18	$148	$6	$(20)	$19	$(86)

Service cost is recorded in CGS or SAG. Other components of net periodic cost are recorded in Other (Income) Expense. Net curtailments, settlements and termination benefits are recorded in Other (Income) Expense or Rationalizations if related to a rationalization plan.

We use the fair value of pension assets in the calculation of pension expense for all plans.

Total benefits cost for our other postretirement benefits was $3 million, $5 million and $12 million for our U.S. plans in 2024, 2023 and 2022, respectively, and $3 million, $3 million and $4 million for our non-U.S. plans in 2024, 2023 and 2022, respectively.

During 2024, we approved changes to one of our U.S. other postretirement benefit plans, effective January 1, 2025, which resulted in a $28 million reduction of our U.S. other postretirement benefit obligation.

The Medicare Prescription Drug Improvement and Modernization Act provides plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. Our other postretirement benefits cost is presented net of this subsidy, which is less than $1 million annually.

The change in benefit obligation and plan assets for 2024 and 2023 and the amounts recognized in our Consolidated Balance Sheets at December 31, 2024 and 2023 are as follows:

	Pension Plans
	U.S.		Non-U.S.		Other Postretirement Benefits
(In millions)	2024	2023	2024	2023	2024	2023
Change in benefit obligation:
Beginning balance	$(3,659)	$(4,084)	$(2,392)	$(2,227)	$(287)	$(292)
Service cost — benefits earned	(7)	(8)	(19)	(18)	(2)	(2)
Interest cost	(174)	(195)	(105)	(108)	(15)	(16)
Plan amendments	3	—	—	—	28	—
Actuarial gain (loss)	107	(98)	131	(116)	11	(1)
Participant contributions	—	—	(3)	(3)	(6)	(7)
Curtailments/settlements/ termination benefits	13	355	12	21	—	—
Foreign currency translation	—	—	105	(83)	8	(1)
Benefit payments	337	371	160	142	31	32
Ending balance	$(3,380)	$(3,659)	$(2,111)	$(2,392)	$(232)	$(287)
Change in plan assets:
Beginning balance	$3,724	$4,174	$2,146	$2,043	$—	$—
Actual return on plan assets	61	290	(49)	102	—	—
Company contributions to plan assets	(5)	(18)	31	42	—	—
Cash funding of direct participant payments	17	4	26	26	25	25
Participant contributions	—	—	3	3	6	7
Settlements	(13)	(355)	(12)	(16)	—	—
Foreign currency translation	—	—	(79)	88	—	—
Benefit payments	(337)	(371)	(160)	(142)	(31)	(32)
Ending balance	$3,447	$3,724	$1,906	$2,146	$—	$—
Funded status at end of year	$67	$65	$(205)	$(246)	$(232)	$(287)

Significant actuarial gains or losses related to changes in benefit obligations for 2024 and 2023 primarily resulted from changes in discount rates.

Other postretirement benefits unfunded status was $153 million and $195 million for our U.S. plans at December 31, 2024 and 2023, respectively, and $79 million and $92 million for our non-U.S. plans at December 31, 2024 and 2023, respectively.

The funded status at December 31 recognized in the Consolidated Balance Sheets consists of:

	Pension Plans				Other Postretirement
	U.S.		Non-U.S.		Benefits
(In millions)	2024	2023	2024	2023	2024	2023
Noncurrent assets	$140	$155	$182	$215	$—	$—
Current liabilities	(38)	(14)	(25)	(28)	(22)	(24)
Noncurrent liabilities	(35)	(76)	(362)	(433)	(210)	(263)
Net amount recognized	$67	$65	$(205)	$(246)	$(232)	$(287)

The amounts recorded in AOCL at December 31, net of tax and minority interest, consist of:

	Pension Plans				Other Postretirement
	U.S.		Non-U.S.		Benefits
(In millions)	2024	2023	2024	2023	2024	2023
Prior service (credit) cost	$—	$3	$17	$22	$(29)	$(4)
Net actuarial loss (gain)	1,690	1,744	492	524	(86)	(85)
Gross amount recorded	1,690	1,747	509	546	(115)	(89)
Deferred income taxes	118	103	(64)	(77)	4	(2)
Minority shareholders’ equity	—	—	(2)	(4)	—	—
Net amount recorded	$1,808	$1,850	$443	$465	$(111)	$(91)

The following table presents significant weighted average assumptions used to determine benefit obligations at December 31:

	Pension Plans		Other Postretirement Benefits
	2024	2023	2024	2023
Discount rate:
—U.S.	5.55%	5.12%	5.62%	5.16%
—Non-U.S.	4.88	4.29	6.32	6.38
Rate of compensation increase:
—U.S.	N/A	N/A	N/A	N/A
—Non-U.S.	2.85	2.82	N/A	N/A

The following table presents significant weighted average assumptions used to determine benefits cost for the years ended December 31:

	Pension Plans			Other Postretirement Benefits
	2024	2023	2022	2024	2023	2022
Discount rate for determining interest cost:
—U.S.	5.07%	5.34%	2.74%	5.08%	5.37%	2.33%
—Non-U.S.	4.19	4.72	2.32	8.04	7.64	6.65
Expected long term return on plan assets:
—U.S.	5.95	6.27	4.23	N/A	N/A	N/A
—Non-U.S.	4.63	4.79	2.64	N/A	N/A	N/A
Rate of compensation increase:
—U.S.	N/A	N/A	N/A	N/A	N/A	N/A
—Non-U.S.	2.82	2.84	2.77	N/A	N/A	N/A

For 2024, a weighted average discount rate of 5.07% was used to determine interest cost for the U.S. pension plans. This rate was derived from spot rates along a yield curve developed from a portfolio of corporate bonds from issuers rated AA or higher by established rating agencies as of December 31, 2023, applied to our expected benefit payment cash flows. For our non-U.S. locations, a weighted average discount rate of 4.19% was used. This rate was developed based on the nature of the liabilities and local environments, using available bond indices, yield curves, projected cash flows, and long term inflation.

For 2024, an assumed weighted average long term rate of return of 5.95% was used for the U.S. pension plans. In developing the long term rate of return, we evaluated input from our pension fund consultant on asset class return expectations, including determining the appropriate rate of return for our plans, which are substantially invested in fixed income securities. For our non-U.S. locations, an assumed weighted average long term rate of return of 4.63% was used. Input from local pension fund consultants concerning asset class return expectations and long term inflation form the basis of this assumption.

The U.S. pension plan mortality assumption is based on our actual historical experience or published actuarial tables, and expected future mortality improvements based on published actuarial tables. For our non-U.S. locations, mortality assumptions are based on published actuarial tables which include projections of future mortality improvements.

The following table presents estimated future benefit payments from the plans as of December 31, 2024. Benefit payments for other postretirement benefits are presented net of retiree contributions and Medicare Part D Subsidy Receipts:

	Pension Plans		Other Postretirement
(In millions)	U.S.	Non-U.S.	Benefits
2025	$408	$154	$22
2026	355	141	21
2027	338	143	20
2028	324	145	19
2029	318	149	19
2030-2034	1,351	773	91

The following table presents selected information on our pension plans at December 31:

	U.S.		Non-U.S.
(In millions)	2024	2023	2024	2023
All plans:
Accumulated benefit obligation	$3,374	$3,650	$2,062	$2,330
Plans not fully-funded:
Projected benefit obligation	$72	$292	$515	$905
Accumulated benefit obligation	66	283	482	858
Fair value of plan assets	—	203	130	445

Certain non-U.S. subsidiaries maintain unfunded pension plans consistent with local practices and requirements. At December 31, 2024, these plans accounted for $168 million of our accumulated pension benefit obligation, $197 million of our projected pension benefit obligation, and $15 million of our AOCL adjustment. At December 31, 2023, these plans accounted for $182 million of our accumulated pension benefit obligation, $222 million of our projected pension benefit obligation, and $32 million of our AOCL adjustment.

We expect to contribute $25 million to $50 million to our funded pension plans in 2025.

Assumed health care cost trend rates at December 31 follow:

	2024	2023
Health care cost trend rate assumed for the next year	6.50%	6.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0	5.0
Year that the rate reaches the ultimate trend rate	2031	2031

Our pension plan weighted average investment allocation at December 31, by asset category, follows:

	U.S.		Non-U.S.
	2024	2023	2024	2023
Cash and short term securities	—%	—%	2%	2%
Equity securities	2	3	5	4
Debt securities	98	97	90	91
Alternatives	—	—	3	3
Total	100%	100%	100%	100%

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

The portfolio of our U.S. pension plan assets includes holdings of global high quality and high yield fixed income securities, short term interest bearing deposits, and private equity and credit securities. The target asset allocation of our U.S. pension plans is 94% in duration-matched fixed income securities and 6% in private equity and credit securities. Actual U.S. pension fund asset allocations are reviewed on a periodic basis and the pension funds are rebalanced to target ranges on an as needed basis.

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

The fair values of our pension plan assets at December 31, 2024 by asset category are as follows:

	U.S.				Non-U.S
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Short Term Securities	$3	$—	$3	$—	$34	$32	$2	$—
Equity Securities
Common and Preferred Stock	—	—	—	—	1	1	—	—
Commingled Funds	—	—	—	—	7	7	—	—
Mutual Funds	—	—	—	—	50	27	23	—
Debt Securities
Corporate Bonds	2,003	—	2,003	—	193	—	193	—
Government Bonds	654	—	654	—	1,475	54	1,421	—
Repurchase Agreements	—	—	—	—	(425)	—	(425)	—
Asset Backed Securities	193	—	193	—	17	—	17	—
Commingled Funds	—	—	—	—	16	16	—	—
Mutual Funds	—	—	—	—	38	38	—	—
Alternatives
Commingled Funds	—	—	—	—	1	1	—	—
Insurance Contracts	1	—	—	1	23	—	—	23
Derivatives	7	—	7	—	—	—	—	—
Mutual Funds	—	—	—	—	1	1	—	—
Total Investments in the Fair Value Hierarchy	2,861	$—	$2,860	$1	1,431	$177	$1,231	$23
Investments Measured at Net Asset Value, as Practical Expedient:
Equity Securities
Commingled Funds	—				31
Mutual Funds	—				4
Partnership Interests	77				—
Debt Securities
Commingled Funds	210				363
Mutual Funds	75				40
Partnership Interests	131				14
Short Term Securities
Commingled Funds	101				8
Alternatives
Commingled Funds	—				21
Partnership Interests	—				11
Total Investments	3,455				1,923
Other	(8)				(17)
Total Plan Assets	$3,447				$1,906

The fair values of our pension plan assets at December 31, 2023 by asset category are as follows:

	U.S.				Non-U.S
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Short Term Securities	$11	$6	$5	$—	$50	$46	$4	$—
Equity Securities
Common and Preferred Stock	—	—	—	—	1	1	—	—
Commingled Funds	—	—	—	—	5	5	—	—
Mutual Funds	—	—	—	—	43	22	21	—
Debt Securities
Corporate Bonds	1,832	—	1,831	1	223	—	223	—
Government Bonds	729	—	729	—	1,676	67	1,609	—
Repurchase Agreements	—	—	—	—	(453)	—	(453)	—
Asset Backed Securities	163	—	163	—	18	—	18	—
Commingled Funds	—	—	—	—	18	18	—	—
Mutual Funds	—	—	—	—	38	38	—	—
Alternatives
Commingled Funds	—	—	—	—	2	2	—	—
Insurance Contracts	1	—	—	1	21	—	—	21
Derivatives	5	—	5	—	1	—	1	—
Mutual Funds	—	—	—	—	1	1	—	—
Total Investments in the Fair Value Hierarchy	2,741	$6	$2,733	$2	1,644	$200	$1,423	$21
Investments Measured at Net Asset Value, as Practical Expedient:
Equity Securities
Commingled Funds	—				29
Mutual Funds	—				4
Partnership Interests	95				—
Debt Securities
Commingled Funds	216				385
Mutual Funds	289				44
Partnership Interests	150				23
Short Term Securities
Commingled Funds	227				7
Alternatives
Commingled Funds	—				27
Partnership Interests	—				9
Total Investments	3,718				2,172
Other	6				(26)
Total Plan Assets	$3,724				$2,146

At December 31, 2024 and 2023, the Plans did not directly hold any of our common stock.

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
•
Alternatives: Commingled and mutual funds, which primarily consist of real estate funds, are valued based on the NAV as determined by the fund manager using the most recent financial information available, or the closing price on the active market on which the individual securities are traded, if an active market is available. Partnership interests are invested in real estate and priced based on valuations using the partnership's latest available financial statements and the plan's percent ownership, adjusted for any cash transactions which occurred between the date of those financial statements and our year end. Other investments primarily include derivative financial instruments, which are valued using independent pricing sources which utilize industry standard derivative valuation models. Directed insurance contracts are valued as reported by the issuer, based on discounted cash flows using a weighted average discount rate of 3.2% and 3.0% at December 31, 2024 and 2023, respectively.

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

The following table sets forth a summary of changes in fair value of the non-U.S. pension plan insurance contracts classified as Level 3:

(In millions)	2024	2023
Balance, beginning of year	$21	$20
Purchases, sales, issuance and settlements (net)	2	—
Unrealized gains relating to instruments still held at the reporting date	1	1
Foreign currency translation	(1)	—
Balance, end of year	$23	$21

Savings Plans

Substantially all employees in the U.S. and employees of certain non-U.S. locations are eligible to participate in defined contribution savings plans. Expenses recognized for contributions to these plans were $134 million, $131 million and $127 million for 2024, 2023 and 2022, respectively.

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

The following table summarizes the activity related to options during 2024:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 1	5,064,815	$17.74
Options granted	—	—
Options exercised	(286,414)	10.12		$0.5
Options expired	(652,937)	27.82
Options cancelled	(287,876)	25.67
Outstanding at December 31	3,837,588	16.00	4.0	—
Vested and expected to vest at December 31	3,837,588	16.00	4.0	—
Exercisable at December 31	3,837,588	16.00	4.0	—
Available for grant at December 31	12,991,397

In addition, the aggregate intrinsic value of options exercised in 2023 and 2022 was $1 million and $0.4 million, respectively.

Significant option groups outstanding at December 31, 2024 and related weighted average exercise price and remaining contractual term information follows:

Grant Date	Options Outstanding	Options Exercisable	Exercise Price	Remaining Contractual Term (Years)
2/25/2020	2,749,434	2,749,434	$10.12	5.16
2/27/2017	364,815	364,815	35.26	2.16
2/22/2016	354,612	354,612	29.90	1.15
2/23/2015	312,718	312,718	27.16	0.15
All Other (1)	56,009	56,009
	3,837,588	3,837,588

(1)
Options in the “All Other” category had exercise prices ranging from $24.23 to $32.72. The weighted average exercise price for options outstanding and exercisable in that category was $29.14 for both, while the remaining weighted average contractual term was 1.2 years for both.

Performance Share Units

Performance share units granted under the Plans are earned over a three-year period beginning January 1 of the year of grant. Total units earned for grants made in 2024, 2023 and 2022 may vary between 0% and 200% of the units granted based on the attainment of performance targets during the related three-year period and continued service. The performance targets are established by the Board of Directors. All of the units earned will be settled through the issuance of an equivalent number of shares of our common stock and are equity classified.

The following table summarizes the activity related to performance share units during 2024:

	Units	Weighted Average Grant Date Fair Value
Unvested at January 1	708,457	$14.69
Units granted	1,231,366	11.43
Units vested	(305,328)	11.99
Units forfeited	(555,000)	15.26
Unvested at December 31	1,079,495	11.51

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

The following table summarizes the activity related to restricted stock units during 2024:

	Units	Weighted Average Grant Date Fair Value
Unvested at January 1	1,402,131	$13.60
Units granted	1,927,241	11.61
Units vested	(660,124)	10.13
Units forfeited	(89,617)	12.27
Unvested at December 31	2,579,631	11.96
Units vested but not released	1,752,819	11.12
Outstanding at December 31	4,332,450	11.62

We measure the fair value of grants of restricted stock units based on the closing market price of a share of our common stock on the date of the grant.

Other Information

Stock-based compensation expense, cash payments made to settle SARs and cash received from the exercise of stock options follows:

(In millions)	2024	2023	2022
Stock-based compensation expense recognized	$23	$19	$14
Tax benefit	(5)	(4)	(3)
After-tax stock-based compensation expense	$18	$15	$11
Cash payments to settle SARs	$—	$—	$—
Cash received from stock option exercises	$3	$3	$1

As of December 31, 2024, unearned compensation cost related to the unvested portion of all stock-based awards was $21 million and is expected to be recognized over the remaining vesting period of the respective grants, through the fourth quarter of 2027.

Note 19. Commitments and Contingent Liabilities

Environmental Matters

We have recorded liabilities totaling $81 million and $80 million at December 31, 2024 and 2023, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $24 million and $27 million were included in Other Current Liabilities at December 31, 2024 and 2023, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.

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

Workers’ Compensation

We have recorded liabilities, on a discounted basis, totaling $158 million and $167 million for anticipated costs related to workers’ compensation at December 31, 2024 and 2023, respectively. Of these amounts, $31 million and $37 million were included in Current Liabilities as part of Compensation and Benefits at December 31, 2024 and 2023, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At December 31, 2024 and 2023, the liability was discounted using a risk-free rate of return. At December

31, 2024, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $25 million.

General and Product Liability and Other Litigation

We have recorded liabilities for both asserted and unasserted claims totaling $406 million and $438 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at December 31, 2024 and 2023, respectively. Of these amounts, $60 million and $46 million were included in Other Current Liabilities at December 31, 2024 and 2023, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at December 31, 2024, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.

We have recorded an indemnification asset within Accounts Receivable of $4 million and within Other Assets of $2 million from Sumitomo Rubber Industries, Ltd.'s ("SRI") obligation to indemnify us for certain product liability claims related to products manufactured by a formerly consolidated joint venture entity, subject to certain caps and restrictions.

Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and federal courts. To date, we have disposed of approximately 161,200 claims by defending, obtaining a dismissal thereof, or entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled $589 million and $580 million through December 31, 2024 and 2023, respectively.

A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

(Dollars in millions)	2024	2023	2022
Pending claims, beginning of year	35,800	37,200	38,200
New claims filed during the year	900	900	900
Claims settled/dismissed	(1,300)	(2,300)	(1,900)
Pending claims, end of year	35,400	35,800	37,200
Payments(1)	$14	$15	$16

(1)
Represents cash payments made during the period by us and our insurers on asbestos litigation defense and claim resolution.

We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $115 million and $120 million at December 31, 2024 and 2023, respectively. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future may result in an increase in the recorded obligation, and that increase could be significant.

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

We recorded an insurance receivable related to asbestos claims of $63 million and $66 million at December 31, 2024 and 2023, respectively. We expect that approximately 55% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $11 million and $10 million were included in Current Assets as part of Accounts Receivable at December 31, 2024 and December 31, 2023, respectively. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.

We believe that, at December 31, 2024, we had approximately $520 million in excess level policy limits applicable to indemnity and defense costs for asbestos products claims under coverage-in-place agreements. We also had additional unsettled excess level policy limits potentially applicable to such costs. In addition, we had coverage under certain primary policies for indemnity and defense costs for asbestos products claims under remaining aggregate limits pursuant to a coverage-in-place agreement, as well as coverage for indemnity and defense costs for asbestos premises claims pursuant to coverage-in-place agreements.

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

Binding Commitments and Guarantees

At December 31, 2024, we had binding commitments for raw materials, capital expenditures, utilities and various other types of contracts totaling approximately $2.6 billion, of which approximately $1.4 billion relate to commitments on contracts that extend beyond 2025. In addition, we have other contractual commitments, the amounts of which cannot be estimated, pursuant to certain long term agreements under which we will purchase varying amounts of certain raw materials and finished goods at agreed upon base prices that may be subject to periodic adjustments for changes in raw material costs and market price adjustments, or in quantities that may be subject to periodic adjustments for changes in our or our suppliers' production levels.

We have off-balance sheet financial guarantees and other commitments totaling $29 million and $31 million at December 31, 2024 and 2023, respectively. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. We generally do not receive a separate premium as consideration for, and do not require collateral in connection with, the issuance of these guarantees.

In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of $46 million to an insurance company related to SRI's obligation to pay certain outstanding workers' compensation claims of a formerly consolidated joint venture entity. As of December 31, 2024, this guarantee amount has been reduced to $15 million. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to continue to decrease over time as the formerly consolidated joint venture entity pays its outstanding claims.

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

We have an agreement to provide a revolving loan commitment to TireHub, LLC. During the first quarter of 2024, the revolving loan commitment increased from $100 million to $130 million. At December 31, 2024, $119 million was drawn on this commitment, which includes $2 million of interest. At December 31, 2023, $96 million was drawn on this commitment, which includes $2 million of interest.

Indemnifications

At December 31, 2024, we were a party to various agreements under which we had assumed obligations to indemnify the counterparties from certain potential claims and losses. These agreements typically involve standard commercial activities undertaken by us in the normal course of business; the sale of assets by us; the formation or dissolution of joint venture businesses to which we had contributed assets in exchange for ownership interests; and other financial transactions. Indemnifications provided by us pursuant to these agreements relate to various matters including, among other things, environmental, tax and shareholder matters; intellectual property rights; government regulations; employment-related matters; and dealer, supplier and other commercial matters.

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

Warranty

We recorded $15 million and $21 million for potential claims under warranties offered by us at December 31, 2024 and December 31, 2023, respectively, the majority of which are recorded in Other Current Liabilities.

The following table presents changes in the warranty reserve during 2024 and 2023:

(In millions)	2024	2023
Balance at January 1	$21	$28
Payments made during the period	(20)	(19)
Expense recorded during the period	14	12
Balance at December 31	$15	$21

Note 20. Capital Stock

Dividends

No cash dividends were paid on our common stock in 2024, 2023 or 2022.

Common Stock Repurchases

We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During 2024, 2023 and 2022, we did not repurchase any shares from employees.

Note 21. Accumulated Other Comprehensive Loss

The following table presents changes in AOCL by component for the years ended December 31, 2024, 2023 and 2022, after tax and minority interest:

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) from Securities	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2021	$(1,402)	$—	$(2,565)	$4	$(3,963)
Other comprehensive income (loss) before reclassifications	(261)	1	162	—	(98)
Amounts reclassified from accumulated other comprehensive loss	—	—	188	(2)	186
Balance at December 31, 2022	$(1,663)	$1	$(2,215)	$2	$(3,875)
Other comprehensive income (loss) before reclassifications	50	—	(125)	(5)	(80)
Amounts reclassified from accumulated other comprehensive loss	—	—	116	4	120
Balance at December 31, 2023	$(1,613)	$1	$(2,224)	$1	$(3,835)
Other comprehensive income (loss) before reclassifications	(92)	—	5	—	(87)
Amounts reclassified from accumulated other comprehensive loss	—	—	79	(1)	78
Balance at December 31, 2024	$(1,705)	$1	$(2,140)	$—	$(3,844)

The following table presents reclassifications out of AOCL for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(In millions) (Income) Expense	2024	2023	2022
Component of AOCL	Amount Reclassified from AOCL			Affected Line Item in the Consolidated Statements of Operations
Amortization of prior service cost and unrecognized gains and losses	$108	$106	$125	Other (Income) Expense
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures	(3)	47	124	Other (Income) Expense / Rationalizations
Unrecognized Net Actuarial Losses and Prior Service Costs, before tax	$105	$153	$249
Tax effect	(26)	(37)	(61)	United States and Foreign Taxes
Net of tax	$79	$116	$188	Goodyear Net Income (Loss)
Deferred Derivative (Gains) Losses	$(1)	$4	$(2)	Cost of Goods Sold
Tax effect	—	—	—	United States and Foreign Taxes
Net of tax	$(1)	$4	$(2)	Goodyear Net Income (Loss)
Total reclassifications	$78	$120	$186	Goodyear Net Income (Loss)

The following table presents the details of comprehensive income (loss) attributable to minority shareholders:

	Year Ended December 31,
(In millions)	2024	2023	2022
Net Income Attributable to Minority Shareholders	$(10)	$2	$7
Other Comprehensive Income (Loss):
Foreign currency translation	(3)	4	(14)
Decrease/Increase in net actuarial losses	2	—	(3)
Other Comprehensive Income (Loss)	$(1)	$4	$(17)
Comprehensive Income (Loss) Attributable to Minority Shareholders	$(11)	$6	$(10)

Note 22. Subsequent Events

Sale of Dunlop Brand

On January 7, 2025, we entered into a Purchase Agreement (the “Dunlop Purchase Agreement”) with Sumitomo Rubber Industries, Ltd. relating to the sale of the Dunlop brand in Europe, North America and Oceania for consumer, commercial and other specialty tires, together with certain associated intellectual property and other intangible assets, for a purchase price of $526 million. SRI will also pay us an up-front transition support fee of $105 million for our support in transitioning the Dunlop brand, related intellectual property and Dunlop customers to SRI. SRI will also acquire our existing Dunlop tire inventory. The Dunlop Purchase Agreement also contemplates entering into a number of ancillary agreements, including (a) a transition license agreement, pursuant to which we will continue to manufacture, sell and distribute Dunlop-branded consumer tires in Europe for an initial period from the closing of the transaction until December 31, 2025, which may be extended to December 31, 2026, and during which we will pay SRI a royalty on such Dunlop sales but will otherwise retain all profits therefrom; (b) a transition offtake agreement, pursuant to which we will sell to SRI certain Dunlop-branded consumer tire products for a period of up to five years, commencing after termination or expiration of the transition license agreement, subject to the terms and conditions set forth therein; and (c) we will license back the Dunlop brand from SRI for commercial tires in Europe on a long-term basis, subject to a royalty on sales. The transaction is subject to customary closing conditions, including the receipt of required regulatory approvals.

Rationalizations

On January 30, 2025, we approved a plan to reduce our production capacity at our Danville, Virginia tire manufacturing facility. We expect to substantially complete this rationalization plan by the end of 2025 and estimate the total pre-tax charges associated with this action to be between $130 million and $140 million, of which $80 million to $90 million is expected to be cash charges primarily for associate-related and other exit costs and the remaining costs are expected to be non-cash charges primarily for accelerated depreciation, pension curtailment and other asset-related charges. We expect to record approximately $100 million of pre-tax charges in the first quarter of 2025 and approximately $40 million of pre-tax charges during the remainder of 2025.

Off-the-Road ("OTR") Tire Business Divestiture

On February 3, 2025, we completed the sale of our OTR tire business to The Yokohama Rubber Company, Limited (“Yokohama”) pursuant to the terms of the Share and Asset Purchase Agreement, dated as of July 22, 2024 (the “OTR Purchase Agreement”). Pursuant to the OTR Purchase Agreement, Yokohama acquired the Company’s OTR business for a purchase price of $905 million in cash, subject to certain adjustments set forth in the OTR Purchase Agreement. In conjunction with the sale of the OTR business, we entered into several ancillary agreements, including a product supply agreement, pursuant to which we will supply to Yokohama certain OTR tires for an initial period of up to 5 years, subject to the terms and conditions set forth therein, including an exit and asset relocation plan to be mutually agreed upon by the parties pursuant to which, beginning no earlier than the 2nd anniversary of closing of the transaction, the production of those OTR tires will transition to Yokohama’s facilities.

The divestiture of our OTR tire business does not represent a strategic shift that will have a major effect on our operations and financial results, and therefore does not qualify for reporting as a discontinued operation. Since entering into the OTR Purchase Agreement on July 22, 2024, we have classified the assets and liabilities of the OTR tire business as held for sale, which have been measured at carrying value. At December 31, 2024, assets classified as held for sale of $466 million were included within Assets Held for Sale and liabilities of $51 million were included in Other Current Liabilities in the Consolidated Balance Sheets. As a result of the transaction, considering the receipt of the purchase price, amount allocated to deferred revenue and transaction costs and based upon the net assets of the OTR tire business as of December 31, 2024, we estimate we will record a pre-tax gain of approximately $275 million during the first quarter of 2025. We intend to use the net proceeds received from the transaction to repay certain debt obligations, including the remaining $500 million outstanding principal amount of our 9.5% Notes.

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

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2024 (the end of the period covered by this Annual Report on Form 10-K).

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the quarterly period ended December 31, 2024, none of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item about Goodyear’s executive officers is included in Part I, “Item 1. Business” of this Annual Report on Form 10-K under the caption “Information About Our Executive Officers.” All other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 14, 2025 to be filed with the SEC pursuant to Regulation 14A (the "Proxy Statement").

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

Insider Trading Policy

Goodyear has adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of its securities by its directors, officers, employees and related persons that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to Goodyear. A copy of the Insider Trading Policy, as amended to date, is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

ITEM 16. FORM 10-K SUMMARY.

None.

FINANCIAL STATEMENT SCHEDULES

ITEMS 8 AND 15(a)(2) OF FORM 10-K

FOR THE COMPANY'S

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2024

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

FS-1

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31,

(In millions)

		Additions
Description	Balance at beginning of period	Charged (credited) to income	Charged (credited) to AOCL	Deductions from reserves (a)	Translation adjustment during period	Balance at end of period
		2024
Allowance for doubtful accounts	$102	$15	$-	$(27)	$(6)	$84
Valuation allowance — deferred tax assets	1,275	(24)	1	-	-	1,252

		2023
Allowance for doubtful accounts	$112	$7	$-	$(19)	$2	$102
Valuation allowance — deferred tax assets	1,072	202	1	-	-	1,275

		2022
Allowance for doubtful accounts	$123	$16	$-	$(22)	$(5)	$112
Valuation allowance — deferred tax assets	1,044	35	(7)	-	-	1,072

(a)
Accounts receivable charged off.

FS-2

THE GOODYEAR TIRE & RUBBER COMPANY

Annual Report on Form 10-K

For the Year Ended December 31, 2024

INDEX OF EXHIBITS

Exhibit Table Item No.	Description of Exhibit	Exhibit Number

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

(a)

Share and Asset Purchase Agreement, dated as of July 22, 2024, by and between the Company and The Yokohama Rubber Company, Limited (incorporated by reference, filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, File No. 1-1927).**

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

(b)

Indenture, dated as of March 15, 1996, between the Company and Chemical Bank (now Computershare Trust Company, N.A.), as Trustee, as supplemented on March 16, 1998, in respect of the Company’s 7% Notes due 2028 (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-1927).

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

(e)

Indenture, dated as of August 13, 2010, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A. (now Computershare Trust Company N.A.), as Trustee (incorporated by reference, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 13, 2010, File No. 1-1927), as supplemented by the Fifth Supplemental Indenture thereto, dated as of May 13, 2016, in respect of the Company’s 5% Senior Notes due 2026 (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed May 13, 2016, File No. 1-1927), as supplemented by the Sixth Supplemental Indenture thereto, dated as of March 7, 2017, in respect of the Company’s 4.875% Senior Notes due 2027 (incorporated by reference, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K, filed March 7, 2017, File No. 1-1927), as supplemented by the

Seventh Supplemental Indenture thereto, dated as of May 18, 2020, in respect of the Company’s 9.5% Senior Notes due 2025 (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed May 18, 2020, File No. 1-1927), as supplemented by the Eighth Supplemental Indenture thereto, dated as of April 6, 2021, in respect of the Company’s 5.25% Senior Notes due April 2031 (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 6, 2021, File No. 1-1927), as supplemented by the Ninth Supplemental Indenture thereto, dated as of April 6, 2021, in respect of the Company’s 5.625% Senior Notes due 2033 (incorporated by reference, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed April 6, 2021, File No. 1-1927), as supplemented by the Tenth Supplemental Indenture thereto, dated as of May 18, 2021, in respect of the Company’s 5% Senior Notes due 2029 (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed May 18, 2021, File No. 1-1927), and as supplemented by the Eleventh Supplemental Indenture thereto, dated as of May 18, 2021, in respect of the Company’s 5.25% Senior Notes due July 2031 (incorporated by reference, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed May 18, 2021, File No. 1-1927).

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

(g)	Description of Common Stock (incorporated by reference, filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, File No. 1-1927).

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

(f)

Amended and Restated Commitment Letter, dated as of August 6, 2024, by and among the Company, Goldman Sachs Bank USA, BNP Paribas, BNP Paribas Securities Corp., Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, File No. 1-1927).

(g)

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

(h)*	2022 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 15, 2022, File No. 1-1927).

(i)*	Form of Non-Qualified Stock Option Grant Agreement (incorporated by reference, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed February 29, 2024, File No. 1-1927).

(j)*

Form of Non-Qualified Stock Option with tandem Stock Appreciation Right Grant Agreement (incorporated by reference, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed February 29, 2024, File No. 1-1927).

(k)*	Form of Performance Share Grant Agreement (incorporated by reference, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed February 29, 2024, File No. 1-1927).

(l)*	Form of Performance Share Continuous Vesting Grant Agreement (incorporated by reference, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, filed February 29, 2024, File No. 1-1927).

(m)*	Form of Executive Performance Unit Grant Agreement (incorporated by reference, filed as Exhibit 10.5 to the Company's Current Report on Form 8-K, filed February 29, 2024, File No. 1-1927).

(n)*

Form of Executive Performance Unit Continuous Vesting Grant Agreement (incorporated by reference, filed as Exhibit 10.6 to the Company's Current Report on Form 8-K, filed February 29, 2024, File No. 1-1927).

(o)*	Form of Restricted Stock Unit Annual Cliff Grant Agreement (incorporated by reference, filed as Exhibit 10.7 to the Company's Current Report on Form 8-K, filed February 29, 2024, File No. 1-1927).

(p)*	Form of Restricted Stock Unit Annual Ratable Grant Agreement (incorporated by reference, filed as Exhibit 10.8 to the Company's Current Report on Form 8-K, filed February 29, 2024, File No. 1-1927).

(q)*

Form of Restricted Stock Unit Continuous Vesting Grant Agreement (incorporated by reference, filed as Exhibit 10.9 to the Company's Current Report on Form 8-K, filed February 29, 2024, File No. 1-1927).

(r)*	2017 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 13, 2017, File No. 1-1927).

(s)*	2013 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 19, 2013, File No. 1-1927).

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

(w)*

Defined Contribution Excess Benefit Plan of the Company, adopted October 7, 2008, effective as of January 1, 2005, as amended and restated effective January 1, 2022 and as further amended on June 26, 2024 (incorporated by reference, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, File No. 1-1927).

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

19	Insider Trading Policy

(a)	The Goodyear Tire & Rubber Company Insider Trading Policy	19.1

21	Subsidiaries

(a)	List of Subsidiaries of the Company at December 31, 2024.	21.1

22	Subsidiary Guarantors of Guaranteed Securities

(a)	List of Subsidiary Guarantors.	22.1

23	Consents

(a)	Consent of PricewaterhouseCoopers LLP.	23.1

24	Powers of Attorney

(a)	Power of Attorney of Officers and Directors signing this report.	24.1

31	Rule 13a-14(a) Certifications

(a)	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.2

32	Section 1350 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.	32.1

97	Policy Relating to Recovery of Erroneously Awarded Compensation

(a)

The Goodyear Tire & Rubber Company Compensation Recovery Policy (incorporated by reference, filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, File No. 1-1927).

101	Interactive Data Files

	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	101.INS

	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	101.SCH

104	Cover Page Interactive Data File

The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included as Exhibit 101).

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

THE GOODYEAR TIRE & RUBBER COMPANY

(Registrant)

Date:	February 14, 2025	/s/ MARK W. STEWART
Mark W. Stewart, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 14, 2025		/s/ MARK W. STEWART
Mark W. Stewart, Chief Executive Officer, President and Director (Principal Executive Officer)

Date:	February 14, 2025		/s/ CHRISTINA L. ZAMARRO
Christina L. Zamarro, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 14, 2025		/s/ MARGARET V. SNYDER
Margaret V. Snyder, Vice President and Controller (Principal Accounting Officer)

		NORMA B. CLAYTON, Director JAMES A. FIRESTONE, Director WERNER GEISSLER, Director JOSEPH R. HINRICHS, Director LAURETTE T. KOELLNER, Director KARLA R. LEWIS, Director	/s/ DANIEL T. YOUNG
Date:	February 14, 2025	JOHN E. McGLADE, Director MAX H. MITCHELL, Director HERA SIU, Director MICHAEL R. WESSEL, Director ROGER J. WOOD, Director	Daniel T. Young, Signing as Attorney-in-Fact for the Directors whose names appear opposite.

S-1