Form 10-Q
period 2025-03-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2025-05-08
CIK 42582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at April 30, 2025:	285,703,218

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
EX-2.2
EX-22.1
EX-31.1
EX-31.2
EX-32.1
EX-101.INS INSTANCE DOCUMENT
EX-101.SCH SCHEMA DOCUMENT
EX-104

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2025	2024
Net Sales (Note 3)	$4,253	$4,537
Cost of Goods Sold	3,513	3,715
Selling, Administrative and General Expense	650	696
Rationalizations (Note 4)	81	22
Interest Expense	115	126
Other (Income) Expense (Note 5)	25	28
Net (Gain) Loss on Asset Sales (Note 2)	(262)	2
Income (Loss) before Income Taxes	131	(52)
United States and Foreign Tax Expense (Note 6)	13	6
Net Income (Loss)	118	(58)
Less: Minority Shareholders’ Net Income (Loss)	3	(1)
Goodyear Net Income (Loss)	$115	$(57)
Goodyear Net Income (Loss) — Per Share of Common Stock
Basic	$0.40	$(0.20)
Weighted Average Shares Outstanding (Note 7)	287	286
Diluted	$0.40	$(0.20)
Weighted Average Shares Outstanding (Note 7)	289	286

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2025	2024
Net Income (Loss)	$118	$(58)
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of $2 in 2025 (($2) in 2024)	19	(9)
Reclassification adjustment for amounts recognized in income, net of tax of $0 in 2025 ($0 in 2024)	10	—
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $6 in 2025 ($7 in 2024)	19	21
Change in net actuarial losses, net of tax of $3 in 2025 ($1 in 2024)	10	4
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures, net of tax of $0 in 2025 (($1) in 2024)	2	(4)
Reclassification adjustment for amounts recognized in income, net of tax of $0 in 2025 ($0 in 2024)	—	1
Other Comprehensive Income (Loss)	60	13
Comprehensive Income (Loss)	178	(45)
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	6	(4)
Goodyear Comprehensive Income (Loss)	$172	$(41)

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In millions, except share data)	2025	2024
Assets:
Current Assets:
Cash and Cash Equivalents	$902	$810
Accounts Receivable, less Allowance — $89 ($84 in 2024)	2,942	2,482
Inventories:
Raw Materials	796	755
Work in Process	231	213
Finished Products	2,921	2,629
	3,948	3,597
Assets Held for Sale (Note 1)	197	466
Prepaid Expenses and Other Current Assets	380	277
Total Current Assets	8,369	7,632
Goodwill	757	756
Intangible Assets	686	805
Deferred Income Taxes (Note 6)	1,715	1,686
Other Assets	1,112	1,052
Operating Lease Right-of-Use Assets	943	951
Property, Plant and Equipment, less Accumulated Depreciation — $12,485 ($12,212 in 2024)	8,129	8,082
Total Assets	$21,711	$20,964

Liabilities:
Current Liabilities:
Accounts Payable — Trade	$4,142	$4,052
Compensation and Benefits (Notes 11 and 12)	565	606
Other Current Liabilities	1,214	1,089
Notes Payable and Overdrafts (Note 9)	436	558
Operating Lease Liabilities due Within One Year	199	200
Long Term Debt and Finance Leases due Within One Year (Note 9)	300	832
Total Current Liabilities	6,856	7,337
Operating Lease Liabilities	799	804
Long Term Debt and Finance Leases (Note 9)	7,302	6,392
Compensation and Benefits (Notes 11 and 12)	781	789
Deferred Income Taxes (Note 6)	109	108
Other Long Term Liabilities	778	628
Total Liabilities	16,625	16,058
Commitments and Contingent Liabilities (Note 13)
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 286 million in 2025 (285 million in 2024)	286	285
Capital Surplus	3,160	3,159
Retained Earnings	5,271	5,156
Accumulated Other Comprehensive Loss (Note 15)	(3,787)	(3,844)
Goodyear Shareholders’ Equity	4,930	4,756
Minority Shareholders’ Equity — Nonredeemable	156	150
Total Shareholders’ Equity	5,086	4,906
Total Liabilities and Shareholders’ Equity	$21,711	$20,964

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(In millions, except share data)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2024
(after deducting 39,313,644 common treasury shares)	284,974,263	$285	$3,159	$5,156	$(3,844)	$4,756	$150	$4,906
Net income (loss)				115		115	3	118
Other comprehensive income (loss)					57	57	3	60
Total Comprehensive Income (Loss)						172	6	178
Stock-based compensation plans			6			6		6
Common stock issued from treasury	674,461	1	(5)			(4)		(4)
Balance at March 31, 2025
(after deducting 38,639,183 common treasury shares)	285,648,724	$286	$3,160	$5,271	$(3,787)	$4,930	$156	$5,086

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(In millions, except share data)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2023
(after deducting 40,501,644 common treasury shares)	283,786,263	$284	$3,133	$5,086	$(3,835)	$4,668	$169	$4,837
Net income (loss)				(57)		(57)	(1)	(58)
Other comprehensive income (loss)					16	16	(3)	13
Total Comprehensive Income (Loss)						(41)	(4)	(45)
Stock-based compensation plans			11			11		11
Dividends declared							(2)	(2)
Common stock issued from treasury	900,744	1	(4)			(3)		(3)
Balance at March 31, 2024
(after deducting 39,600,900 common treasury shares)	284,687,007	$285	$3,140	$5,029	$(3,819)	$4,635	$163	$4,798

There were no dividends declared or paid during the three months ended March 31, 2025 and 2024.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2025	2024
Cash Flows from Operating Activities:
Net Income (Loss)	$118	$(58)
Adjustments to Reconcile Net Income (Loss) to Cash Flows from Operating Activities:
Depreciation and Amortization	270	284
Amortization and Write-Off of Debt Issuance Costs	6	3
Provision for Deferred Income Taxes (Note 6)	(31)	(42)
Net Pension Curtailments and Settlements	4	(5)
Net Rationalization Charges (Note 4)	81	22
Rationalization Payments	(65)	(55)
Net (Gains) Losses on Asset Sales (Note 2)	(262)	2
Operating Lease Expense	78	85
Operating Lease Payments	(71)	(69)
Pension Contributions and Direct Payments	(41)	(16)
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(431)	(325)
Inventories	(365)	(167)
Accounts Payable — Trade	46	(47)
Compensation and Benefits	(28)	(38)
Other Current Liabilities	95	(45)
Other Assets and Liabilities	58	20
Total Cash Flows from Operating Activities	(538)	(451)
Cash Flows from Investing Activities:
Capital Expenditures	(259)	(318)
Asset Dispositions	720	108
Notes Receivable	(7)	(21)
Other Transactions	(22)	—
Total Cash Flows from Investing Activities	432	(231)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	409	282
Short Term Debt and Overdrafts Paid	(535)	(230)
Long Term Debt Incurred	5,951	3,964
Long Term Debt Paid	(5,627)	(3,332)
Common Stock Issued	(4)	(3)
Transactions with Minority Interests in Subsidiaries	—	(2)
Debt Related Costs and Other Transactions	17	(18)
Total Cash Flows from Financing Activities	211	661
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	9	(10)
Net Change in Cash, Cash Equivalents and Restricted Cash	114	(31)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	864	985
Cash, Cash Equivalents and Restricted Cash at End of the Period	$978	$954

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by The Goodyear Tire & Rubber Company (the “Company,” “Goodyear,” “we,” “us” or “our”) in accordance with Securities and Exchange Commission (“SEC”) rules and regulations and generally accepted accounting principles in the United States of America ("U.S. GAAP") and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).

Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2025.

Recently Issued Accounting Standards

On December 14, 2023, the Financial Accounting Standards Board ("FASB") issued a final Accounting Standards Update ("ASU") to improve income tax disclosures. The new standard requires enhanced disclosures primarily related to existing rate reconciliation and income taxes paid information and improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and requiring income taxes paid to be disaggregated by jurisdiction. It also includes certain amendments to improve the effectiveness of income tax disclosures. The standards update is effective for annual periods beginning after December 15, 2024. We are currently assessing the impact of this standards update on our disclosures in the notes to the consolidated financial statements.

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

Assets and Liabilities Held for Sale

Assets and liabilities are classified as held for sale when management approves and commits to a formal plan to actively market the assets for sale at a price reasonable in relation to their estimated fair value, the assets are available for immediate sale in their present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the assets is probable and expected to be completed within one year, and it is unlikely that significant changes will be made to the plan. When all of these criteria have been met, the assets and liabilities are classified as held for sale in the balance sheet. Assets classified as held for sale are reported at the lower of their carrying value or fair value less costs to sell. Depreciation of assets ceases upon designation as held for sale. At March 31, 2025, assets classified as held for sale of $197 million related to the sale of the Dunlop brand were included within Assets Held for Sale in the Consolidated Balance Sheets. At December 31, 2024, assets classified as held for sale of $466 million and liabilities classified as held for sale of $51 million related to the sale of our off-the-road ("OTR") tire business were included within Assets Held for Sale and Other Current Liabilities, respectively, in the Consolidated Balance Sheets. Refer to Note to the Consolidated Financial Statements No. 2, Divestitures, for additional information.

Restricted Cash

The following table provides a reconciliation of Cash, Cash Equivalents and Restricted Cash as reported within the Consolidated Statements of Cash Flows:

	March 31,
(In millions)	2025	2024
Cash and Cash Equivalents	$902	$893
Restricted Cash	76	61
Total Cash, Cash Equivalents and Restricted Cash	$978	$954

Restricted Cash primarily represents amounts required to be set aside for accounts receivable factoring programs. The restrictions lapse when cash from factored accounts receivable is remitted to the purchaser of those receivables. At both March 31, 2025 and 2024, restricted cash was recorded in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets.

Reclassifications and Adjustments

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.

NOTE 2. DIVESTITURES

Net gains on asset sales were $262 million for the quarter ended March 31, 2025 and net losses on asset sales were $2 million for the quarter ended March 31, 2024. None of our divestitures meet the criteria for presentation as discontinued operations as they do not represent a strategic shift that will have a major effect on our operations or financial results.

On February 3, 2025, we completed the sale of our OTR tire business to The Yokohama Rubber Company, Limited (“Yokohama”) pursuant to the terms of the Share and Asset Purchase Agreement, dated as of July 22, 2024 (the “OTR Purchase Agreement”). In conjunction with the sale of the OTR tire business, we entered into several ancillary agreements, including a trademark license agreement, whereby we license certain trademarks to Yokohama for an initial period of ten years from the date of the sale, a product supply agreement, pursuant to which we supply to Yokohama certain OTR tires for an initial period of up to five years, and a transition services agreement, pursuant to which we are providing certain support services for a period of up to eighteen months. The activity related to these agreements is primarily recorded in Prepaid Expenses and Other Current Assets and Other Current Liabilities in the Consolidated Balance Sheets.

As a result of the transaction, considering the receipt of the purchase price of $905 million, subject to certain adjustments set forth in the OTR Purchase Agreement, amounts allocated to deferred income related to the trademark license agreement of $90 million, amounts allocated to deferred revenue related to the product supply agreement of $95 million, and transaction costs of $26 million, and based upon the net assets of the OTR tire business of $434 million, we recorded an estimated pre-tax gain of $260 million during the first quarter of 2025. We estimated the fair value of the deferred income related to the trademark license agreement using the relief-from-royalty method, with the most critical assumptions based on projected revenue, royalty rate and discount rate. We estimated the fair value of the deferred revenue related to the product supply agreement using a cost-plus-margin approach, with the most critical assumption based on projected cost of goods sold. The pre-tax income from the assets sold included within the Consolidated Statements of Operations was $12 million for the three months ended March 31, 2024. These amounts exclude any ongoing obligations related to the product supply agreement and transition service agreement, as well as any amortization of deferred revenue or income.

On May 7, 2025, we completed the sale of our rights to the Dunlop brand in Europe, North America and Oceania for consumer, commercial and other specialty tires, together with certain associated intellectual property and other intangible assets, for a purchase price of $526 million to Sumitomo Rubber Industries, Ltd. ("SRI") pursuant to the terms of the Purchase Agreement, dated as of January 7, 2025 (the "Dunlop Purchase Agreement"). SRI also paid us an up-front transition support fee of $105 million for our support in transitioning the Dunlop brand, related intellectual property and Dunlop customers to SRI. SRI also acquired our existing Dunlop tire inventory for approximately $104 million. We also entered into a number of ancillary agreements, including (a) a transition license agreement, pursuant to which we will continue to manufacture, sell and distribute Dunlop-branded consumer tires in Europe from the closing of the transaction until December 31, 2025, and during which we will pay SRI a royalty on such Dunlop sales; (b) a transition offtake agreement, pursuant to which we will sell to SRI certain Dunlop-branded consumer tire products for a period of up to five years, commencing after termination or expiration of the transition license agreement; and (c) we will license back the Dunlop brand from SRI for commercial tires in Europe on a long-term basis, subject to a royalty on sales. As a result of the transaction, considering the receipt of the purchase price and based upon the net assets of the Dunlop brand as of March 31, 2025, we estimate we will record a pre-tax gain of approximately $395 million during the second quarter of 2025.

NOTE 3. NET SALES

The following tables show disaggregated net sales from contracts with customers by major source:

	Three Months Ended March 31, 2025
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$2,008	$1,116	$451	$3,575
Other tire and related sales	175	124	21	320
Retail services and service related sales	181	37	—	218
Chemical sales	133	—	—	133
Other	5	—	2	7
Net Sales by reportable segment	$2,502	$1,277	$474	$4,253

	Three Months Ended March 31, 2024
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$2,122	$1,186	$574	$3,882
Other tire and related sales	183	132	18	333
Retail services and service related sales	169	29	9	207
Chemical sales	110	—	—	110
Other	4	—	1	5
Net Sales by reportable segment	$2,588	$1,347	$602	$4,537

Tire unit sales consist of consumer, commercial, farm and OTR tire sales, including the sale of new Company-branded tires through Company-owned retail channels. OTR tire sales primarily consist of tires sold to Yokohama pursuant to our product supply agreement. Other tire and related sales consist of aviation, race and motorcycle tire sales, retread sales and other tire related sales. Sales of tires in this category are not included in reported tire unit information. Retail services and service related sales consist of automotive services performed for customers through our Company-owned retail channels, and includes service related products. Chemical sales relate to the sale of synthetic rubber and other chemicals to third parties, and exclude intercompany sales. Other sales include items such as franchise fees and ancillary tire parts.

When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue included in Other Current Liabilities in the Consolidated Balance Sheets totaled $28 million and $13 million at March 31, 2025 and December 31, 2024, respectively. Deferred revenue included in Other Long Term Liabilities in the Consolidated Balance Sheets totaled $79 million and $6 million at March 31, 2025 and December 31, 2024, respectively. Revenue deferred during the three months ended March 31, 2025 primarily relates to the product supply agreement we entered into in connection with the sale of our OTR tire business. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.

The following table presents the balance of deferred revenue related to contracts with customers, and changes during the three months ended March 31, 2025:

(In millions)
Balance at December 31, 2024	$19
Revenue deferred during period	134
Revenue recognized during period	(45)
Impact of foreign currency translation	(1)
Balance at March 31, 2025	$107

NOTE 4. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS

In order to improve our global competitiveness and as part of our execution of the Goodyear Forward transformation plan ("Goodyear Forward"), we have implemented, and are implementing, rationalization actions to reduce high-cost and excess manufacturing capacity and operating and administrative costs.

The following table presents a roll-forward of the liability balance between periods:

	Associate-
(In millions)	Related Costs	Other Costs	Total
Balance at December 31, 2024	$396	$1	$397
2025 Charges(1)	66	17	83
Incurred, net of foreign currency translation of $13 million and $0 million, respectively	(34)	(18)	(52)
Reversed to the Statement of Operations	(6)	—	(6)
Balance at March 31, 2025	$422	$—	$422
(1)
Charges of $83 million exclude $4 million of benefit plan termination benefit charges recorded in Rationalizations in the Statement of Operations.

During the first quarter of 2025, we reached an agreement with the United Steelworkers and approved a rationalization plan to eliminate our production of commercial tires in our Danville, Virginia tire manufacturing facility ("Danville") in order to reduce our production cost per tire in Americas. The plan includes approximately 850 job reductions, including associates and contracted positions. Danville will continue to produce aviation tires and conduct mixing operations. We expect to substantially complete this rationalization plan by the end of 2025. Total pre-tax charges are expected to be between $130 million and $140 million, of which $80 million to $90 million is expected to be cash charges primarily for associate-related and other exit costs and the remaining costs are expected to be non-cash charges primarily for accelerated depreciation, pension termination benefit charges and other asset-related charges. We have accrued approximately $50 million for this plan at March 31, 2025.

During the first quarter of 2025, we approved a plan to reduce Selling, Administrative and General expenses (“SAG”) headcount in Americas and Corporate. The proposed plan includes approximately 80 net headcount reductions. Total estimated pre-tax charges are expected to be approximately $6 million. We have accrued approximately $5 million for this plan at March 31, 2025.

The remainder of the accrual balance at March 31, 2025 includes $271 million related to the closures of our Fulda, Germany ("Fulda") and our Fürstenwalde, Germany ("Fürstenwalde") tire manufacturing facilities, $59 million related to the rationalization and workforce reorganization plan in Europe, Middle East and Africa ("EMEA"), which reflects $6 million of reversals due to voluntary attrition, $9 million related to the plan to open a shared service center in Costa Rica and to exit certain Commercial Tire and Service Center ("CTSC") locations, $5 million related to the closed Amiens, France tire manufacturing facility, $4 million related to plans to reduce SAG headcount, $4 million related to a global workforce reorganization plan to improve our cost structure, $2 million related to the closure of Cooper Tire's Melksham, United Kingdom tire manufacturing facility ("Melksham"), and various other plans to reduce headcount and improve operating efficiency.

At March 31, 2025 and December 31, 2024, $338 million and $296 million were recorded in Other Current Liabilities in the Consolidated Balance Sheets, respectively.

The following table shows net rationalization charges included in Income (Loss) before Income Taxes:

	Three Months Ended
	March 31,
(In millions)	2025	2024
Current Year Plans
Associate Severance and Other Related Costs	$57	$10
Benefit Plan Curtailments/Settlements/Termination Benefits	4	—
Other Exit Costs	4	—
Current Year Plans - Net Charges	$65	$10

Prior Year Plans
Associate Severance and Other Related Costs	$3	$1
Other Exit Costs	13	11
Prior Year Plans - Net Charges	$16	$12
Total Net Charges	$81	$22
Asset write-offs (recoveries), accelerated depreciation, and accelerated lease costs, net	$46	$51

Substantially all of the new charges for the three months ended March 31, 2025 and 2024 relate to future cash outflows. Net current year plan charges for the three months ended March 31, 2025 primarily relate to the plans approved during the first quarter of 2025 described above and also include a $4 million termination benefits charge for one of our defined benefit pension plans related to headcount reductions at Danville. Net current year plan charges for the three months ended March 31, 2024 primarily relate to the closure of our tire manufacturing facility in Malaysia.

Net prior year plan charges for the three months ended March 31, 2025 include $15 million related to the closures of Fulda and Fürstenwalde, $2 million related to the workforce reorganization plan in EMEA, $1 million related to the closure of Melksham, $1 million related to our closure of certain retail and warehouse locations in Americas, $1 million related to the plan to open a shared service center in Costa Rica and to exit certain CTSC locations, $1 million related to plans to reduce SAG headcount, and reversals of $6 million primarily related to voluntary attrition. Net prior year plan charges for the three months ended March 31, 2024 include $4 million related to the closure of Melksham, $2 million related to the closure of Fulda and Fürstenwalde, $2 million related to the permanent closure of our Gadsden, Alabama tire manufacturing facility, $1 million related to our global workforce reorganization plan to improve our cost structure, $1 million related to the rationalization and workforce reorganization plan in EMEA, $1 million related to a plan in Australia and New Zealand, $1 million related to the closure of certain retail and warehouse locations in Americas, and reversals of $1 million for actions no longer needed for their originally intended purpose.

Asset write-offs (recoveries), accelerated depreciation, and accelerated lease costs for the three months ended March 31, 2025 primarily relate to the announced closures of Fulda and Fürstenwalde, as well as the plan to reduce our production capacity at Danville.

Asset write-offs (recoveries) and accelerated depreciation for the three months ended March 31, 2024 primarily relate to plans to improve our cost structure through announced closures of a development center in the U.S. and certain plants and facilities globally.

Ongoing rationalization plans had approximately $1,050 million in charges incurred prior to 2025 and have approximately $150 million in expected charges to be incurred in future periods.

Approximately 950 associates will be released under plans initiated in 2025, of which approximately 650 were released through March 31, 2025. In the first three months of 2025, approximately 200 associates were released under plans initiated in prior years. Approximately 2,450 associates remain to be released under all ongoing rationalization plans.

NOTE 5. OTHER (INCOME) EXPENSE

	Three Months Ended
	March 31,
(In millions)	2025	2024
Non-service related pension and other postretirement benefits cost	$26	$23
Financing fees and financial instruments expense	15	15
Net foreign currency exchange (gains) losses	(4)	1
Interest income	(10)	(15)
General and product liability expense - discontinued products	2	2
Royalty income	(11)	(5)
Miscellaneous (income) expense	7	7
	$25	$28

Non-service related pension and other postretirement benefits cost consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost, as well as curtailments and settlements which are not related to rationalization plans. Pension expense for the three months ended March 31, 2025 includes a pension settlement charge of $4 million resulting from total lump sum payments exceeding annual service and interest cost of the applicable plan. For further information, refer to Note to the Consolidated Financial Statements No. 11, Pension, Savings and Other Postretirement Benefit Plans.

Net foreign currency exchange (gains) losses for the three months ended March 31, 2025 includes a $4 million gain primarily related to the euro, and for the three months ended March 31, 2024 includes a loss of $1 million primarily related to the Argentine peso.

Miscellaneous (income) expense for the three months ended March 31, 2025 includes transaction and other costs of $5 million related to the sale of the Dunlop brand. Miscellaneous (income) expense for the three months ended March 31, 2024 includes an $8 million loss related to the sale of receivables in Argentina.

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

NOTE 6. INCOME TAXES

For the first quarter of 2025, we recorded income tax expense of $13 million on income before income taxes of $131 million.

For the first quarter of 2024, we recorded income tax expense of $6 million on a loss before income taxes of $52 million. Income tax expense for the three months ended March 31, 2024 includes a net discrete tax benefit of $1 million.

We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for the three months ended March 31, 2025 is favorably impacted by gains recognized as a result of the sale of the OTR tire business in foreign jurisdictions where no taxes are recorded, net of losses in foreign jurisdictions in which no tax benefits are recorded. The difference between our effective tax rate and the U.S. statutory rate of 21% for the three months ended March 31, 2024 primarily relates to losses in foreign jurisdictions in which no tax benefits are recorded and the discrete items noted above.

The Organisation for Economic Co-operation and Development ("OECD") has published the Pillar Two model rules which adopt a global corporate minimum tax of 15% for multinational enterprises with average revenue in excess of €750 million. Certain jurisdictions in which we operate enacted legislation consistent with one or more of the OECD Pillar Two model rules effective in 2024. The model rules include minimum domestic top-up taxes, income inclusion rules and undertaxed profit rules, all aimed to ensure that multinational corporations pay a minimum effective corporate tax rate of 15% in each jurisdiction in which they operate. We do not expect the Pillar Two model rules to materially impact our annual effective tax rate in 2025. However, we are continuing to evaluate the Pillar Two model rules and related legislation and their potential impact on future periods.

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

At March 31, 2025 and December 31, 2024, we had approximately $1.3 billion of U.S. federal, state and local net deferred tax assets, inclusive of valuation allowances totaling $36 million and $26 million, respectively, primarily for state tax loss carryforwards with limited lives. As of March 31, 2025 and December 31, 2024, approximately $1.1 billion of these U.S. net deferred tax assets had unlimited lives and approximately $200 million had limited lives, including $24 million of foreign tax credits, and the majority do not start to expire until 2030. In the U.S., we have a cumulative loss for the three-year period ended March 31, 2025 primarily driven by non-recurring items such as rationalization charges, pension curtailments and settlements, one-time costs associated with the Goodyear Forward plan, and intangible asset impairments.

In assessing our ability to utilize our net deferred tax assets, we primarily considered objectively verifiable information, including the improvement of our U.S. income before income taxes during the first quarter of 2025 as a result of benefits from the Goodyear Forward plan compared to the first quarter of 2024, as well as non-deductible interest and future royalty income from foreign subsidiaries. In addition, we considered our current forecasts of future profitability in assessing our ability to realize our deferred tax assets as well as the impact of tax planning strategies. These forecasts include the impact of recent trends and various macroeconomic factors such as the impact of raw material, transportation, tariff, labor and energy costs on our profitability. Our tax planning strategies include accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, repatriation of certain foreign royalty income, and other financing transactions, all of which would increase our domestic profitability.

We believe our improvement in U.S. income before income taxes for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, as well as forecasts of future profitability, provide us sufficient positive evidence to conclude that it is more likely than not that, at March 31, 2025, our U.S. net deferred tax assets will be fully utilized. However, macroeconomic factors such as raw material, transportation, tariff, labor and energy costs possess a high degree of volatility and can significantly impact our profitability. In addition, certain tax provisions, such as the annual interest expense limitation under Section 163(j) of the Internal Revenue Code of 1986, if amended, could impact our analysis of the realizability of our U.S. deferred tax assets. If our U.S. operating results significantly decline in the future, we may need to record a valuation allowance which could adversely impact our operating results. As such, we will closely monitor our U.S. operations as well as any tax law changes to assess the realizability of our U.S. deferred tax assets.

At March 31, 2025 and December 31, 2024, we also had approximately $1.5 billion of foreign net deferred tax assets and related valuation allowances of approximately $1.2 billion. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of approximately $1.0 billion on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances on our foreign deferred tax assets having a significant impact on our financial position or results of operations will exist within the next twelve months.

For the three months ended March 31, 2025, changes to our unrecognized tax benefits did not, and for the full year of 2025 are not expected to, have a significant impact on our financial position or results of operations.

We are open to examination in the United States from 2021 onward and in Germany from 2018 onward. Generally, for our remaining tax jurisdictions, years from 2020 onward are still open to examination.

NOTE 7. EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are calculated to reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock.

Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2025	2024
Earnings (loss) per share — basic:
Goodyear net income (loss)	$115	$(57)
Weighted average shares outstanding	287	286
Earnings (loss) per common share — basic	$0.40	$(0.20)

Earnings (loss) per share — diluted:
Goodyear net income (loss)	$115	$(57)
Weighted average shares outstanding	287	286
Dilutive effect of stock options and other dilutive securities	2	—
Weighted average shares outstanding — diluted	289	286
Earnings (loss) per common share — diluted	$0.40	$(0.20)

Weighted average shares outstanding — diluted for the three months ended March 31, 2025 and 2024 excludes approximately 3 million and 1 million equivalent shares, respectively, related to options with exercise prices greater than the average market price of our common shares (i.e., "underwater" options). Additionally, weighted average shares outstanding — diluted for the three months ended March 31, 2024 excludes the dilutive effect of approximately 2 million equivalent shares, related primarily to unvested restricted stock units and options with exercise prices less than the average market price of our common shares (i.e., "in-the-money" options), as their inclusion would have been anti-dilutive due to the Goodyear net loss.

NOTE 8. BUSINESS SEGMENTS

Results of operations are measured based on net sales to unaffiliated customers and segment operating income. Each segment exports tires to other segments. The financial results of each segment exclude sales of tires exported to other segments, but include operating income derived from such transactions. Segment operating income is computed as follows: Net sales less Cost of Goods Sold ("CGS") (excluding asset write-offs and accelerated depreciation charges) and SAG (including certain allocated corporate administrative expenses). Segment operating income also includes certain royalties and equity in earnings of most affiliates. Segment operating income does not include net rationalization charges, asset sales, goodwill and other asset impairment charges, and certain other items.

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

The following tables present segment sales, significant segment expenses and operating income, and the reconciliation of segment operating income to Income (Loss) before Income Taxes:

	Three Months Ended
	March 31, 2025
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Net Sales	$2,502	$1,277	$474	$4,253
Less:
Cost of Goods Sold	2,023	1,082	368	3,473
Selling, Administrative and General Expense	331	203	62	596
Other (income)(1)	(7)	(3)	(1)	(11)
Segment Operating Income (Loss)	$155	$(5)	$45	$195
Less:
Rationalizations (Note 4)				81
Interest expense				115
Other (income) expense (Note 5)				25
Net (gains) losses on asset sales				(262)
Asset write-offs, accelerated depreciation and accelerated lease costs, net (Note 4)				46
Corporate incentive compensation plans				16
Retained expenses of divested operations				5
Other(2)				38
Income (Loss) before Income Taxes				$131
(1)
Primarily represents royalty income attributable to the SBUs, including royalty income earned from the OTR sale.
(2)
Primarily represents unallocated corporate costs and the elimination of royalty income attributable to the SBUs.

	Three Months Ended
	March 31, 2024
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Net Sales	$2,588	$1,347	$602	$4,537
Less:
Cost of Goods Sold	2,076	1,135	463	3,674
Selling, Administrative and General Expense	337	205	79	621
Other (income)(1)	(4)	(1)	—	(5)
Segment Operating Income	$179	$8	$60	$247
Less:
Rationalizations (Note 4)				22
Interest expense				126
Other (income) expense (Note 5)				28
Net (gains) losses on asset sales				2
Asset write-offs, accelerated depreciation and accelerated lease costs, net (Note 4)				51
Corporate incentive compensation plans				20
Retained expenses of divested operations				5
Other(2)				45
Income (Loss) before Income Taxes				$(52)

(1)
Primarily represents royalty income attributable to the SBUs.
(2)
Primarily represents unallocated corporate costs and the elimination of royalty income attributable to the SBUs. Other also includes $28 million of costs related to the Goodyear Forward plan, primarily related to third-party advisory, legal and consulting fees and costs associated with planned asset sales.

The following table presents segment assets:

	March 31,	December 31,
(In millions)	2025	2024
Assets
Americas	$11,724	$11,406
Europe, Middle East and Africa	5,040	4,557
Asia Pacific	2,349	2,610
Total Segment Assets	19,113	18,573
Corporate(1)	2,598	2,391
	$21,711	$20,964

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

	Three Months Ended
	March 31,
(In millions)	2025	2024
Net Sales
United States	$2,052	$2,091
International	2,201	2,446
	$4,253	$4,537

	March 31,	December 31,
(In millions)	2025	2024
Long-Lived Assets
United States	$3,839	$3,688
China	664	676
Other international	3,626	3,718
	$8,129	$8,082

Rationalizations, as described in Note to the Consolidated Financial Statements No. 4, Costs Associated with Rationalization Programs; net (gains) losses on asset sales, as described in Note to the Consolidated Financial Statements No. 2, Divestitures; and asset write-offs, accelerated depreciation and accelerated leases costs were not charged (credited) to the SBUs for performance evaluation purposes but were attributable to the SBUs as follows:

	Three Months Ended
	March 31,
(In millions)	2025	2024
Rationalizations
Americas	$62	$5
Europe, Middle East and Africa	12	6
Asia Pacific	1	11
Total Segment Rationalizations	$75	$22
Corporate	6	—
	$81	$22

	Three Months Ended
	March 31,
(In millions)	2025	2024
Net (Gains) Losses on Asset Sales
Americas	$(1)	$—
Europe, Middle East and Africa	(1)	2
Total Segment (Gains) Losses on Asset Sales	$(2)	$2
Corporate	(260)	—
	$(262)	$2

	Three Months Ended
	March 31,
(In millions)	2025	2024
Asset Write-Offs, Accelerated Depreciation, and Accelerated Lease Costs, net
Americas	$28	$8
Europe, Middle East and Africa	16	16
Asia Pacific	2	7
Total Segment Asset Write-Offs, Accelerated Depreciation, and Accelerated Lease Costs, net	$46	$31
Corporate	—	20
	$46	$51

The following tables present segment capital expenditures and depreciation and amortization:

	Three Months Ended
	March 31,
(In millions)	2025	2024
Capital Expenditures
Americas	$176	$208
Europe, Middle East and Africa	59	71
Asia Pacific	21	32
Total Segment Capital Expenditures	$256	$311
Corporate	3	7
	$259	$318

	Three Months Ended
	March 31,
(In millions)	2025	2024
Depreciation and Amortization
Americas	$163	$163
Europe, Middle East and Africa	67	71
Asia Pacific	31	40
Total Segment Depreciation and Amortization	$261	$274
Corporate	9	10
	$270	$284

The following table presents segment equity in the net (income) loss of investees accounted for by the equity method:

	Three Months Ended
	March 31,
(In millions)	2025	2024
Equity in (Income) Loss
Americas	$18	$10
Asia Pacific	(3)	(2)
Total Segment Equity in (Income) Loss	$15	$8

NOTE 9. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

At March 31, 2025, we had total credit arrangements of $10,537 million, of which $2,623 million were unused. At that date, approximately 33% of our debt was at variable interest rates averaging 6.65%.

Notes Payable and Overdrafts, Long Term Debt and Finance Leases due Within One Year and Short Term Financing Arrangements

At March 31, 2025, we had short term committed and uncommitted credit arrangements totaling $695 million, of which $241 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.

The following table presents amounts due within one year:

	March 31,	December 31,
(In millions)	2025	2024
Chinese credit facilities	$64	$66
Other foreign and domestic debt	372	492
Notes Payable and Overdrafts	$436	$558
Weighted average interest rate	8.66%	8.00%

Chinese credit facilities	$66	$81
9.5% Notes due 2025	—	500
Other foreign and domestic debt (including finance leases)	234	251
Long Term Debt and Finance Leases due Within One Year	$300	$832
Weighted average interest rate	6.91%	8.46%
Total obligations due within one year	$736	$1,390

Long Term Debt and Finance Leases and Financing Arrangements

At March 31, 2025, we had long term credit arrangements totaling $9,842 million, of which $2,382 million were unused.

The following table presents long term debt and finance leases, net of unamortized discounts, and interest rates:

	March 31, 2025		December 31, 2024
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
9.5% due 2025	$—		$500
5% due 2026	900		900
4.875% due 2027	700		700
7.625% due 2027	124		124
7% due 2028	150		150
2.75% Euro Notes due 2028	432		416
5% due 2029	850		850
5.25% due April 2031	550		550
5.25% due July 2031	600		600
5.625% due 2033	450		450
Credit Facilities:
First lien revolving credit facility due 2026	1,430	5.60%	700	5.86%
European revolving credit facility due 2028	194	4.03%	—	—
Pan-European accounts receivable facility	130	4.48%	227	4.83%
Mexican credit facility	200	6.82%	200	7.36%
Chinese credit facilities	165	2.87%	147	2.50%
Other foreign and domestic debt(1)	491	8.19%	480	7.39%
	7,366		6,994
Unamortized deferred financing fees	(26)		(31)
	7,340		6,963
Finance lease obligations(2)	262		261
	7,602		7,224
Less portion due within one year	(300)		(832)
	$7,302		$6,392
(1)
Interest rates are weighted average interest rates primarily related to various foreign credit facilities with customary terms and conditions.
(2)
Includes $1 million non-cash financing additions during the three months ended March 31, 2025, and $2 million of non-cash financing additions during the twelve months ended December 31, 2024.

NOTES

At March 31, 2025, we had $4,756 million of outstanding notes, compared to $5,240 million at December 31, 2024.

On February 19, 2025, we redeemed our remaining $500 million 9.5% senior notes due 2025 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest.

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

Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under the facility and our subsidiaries' obligations under the related guarantees are secured by first priority security interests in a variety of collateral. Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks in an amount not to exceed $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion. As of March 31, 2025, our borrowing base, and therefore our availability, under this facility was $47 million below the facility's stated amount of $2.75 billion.

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

At March 31, 2025, we had $1,430 million of borrowings and $1 million of letters of credit issued under the revolving credit facility. At December 31, 2024, we had $700 million of borrowings and $1 million of letters of credit issued under the revolving credit facility.

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

At March 31, 2025, there were $194 million (€180 million) of borrowings outstanding under the German tranche, no borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility. At December 31, 2024, we had no borrowings and no letters of credit outstanding under the European revolving credit facility.

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

At March 31, 2025, the amounts available and utilized under this program totaled $130 million (€120 million). At December 31, 2024, the amounts available and utilized under this program totaled $227 million (€218 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

For a description of the collateral securing the credit facilities described above as well as the covenants applicable to them, refer to Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments, in our 2024 Form 10-K.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At March 31, 2025, the gross amount of receivables sold was $771 million, compared to $773 million at December 31, 2024.

Supplier Financing

We have entered into supplier finance programs with several financial institutions. Under these programs, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers. We agree to pay the financial institutions the stated amount of the confirmed invoices from the designated suppliers on the original due dates of the invoices. Invoice payment terms can be up to 120 days based on industry norms for the specific item purchased. We do not pay any fees to the financial institutions and we do not pledge any assets as security or provide other forms of guarantees for these programs. These programs allow our suppliers to sell their receivables to the financial institutions at the sole discretion of the suppliers and the financial institutions on terms that are negotiated among them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under these programs. The amounts available under these programs were $825 million and $775 million at March 31, 2025 and December 31, 2024, respectively. The amounts confirmed to the financial institutions were $682 million and $604 million at March 31, 2025 and December 31, 2024, respectively, and are included in Accounts Payable — Trade in our Consolidated Balance Sheets. All activity related to these obligations is presented within operating activities on the Consolidated Statements of Cash Flows.

Other Foreign Credit Facilities

A Mexican subsidiary and a U.S. subsidiary have a revolving credit facility in Mexico. At March 31, 2025 and December 31, 2024, the amounts available and utilized under this facility were $200 million. The facility matures on November 22, 2026, has covenants relating to the Mexican and U.S. subsidiaries and has customary representations and warranties and defaults relating to the Mexican and U.S. subsidiaries' ability to perform their respective obligations under the facility.

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

The following table presents the total amounts available and utilized under the Chinese financing arrangements:

	March 31,	December 31,
(In millions)	2025	2024
Total available	$849	$817
Amounts utilized:
Notes Payable and Overdrafts	$64	$66
Long Term Debt due Within One Year	66	81
Long Term Debt	99	66
Letters of credit, bank acceptances and other utilization	102	104
Total utilized	$331	$317

Maturities	4/25-8/28	1/25-8/28

Certain of these facilities can only be used to finance the expansion of our manufacturing facilities in China and the unused amount available under these facilities was $31 million at both March 31, 2025 and December 31, 2024.

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

The following table presents the fair values for foreign currency hedge contracts that do not meet the criteria to be accounted for as cash flow hedging instruments:

	March 31,	December 31,
(In millions)	2025	2024
Fair Values — Current asset (liability):
Accounts receivable	$12	$28
Other current liabilities	(22)	(3)

At March 31, 2025 and December 31, 2024, these outstanding foreign currency derivatives had notional amounts of $1,951 million and $1,779 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction losses on derivatives of $15 million for three months ended March 31, 2025 and net transaction gains of $35 million for the three months ended March 31, 2024. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.

At March 31, 2025 and December 31, 2024, we did not have any open foreign currency hedge contracts that meet the criteria to be accounted for as cash flow hedging instruments.

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

The following table presents the classification of changes in fair values of foreign currency contracts that meet the criteria to be accounted for as cash flow hedging instruments (before tax and minority):

	Three Months Ended
	March 31,
(In millions)	2025	2024
Amount of gains (losses) deferred to Accumulated Other Comprehensive Loss ("AOCL")	$—	$—
Reclassification adjustment for amounts recognized in CGS	—	1

No net deferred losses at March 31, 2025 are expected to be reclassified to earnings within the next twelve months.

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

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheets at March 31, 2025 and December 31, 2024:

	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2025	2024	2025	2024	2025	2024	2025	2024
Assets:
Investments	$16	$16	$16	$16	$—	$—	$—	$—
Foreign Exchange Contracts	12	28	—	—	12	28	—	—
Total Assets at Fair Value	$28	$44	$16	$16	$12	$28	$—	$—

Liabilities:
Foreign Exchange Contracts	$22	$3	$—	$—	$22	$3	$—	$—
Total Liabilities at Fair Value	$22	$3	$—	$—	$22	$3	$—	$—

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding finance leases, at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(In millions)	2025	2024
Fixed Rate Debt:(1)
Carrying amount — liability	$4,892	$5,367
Fair value — liability	4,670	5,076

Variable Rate Debt:(1)
Carrying amount — liability	$2,448	$1,600
Fair value — liability	2,408	1,590
(1)
Excludes Notes Payable and Overdrafts of $436 million and $558 million at March 31, 2025 and December 31, 2024, respectively, of which $201 million and $241 million, respectively, are at fixed rates and $235 million and $317 million, respectively, are at variable rates. The carrying value of Notes Payable and Overdrafts approximates fair value due to the short term nature of the facilities.

Long term debt with fair values of $4,507 million and $4,921 million at March 31, 2025 and December 31, 2024, respectively, were estimated using quoted Level 1 market prices. The carrying value of the remaining debt was based upon internal estimates of fair value derived from market prices for similar debt.

NOTE 11. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS

We provide employees with defined benefit pension or defined contribution savings plans.

Defined benefit pension cost follows:

	U.S.
	Three Months Ended
	March 31,
(In millions)	2025	2024
Service cost	$1	$2
Interest cost	41	44
Expected return on plan assets	(51)	(52)
Amortization of net losses	24	24
Net periodic pension cost	$15	$18
Net curtailments/settlements/termination benefits	8	(5)
Total defined benefit pension cost	$23	$13

	Non-U.S.
	Three Months Ended
	March 31,
(In millions)	2025	2024
Service cost	$4	$5
Interest cost	24	27
Expected return on plan assets	(22)	(23)
Amortization of net losses	5	5
Net periodic pension cost	$11	$14
Net curtailments/settlements/termination benefits	1	—
Total defined benefit pension cost	$12	$14

Service cost is recorded in CGS or SAG. Other components of net periodic pension cost are recorded in Other (Income) Expense. Net curtailments, settlements and termination benefits, if any, are recorded in Other (Income) Expense or Rationalizations if related to a rationalization plan.

In the first quarter of 2025, a pension settlement charge of $4 million was recorded in Other (Income) Expense. The settlement charge resulted from total lump sum payments exceeding annual service and interest cost of the applicable plan. In addition, pension termination benefits charges of $4 million and $1 million were recorded related to the exit of employees under an approved rationalization plan and the sale of the OTR tire business, respectively.

In the first quarter of 2024, a pension settlement credit of $5 million was recorded in Other (Income) Expense. The settlement credit resulted from a premium refund related to the purchase of a group annuity contract for the Cooper Tire U.S. salaried defined benefit pension plan in 2023.

We also provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. There was no net other postretirement benefits expense for the three months ended March 31, 2025 and there was $2 million for the three months ended March 31, 2024.

We expect to contribute $25 million to $50 million to our funded non-U.S. pension plans in 2025. For the three months ended March 31, 2025, we contributed $6 million to our non-U.S. plans.

The expense recognized for our contributions to defined contribution savings plans for the three months ended March 31, 2025 and 2024 was $32 million and $37 million, respectively.

NOTE 12. STOCK COMPENSATION PLANS

Our Board of Directors granted 1.6 million restricted stock units and 1.0 million performance share units during the three months ended March 31, 2025 under our stock compensation plans. We measure the fair value of grants of restricted stock units and performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $9.75 for restricted stock units and $9.29 for performance share units granted during the three months ended March 31, 2025.

We recognized stock-based compensation expense of $6 million and $3 million during the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $36 million and is expected to be recognized over the remaining vesting period of the respective grants, through the first quarter of 2028.

NOTE 13. COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters

We have recorded liabilities totaling $78 million and $81 million at March 31, 2025 and December 31, 2024, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $22 million and $24 million were included in Other Current Liabilities at March 31, 2025 and December 31, 2024, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.

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

Workers’ Compensation

We have recorded liabilities, on a discounted basis, totaling $160 million and $158 million for anticipated costs related to workers’ compensation at March 31, 2025 and December 31, 2024, respectively. Of these amounts, $32 million and $31 million were included in Current Liabilities as part of Compensation and Benefits at March 31, 2025 and December 31, 2024, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At March 31, 2025 and December 31, 2024, the liability was discounted using a risk-free rate of return. At March 31, 2025, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $25 million.

General and Product Liability and Other Litigation

We have recorded liabilities for both asserted and unasserted claims totaling $402 million and $406 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at March 31, 2025 and December 31, 2024, respectively. Of these amounts, $72 million and $60 million were included in Other Current Liabilities at March 31, 2025 and December 31, 2024, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at March 31, 2025, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.

We have recorded an indemnification asset within Accounts Receivable of $4 million and within Other Assets of $2 million for SRI's obligation to indemnify us for certain product liability claims related to products manufactured by a formerly consolidated joint venture entity, subject to certain caps and restrictions.

Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and federal courts. To date, we have disposed of approximately 163,800 claims by defending, obtaining the dismissal thereof, or entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $593 million through March 31, 2025 and $589 million through December 31, 2024.

A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by settlement or dismissal in large numbers, the amount and timing of filings, settlements and dismissals and the number of open claims during a particular period can fluctuate significantly.

	Three Months Ended	Year Ended
(Dollars in millions)	March 31, 2025	December 31, 2024
Pending claims, beginning of period	35,400	35,800
New claims filed	200	900
Claims settled/dismissed	(2,600)	(1,300)
Pending claims, end of period	33,000	35,400
Payments(1)	$3	$14
(1)
Represents cash payments made during the period by us and our insurers for asbestos litigation defense and claim resolution.

We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $116 million and $115 million at March 31, 2025 and December 31, 2024, respectively. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future may result in an increase in the recorded obligation, and that increase could be significant.

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

We recorded an insurance receivable related to asbestos claims of $64 million and $63 million at March 31, 2025 and December 31, 2024, respectively. We expect that approximately 55% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $11 million were included in Current Assets as part of Accounts Receivable at both March 31, 2025 and December 31, 2024. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.

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

Binding Commitments and Guarantees

We have off-balance sheet financial guarantees and other commitments totaling $29 million at both March 31, 2025 and December 31, 2024. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. We generally do not receive a separate premium as consideration for, and do not require collateral in connection with, the issuance of these guarantees.

In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of $46 million to an insurance company related to SRI's obligation to pay certain outstanding workers' compensation claims of a formerly consolidated joint venture entity. As of March 31, 2025, this guarantee amount has been reduced to $15 million. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to continue to decrease over time as the formerly consolidated joint venture entity pays its outstanding claims.

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

We have an agreement to provide a revolving loan commitment to TireHub, LLC of up to $130 million. At March 31, 2025, $125 million was drawn on this commitment, which includes $2 million of interest. At December 31, 2024, $119 million was drawn on this commitment, which includes $2 million of interest.

NOTE 14. CAPITAL STOCK

Common Stock Repurchases

We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During the first three months of 2025, we did not repurchase any shares from employees.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present changes in AOCL, by component, for the three months ended March 31, 2025 and 2024, after tax and minority interest.

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) from Securities	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2024	$(1,705)	$1	$(2,140)	$—	$(3,844)
Other comprehensive income (loss) before reclassifications	16	—	10	—	26
Amounts reclassified from accumulated other comprehensive loss	10	—	21	—	31
Balance at March 31, 2025	$(1,679)	$1	$(2,109)	$—	$(3,787)

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) from Securities	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2023	$(1,613)	$1	$(2,224)	$1	$(3,835)
Other comprehensive income (loss) before reclassifications	(6)	—	4	—	(2)
Amounts reclassified from accumulated other comprehensive loss	—	—	17	1	18
Balance at March 31, 2024	$(1,619)	$1	$(2,203)	$2	$(3,819)

The following table presents reclassifications out of AOCL:

	Three Months Ended March 31,
	2025	2024
(In millions) (Income) Expense	Amount Reclassified		Affected Line Item in the Consolidated
Component of AOCL	from AOCL		Statements of Operations
Foreign currency translation adjustment, before tax	$10	$—	Net (Gain) Loss on Asset Sales
Tax effect	—	—	United States and Foreign Taxes
Net of tax	$10	$—	Goodyear Net Income (Loss)

Amortization of prior service cost and unrecognized gains and losses	$25	$28	Other (Income) Expense
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures	2	(5)	Other (Income) Expense / Rationalizations / Net (Gain) Loss on Asset Sales
Unrecognized net actuarial losses and prior service costs, before tax	27	23
Tax effect	(6)	(6)	United States and Foreign Taxes
Net of tax	$21	$17	Goodyear Net Income (Loss)

Deferred derivative (gains) losses, before tax	$—	$1	Cost of Goods Sold
Tax effect	—	—	United States and Foreign Taxes
Net of tax	$—	$1	Goodyear Net Income (Loss)
Total reclassifications	$31	$18	Goodyear Net Income (Loss)

The following table presents the details of comprehensive income (loss) attributable to minority shareholders:

	Three Months Ended
	March 31,
(In millions)	2025	2024
Net Income (Loss) Attributable to Minority Shareholders	$3	$(1)
Other Comprehensive Income (Loss):
Foreign currency translation	3	(3)
Other Comprehensive Income (Loss)	$3	$(3)
Comprehensive Income (Loss) Attributable to Minority Shareholders	$6	$(4)

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

Results of Operations

On November 15, 2023, we announced a transformation plan, Goodyear Forward, that is intended to optimize our portfolio of products, deliver segment operating margin expansion and reduce our leverage in order to drive sustainable, long-term shareholder value creation. Optimization of our portfolio consisted of a strategic review of three major asset groups: our chemical operations which produces synthetic rubber and other chemical products in our Americas segment, the Dunlop brand for which we own rights in certain markets throughout the world, but is primarily used in our EMEA segment, and our global off-the-road ("OTR") tire business. Our plans for margin expansion include brand optimization and tiering to capitalize on premium tire pricing and volume and a reduction of our overall exposure related to lower-tiered products either through margin expansion or product line rationalization, resulting in an expected annual run-rate benefit of approximately $200 million by the end of 2025. Our plans for margin expansion also include a reduction of our cost structure by approximately $1.3 billion by the end of 2025, including actions related to our manufacturing footprint, plant optimization, further improvement of our purchasing leverage, reduction of Selling, Administrative and General expenses (“SAG”) and improvements in our supply chain planning and logistics. We anticipate the accumulated benefit of these actions will improve our segment operating margin to approximately 10% by the end of 2025. During the three months ended March 31, 2025, the Goodyear Forward plan provided $200 million in benefits to segment operating income.

On January 7, 2025, we entered into a Purchase Agreement, dated as of January 7, 2025 (the "Dunlop Purchase Agreement"), with Sumitomo Rubber Industries, Ltd. ("SRI") relating to the sale of our rights to the Dunlop brand in Europe, North America and Oceania for consumer, commercial and other specialty tires, together with certain associated intellectual property and other intangible assets, for a purchase price of $526 million. SRI will also pay us an up-front transition support fee of $105 million for our support in transitioning the Dunlop brand, related intellectual property and Dunlop customers to SRI. SRI will also acquire our existing Dunlop tire inventory. The Dunlop Purchase Agreement also contemplates entering into a number of ancillary agreements, including (a) a transition license agreement, pursuant to which we will continue to manufacture, sell and distribute Dunlop-branded consumer tires in Europe from the closing of the transaction until December 31, 2025, and during which we will pay SRI a royalty on such Dunlop sales but will otherwise retain all profits therefrom; (b) a transition offtake agreement, pursuant to which we will sell to SRI certain Dunlop-branded consumer tire products for a period of up to five years, commencing after termination or expiration of the transition license agreement; and (c) we will license back the Dunlop brand from SRI for commercial tires in Europe on a long-term basis, subject to a royalty on sales. On May 7, 2025, we completed the sale of the Dunlop brand and related transactions and received gross cash proceeds of $735 million.

On February 3, 2025, we completed the sale of our OTR tire business to The Yokohama Rubber Company, Limited (“Yokohama”) pursuant to the terms of the Share and Asset Purchase Agreement, dated as of July 22, 2024 (the “OTR Purchase Agreement”). Yokohama acquired our OTR tire business for a purchase price of $905 million in cash, subject to certain adjustments set forth in the OTR Purchase Agreement. In conjunction with the sale of the OTR tire business, we entered into several ancillary agreements, including a trademark license agreement, whereby we license certain trademarks to Yokohama for an initial period of ten years from the date of the sale, and a product supply agreement, pursuant to which we will supply to Yokohama certain OTR tires for an initial period of up to five years, subject to the terms and conditions set forth therein, including an exit and asset relocation plan to be mutually agreed upon by the parties pursuant to which, beginning no earlier than the second anniversary of closing of the transaction, the production of those OTR tires will transition to Yokohama’s facilities. The cash received of $905 million included $185 million for deferred amounts related to the trademark license and product supply agreements that are presented in operating activities and $720 million for proceeds that are presented in investing activities on our Consolidated Statements of Cash Flows.

During the first quarter of 2025, we reached an agreement with the United Steelworkers and approved a rationalization plan to eliminate our production of commercial tires in our Danville, Virginia tire manufacturing facility ("Danville") in order to reduce our production cost per tire in Americas. The plan includes approximately 850 job reductions, including associates and contracted positions. Danville will continue to produce aviation tires and conduct mixing operations. We expect to substantially complete this rationalization plan by the end of 2025.

Our results for the first quarter of 2025 include a 4.8% decrease in tire unit shipments compared to 2024 due to lower global tire volume. In the first quarter of 2025, we experienced approximately $55 million of inflationary cost pressures.

Net sales in the first three months of 2025 were $4,253 million, compared to $4,537 million in the first three months of 2024. Net sales decreased in 2025 primarily due to lower global tire volume, the impact of changes in foreign exchange rates globally, driven by the strengthening of the U.S. dollar, and the impact of the sale of the OTR tire business, primarily in Asia Pacific. These decreases were partially offset by favorable price and product mix and higher sales in other tire-related businesses, primarily due to higher third-party chemical sales in Americas.

In the first three months of 2025, Goodyear net income was $115 million, or $0.40 per share, compared to Goodyear net loss of $57 million, or $0.20 per share, in the first three months of 2024. The change in Goodyear net income was primarily due to a gain on the sale of the OTR tire business, partially offset by higher rationalization charges, lower segment operating income and higher U.S. and Foreign Tax Expense.

Total segment operating income for the first three months of 2025 was $195 million, compared to $247 million in the first three months of 2024. The $52 million decrease was primarily due to higher raw material costs of $181 million, higher SAG of $43 million when excluding Goodyear Forward savings, lower tire volume of $33 million, other cost increases of $30 million, primarily due to a benefit received in 2024 related to a reduction in U.S. duty rates on various commercial tires from China and higher transportation costs in 2025, increased conversion costs of $18 million driven by the effect of lower tire production on fixed cost absorption, and the impact of the sale of the OTR tire business of $12 million. These decreases were partially offset by benefits from the Goodyear Forward plan of $200 million and global improvements in price and product mix of $68 million. Refer to "Results of Operations — Segment Information" for additional information.

Liquidity

At March 31, 2025, we had $902 million of cash and cash equivalents as well as $2,623 million of unused availability under our various credit agreements, compared to $810 million and $3,555 million, respectively, at December 31, 2024. The increase in cash and cash equivalents of $92 million was primarily due to cash provided by the sale of the OTR tire business of $720 million and net borrowings of $198 million, partially offset by net cash used for operating activities of $538 million and capital expenditures of $259 million. Net cash used for operating activities reflects cash used for working capital of $750 million, rationalization payments of $65 million, and pension contributions and direct payments of $41 million, partially offset by proceeds from the sale of our OTR tire business of $185 million for deferred income related to the trademark license and product supply agreements, as well as the Company's net income for the period of $118 million, which includes non-cash charges for depreciation and amortization of $270 million and a non-cash gain on asset sales of $262 million. Refer to "Liquidity and Capital Resources" for additional information.

Outlook

In the second quarter of 2025, we expect our global tire unit volume to decline approximately 2% compared to the second quarter of 2024 driven by elevated wholesale channel inventories in the United States and lower volume in Asia Pacific. We also expect unabsorbed overhead to be approximately $20 million higher in the second quarter of 2025 compared to the second quarter of 2024 due to lower production in the first quarter of 2025.

We expect to continue progress on our Goodyear Forward transformation plan in 2025, with second quarter benefits from the program of approximately $190 million and full year benefits of approximately $750 million in segment operating income. The expected impact of the sale of the OTR tire business on our segment operating income is approximately $23 million in the second quarter.

We expect our raw material costs to increase approximately $180 million in the second quarter of 2025 compared to the second quarter of 2024, driven by natural rubber and foreign currency costs. These raw material cost increases are expected to be partially offset by approximately $135 million of price and product mix improvements, driven by previously implemented pricing actions and customer contracts indexed to changes in raw materials. Natural and synthetic rubber prices and other commodity prices historically have been volatile, and our raw materials costs could change based on future cost fluctuations and changes in foreign exchange rates. We continue to focus on price and product mix, to substitute lower cost materials where possible, to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials to minimize the impact of higher raw material costs.

We expect non-raw material inflation and other costs to be approximately $120 million higher in the second quarter of 2025 compared with the second quarter of 2024. These costs include the impact of inflation, tariffs, increased transportation costs and other manufacturing costs associated with announced rationalization plans. At the current tariff rates, we expect non-raw material and other costs to be approximately $175 million in the third and fourth quarters of 2025 as compared to the same quarters of 2024. We continue to focus on actions to offset costs other than raw materials through cost savings initiatives, including initiatives related to the Goodyear Forward plan, rationalization actions and improvements in price and product mix.

For the full year of 2025, we expect working capital to be a source of operating cash flows of approximately $50 million. We anticipate our capital expenditures to be approximately $950 million. We anticipate our cash flows will include rationalization payments of approximately $400 million, as we continue to implement elements of our Goodyear Forward plan to improve our cost structure.

Refer to "Item 1A. Risk Factors" in the 2024 Form 10-K for a discussion of the factors that may impact our business, results of operations, financial condition or liquidity and "Forward-Looking Information — Safe Harbor Statement" in this Quarterly Report on Form 10-Q for a discussion of our use of forward-looking statements.

RESULTS OF OPERATIONS

CONSOLIDATED

Three Months Ended March 31, 2025 and 2024

Net sales in the first three months of 2025 were $4,253 million, decreasing $284 million, or 6.3%, from $4,537 million in the first three months of 2024. Goodyear net income was $115 million, or $0.40 per share, in the first three months of 2025, compared to Goodyear net loss of $57 million, or $0.20 per share, in the first three months of 2024.

Net sales decreased in the first three months of 2025 primarily due to lower global tire volume of $156 million, the impact of changes in foreign exchange rates globally of $140 million, driven by the strengthening of the U.S. dollar, and the impact of the sale of the OTR tire business of $49 million, including the product supply agreement. These decreases were partially offset by favorable price and product mix of $53 million and higher sales in other tire-related businesses of $19 million, primarily due to higher third-party chemical sales in Americas.

Worldwide tire unit sales in the first three months of 2025 were 38.5 million units, decreasing 1.9 million units, or 4.8%, from 40.4 million units in the first three months of 2024. Replacement tire volume decreased globally by 1.8 million units, or 6.3%. OE tire volume decreased globally by 0.1 million units, or 1.1%.

Cost of Goods Sold ("CGS") in the first three months of 2025 was $3,513 million, decreasing $202 million, or 5.4%, from $3,715 million in the first three months of 2024. CGS decreased primarily due to savings related to the Goodyear Forward plan of $152 million, lower tire volume of $123 million, foreign currency translation of $109 million and lower global mix of $34 million. These decreases were partially offset by higher raw material costs of $181 million, higher conversion costs of $18 million and higher costs in other tire-related businesses of $11 million, primarily related to third-party chemical sales in Americas. CGS in the first three months of 2024 included $14 million ($11 million after-tax and minority) as a result of a fire in the third quarter of 2023 that significantly damaged and caused a temporary shutdown of our tire manufacturing facility in Debica, Poland ("Debica") and a favorable $8 million ($6 million after-tax and minority) tax item in Brazil.

CGS in the first three months of 2025 and 2024 included pension expense of $2 million and $3 million, respectively. CGS in the first three months of 2025 included $9 million of incremental savings from rationalization plans. CGS was 82.6% of sales in the first three months of 2025, compared to 81.9% in the first three months of 2024.

SAG in the first three months of 2025 was $650 million, decreasing $46 million, or 6.6%, from $696 million in the first three months of 2024. SAG decreased primarily due to lower wages and benefits of $11 million, lower warehouse and retail expenses of $11 million, driven by Goodyear Forward plan actions, and a $9 million benefit as a result of the sale of the OTR tire business, partially offset by $11 million of other costs, primarily related to inflation. SAG in the first three months of 2025 also included costs related to the Goodyear Forward plan of $2 million ($2 million after-tax and minority) compared to $28 million ($21 million after-tax and minority) in the first three months of 2024, primarily related to third-party advisory, legal and consulting fees and costs associated with planned asset sales.

SAG in the first three months of 2025 and 2024 included pension expense of $3 million and $4 million, respectively. SAG in the first three months of 2025 included $3 million of incremental savings from rationalization plans, compared to $14 million in 2024. SAG was 15.3% of sales in both the first three months of 2025 and 2024.

We recorded net rationalization charges of $81 million ($64 million after-tax and minority) in the first three months of 2025 and $22 million ($17 million after-tax and minority) in the first three months of 2024. Net rationalization charges in the first three months of 2025 primarily related to the elimination of commercial tire production at Danville, the closures of our Fulda and Fürstenwalde, Germany tire manufacturing facilities, and the plan to reduce SAG headcount in Americas and Corporate. Net rationalization charges in the first three months of 2024 primarily related to the closures of our Malaysia tire manufacturing facility and Cooper Tire's Melksham, United Kingdom tire manufacturing facility ("Melksham"). For further information, refer to Note to the Consolidated Financial Statements No. 4, Costs Associated with Rationalization Programs.

CGS and SAG in the first three months of 2025 included $46 million ($39 million after-tax and minority) of asset write-offs, accelerated depreciation and accelerated lease charges, primarily related to the closures of our Fulda and Fürstenwalde, Germany tire manufacturing facilities and the elimination of commercial tire production at Danville. CGS and SAG in the first three months of 2024 included $51 million ($42 million after-tax and minority) of asset write offs, accelerated depreciation and accelerated lease charges related to the closure of a development center in the U.S. and announced plant and facility closures in Americas and EMEA.

Interest expense in the first three months of 2025 was $115 million, decreasing $11 million, or 8.7%, from $126 million in the first three months of 2024. The average interest rate was 5.82% in the first three months of 2025 compared to 6.34% in the first three months of 2024. The average debt balance was $7,910 million in the first three months of 2025 compared to $7,945 million in the first three months of 2024.

The first three months of 2025 include a net gain on asset sales of $262 million ($237 million after-tax and minority), primarily due to an estimated gain of $260 million on the sale of the OTR tire business, compared to a net loss on asset sales of $2 million in the first three months of 2024.

Other Expense in the first three months of 2025 was $25 million compared to $28 million in the first three months of 2024. The decrease in Other Expense was primarily due to a pension settlement charge of $4 million ($3 million after-tax and minority) in the first three months of 2025 compared to a pension settlement credit of $5 million ($4 million after-tax and minority) in the first three months of 2024 and net foreign currency exchange gains of $4 million in the first three months of 2025 compared to net foreign currency exchange losses of $1 million in the first three months of 2024. The first three months of 2025 include transaction and other costs of $5 million ($3 million after-tax and minority) related to the sale of the Dunlop brand. The first three months of 2024 included an $8 million ($5 million after-tax and minority) loss related to the sale of receivables in Argentina and a favorable $2 million ($1 million after-tax and minority) tax item in Brazil.

For the first three months of 2025, we recorded income tax expense of $13 million on income before income taxes of $131 million.

In the first three months of 2024, we recorded income tax expense of $6 million on a loss before income taxes of $52 million. Income tax expense for the three months ended March 31, 2024 was favorably impacted by a net discrete tax benefit of $1 million ($1 million after minority interest).

We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for the three months ended March 31, 2025 is favorably impacted by gains recognized as a result of the sale of our OTR tire business in foreign jurisdictions where no taxes are recorded, net of losses in foreign jurisdictions in which no tax benefits are recorded. The difference between our effective tax rate and the U.S. statutory rate of 21% for the three months ended March 31, 2024 primarily relates to losses in foreign jurisdictions in which no tax benefits are recorded and the discrete items noted above.

The Organisation for Economic Co-operation and Development ("OECD") has published the Pillar Two model rules which adopt a global corporate minimum tax of 15% for multinational enterprises with average revenue in excess of €750 million. Certain jurisdictions in which we operate enacted legislation consistent with one or more of the OECD Pillar Two model rules effective in 2024. The model rules include minimum domestic top-up taxes, income inclusion rules and undertaxed profit rules, all aimed to ensure that multinational corporations pay a minimum effective corporate tax rate of 15% in each jurisdiction in which they operate. We do not expect the Pillar Two model rules to materially impact our annual effective tax rate in 2025. However, we are continuing to evaluate the Pillar Two model rules and related legislation and their potential impact on future periods.

At March 31, 2025 and December 31, 2024, we had approximately $1.3 billion of U.S. federal, state and local net deferred tax assets, inclusive of valuation allowances totaling $36 million and $26 million, respectively, primarily for state tax loss carryforwards with limited lives. As of March 31, 2025 and December 31, 2024, approximately $1.1 billion of these U.S. net deferred tax assets had unlimited lives and approximately $200 million had limited lives, including $24 million of foreign tax credits, and the majority do not start to expire until 2030. In the U.S., we have a cumulative loss for the three-year period ended March 31, 2025 primarily driven by non-recurring items such as rationalization charges, pension curtailments and settlements, one-time costs associated with the Goodyear Forward plan, and intangible asset impairments.

In assessing our ability to utilize our net deferred tax assets, we primarily considered objectively verifiable information, including the improvement of our U.S. income before income taxes during the first quarter of 2025 as a result of benefits from the Goodyear Forward plan compared to the first quarter of 2024, as well as non-deductible interest and future royalty income from foreign subsidiaries. In addition, we considered our current forecasts of future profitability in assessing our ability to realize our deferred tax assets as well as the impact of tax planning strategies. These forecasts include the impact of recent trends and various macroeconomic factors such as the impact of raw material, transportation, tariff, labor and energy costs on our profitability. Our tax planning strategies include accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, repatriation of certain foreign royalty income, and other financing transactions, all of which would increase our domestic profitability.

We believe our improvement in U.S. income before income taxes for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, as well as forecasts of future profitability, provide us sufficient positive evidence to conclude that it is more likely than not that, at March 31, 2025, our U.S. net deferred tax assets will be fully utilized. However, macroeconomic factors such as raw material, transportation, tariff, labor and energy costs possess a high degree of volatility and can significantly impact our profitability. In addition, certain tax provisions, such as the annual interest expense limitation under Section 163(j) of the Internal Revenue Code of 1986, if amended, could impact our analysis of the realizability of our U.S. deferred tax assets. If our U.S. operating results significantly decline in the future, we may need to record a valuation allowance which could adversely impact our operating results. As such, we will closely monitor our U.S. operations as well as any tax law changes to assess the realizability of our U.S. deferred tax assets.

At March 31, 2025 and December 31, 2024, we also had approximately $1.5 billion of foreign net deferred tax assets and related valuation allowances of approximately $1.2 billion. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of approximately $1.0 billion on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances on our foreign deferred tax assets having a significant impact on our financial position or results of operations will exist within the next twelve months.

For further information regarding income taxes and the realizability of our deferred tax assets, including our foreign tax credits, refer to Note to the Consolidated Financial Statements No. 6, Income Taxes.

Minority shareholders’ net income in the first three months of 2025 was $3 million, compared to net loss of $1 million in the first three months of 2024.

SEGMENT INFORMATION

Segment information reflects our strategic business units (“SBUs”), which are organized to meet customer requirements and global competition and are segmented on a regional basis.

Results of operations are measured based on net sales to unaffiliated customers and segment operating income. Each segment exports tires to other segments. The financial results of each segment exclude sales of tires exported to other segments, but include operating income derived from such transactions. Segment operating income is computed as follows: Net Sales less CGS (excluding asset write-off and accelerated depreciation charges) and SAG (including certain allocated corporate administrative expenses). Segment operating income also includes certain royalties and equity in earnings of most affiliates. Segment operating income does not include net rationalization charges, asset sales, goodwill and other impairment charges, and certain other items.

Total segment operating income for the first three months of 2025 was $195 million, a decrease of $52 million, or 21.1%, from $247 million in the first three months of 2024. Total segment operating margin in the first three months of 2025 was 4.6%, compared to 5.4% in the first three months of 2024.

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

Americas

	Three Months Ended March 31,
(In millions)	2025	2024	Change	Percent Change
Tire Units	18.4	19.0	(0.6)	(3.1)%
Net Sales	$2,502	$2,588	$(86)	(3.3)%
Operating Income	155	179	(24)	(13.4)%
Operating Margin	6.2%	6.9%

Three Months Ended March 31, 2025 and 2024

Americas unit sales in the first quarter of 2025 decreased 0.6 million units, or 3.1%, to 18.4 million units. Replacement tire volume decreased 0.5 million units, or 3.1%, primarily due to a decrease in our consumer business, driven by increased competitiveness in the U.S. from the lower tier market and the transitory impact of distribution changes in Latin America. OE tire volume decreased 0.1 million units, or 3.2%, primarily in the U.S.

Net sales in the first quarter of 2025 were $2,502 million, decreasing $86 million, or 3.3%, from $2,588 million in the first quarter of 2024. The decrease in net sales was primarily due to lower tire volume of $65 million and the negative impact of changes in foreign exchange rates of $60 million, primarily related to the weakening of the Brazilian real and Mexican peso. These decreases were partially offset by increased sales in other tire-related businesses of $30 million, primarily due to increased chemical sales, and a $13 million benefit related to the Goodyear Forward plan.

Operating income in the first quarter of 2025 was $155 million, decreasing $24 million, or 13.4%, from $179 million in the first quarter of 2024. The decrease in operating income was due to higher raw material costs of $106 million, higher SAG of $19 million, lower tire volume of $15 million, a $14 million benefit received in 2024 related to a reduction in U.S. duty rates on various commercial tires from China, higher conversion costs of $8 million, driven by the effect of lower tire production on fixed cost absorption and inflation, and unfavorable foreign currency translation of $7 million, primarily related to the weakening of the Brazilian real and Mexican peso. These decreases were partially offset by a $138 million benefit related to the Goodyear Forward plan and favorable price and product mix of $8 million. Operating income for 2025 includes incremental savings from rationalization plans of $8 million.

Operating income in the first quarter of 2025 excluded net rationalization charges of $62 million, asset write-offs, accelerated depreciation and accelerated lease costs of $28 million, and net gains on asset sales of $1 million. Operating income in the first quarter of 2024 excluded asset write-offs, accelerated depreciation and accelerated lease costs of $8 million and net rationalization charges of $5 million.

Europe, Middle East and Africa

	Three Months Ended March 31,
(In millions)	2025	2024	Change	Percent Change
Tire Units	12.3	12.5	(0.2)	(2.0)%
Net Sales	$1,277	$1,347	$(70)	(5.2)%
Operating Income (Loss)	(5)	8	(13)	N/M
Operating Margin	(0.4)%	0.6%

Three Months Ended March 31, 2025 and 2024

EMEA unit sales in the first quarter of 2025 decreased 0.2 million units, or 2.0%, to 12.3 million units. Replacement tire volume decreased 0.3 million units, or 3.9%, primarily in our consumer business, reflecting increased competition. OE tire volume increased 0.1 million units, or 3.0%, primarily in our consumer business, reflecting share gains driven by new fitments.

Net sales in the first quarter of 2025 were $1,277 million, decreasing $70 million, or 5.2%, from $1,347 million in the first quarter of 2024. The decrease in net sales was primarily driven by the negative impact of changes in foreign exchange rates of $72 million, driven by a weaker euro and Turkish lira, lower tire volume of $23 million, and the impact of the OTR sale of $12 million, including the product supply agreement. These decreases were partially offset by favorable price and product mix of $43 million.

Operating loss in the first quarter of 2025 was $5 million, decreasing $13 million, from operating income of $8 million in the first quarter of 2024. The change in operating income was primarily due to higher raw material costs of $53 million, higher SAG of $23 million, primarily due to higher bad debt and inflation, higher conversion costs of $9 million, lower earnings in other tire-related businesses of $7 million, primarily due to lower Fleet Solutions and motorcycle earnings, and lower volume of $3 million. These decreases were partially offset by incremental savings from the Goodyear Forward plan of $43 million and favorable price and product mix of $38 million. Operating income in the first quarter of 2025 includes incremental SAG savings from rationalization plans of $4 million.

Operating income in the first quarter of 2025 excluded accelerated depreciation of $16 million, net rationalization charges of $12 million and a $1 million gain on asset sales. Operating income in the first quarter of 2024 excluded accelerated depreciation of $16 million, net rationalization charges of $6 million and a $2 million loss on asset sales.

Asia Pacific

	Three Months Ended March 31,
(In millions)	2025	2024	Change	Percent Change
Tire Units	7.8	8.9	(1.1)	(12.4)%
Net Sales	$474	$602	$(128)	(21.3)%
Operating Income	45	60	(15)	(25.0)%
Operating Margin	9.5%	10.0%

Three Months Ended March 31, 2025 and 2024

Asia Pacific unit sales in the first quarter of 2025 decreased 1.1 million units, or 12.4%, to 7.8 million units. Replacement tire volume decreased 1.0 million units, or 21.3%, driven by actions taken to reduce lower margin business and softness in consumer replacement. OE tire volume decreased 0.1 million units, or 2.4%, primarily in China.

Net sales in the first quarter of 2025 were $474 million, decreasing $128 million, or 21.3%, from $602 million in the first quarter of 2024. The decrease in net sales was primarily due to lower tire volume of $68 million, the impact of the OTR sale of $38 million, unfavorable price and product mix of $8 million and the negative impact of changes in foreign exchange rates of $8 million due to the strengthening of the U.S. dollar.

Operating income in the first quarter of 2025 was $45 million, decreasing $15 million, or 25.0%, from $60 million in the first quarter of 2024. The decrease in operating income was primarily due to higher raw material costs of $22 million, decreased earnings of $17 million due to the sale of the OTR tire business and lower tire volume of $15 million. These decreases were partially offset by favorable price and product mix of $22 million and a benefit related to the Goodyear Forward plan of $19 million.

Operating income in the first quarter of 2025 excluded asset write-offs, accelerated depreciation and accelerated lease costs of $2 million and net rationalization charges of $1 million. Operating income in the first quarter of 2024 excluded net rationalization charges of $11 million and accelerated depreciation and accelerated lease costs of $7 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.

At March 31, 2025, we had $902 million in cash and cash equivalents, compared to $810 million at December 31, 2024. For the three months ended March 31, 2025, net cash used for operating activities was $538 million, reflecting cash used for working capital of $750 million, rationalization payments of $65 million and pension contributions and direct payments of $41 million, partially offset by proceeds from the sale of our OTR tire business of $185 million for deferred amounts related to the trademark license and product supply agreements, as well as the Company's net income for the period of $118 million, which included non-cash charges for depreciation and amortization of $270 million and a non-cash gain on asset sales of $262 million. Net cash provided by investing activities was $432 million, primarily representing proceeds from the sale of our OTR tire business of $720 million, partially offset by capital expenditures of $259 million. Net cash provided by financing activities was $211 million, primarily due to net borrowings of $198 million.

At March 31, 2025, we had $2,623 million of unused availability under our various credit agreements, compared to $3,555 million at December 31, 2024. The table below presents unused availability under our credit facilities at those dates:

(In millions)	March 31, 2025	December 31, 2024
First lien revolving credit facility	$1,272	$2,049
European revolving credit facility	670	832
Chinese credit facilities	518	500
Other foreign and domestic debt	163	174
	$2,623	$3,555

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

We expect our 2025 full-year cash flow needs to include capital expenditures of approximately $950 million. We also expect interest expense to be $450 million to $475 million; rationalization payments to be approximately $400 million; income tax payments to be approximately $200 million, excluding one-time items; and contributions to our funded pension plans to be $25 million to $50 million. We expect working capital to be a source of operating cash flows of approximately $50 million.

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

Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, South Africa, Serbia and Argentina, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, South African, Serbian and Argentinian subsidiaries, which are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At March 31, 2025, approximately $869 million of net assets, including approximately $182 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China, South Africa, Serbia and Argentina have not adversely impacted our ability to make transfers out of those countries.

Operating Activities

Net cash used for operating activities was $538 million in the first three months of 2025, compared to net cash used for operating activities of $451 million in the first three months of 2024. The $87 million increase in net cash used for operating activities was primarily due to an increase in cash used for working capital of $211 million and lower earnings in our SBUs of $52 million, partially offset by proceeds from the sale of our OTR tire business of $185 million for deferred amounts related to the trademark license and product supply agreements.

The increase in cash used for working capital reflects an increase in cash used for Inventory of $198 million and Accounts Receivable of $106 million, partially offset by a decrease in cash used for Accounts Payable — Trade of $93 million. These changes were driven by lower sales volume and timing of accounts receivable collection in the first three months of 2025 compared to the first three months of 2024.

Investing Activities

Net cash provided by investing activities was $432 million in the first three months of 2025, compared to cash used of $231 million in the first three months of 2024. The $663 million increase in net cash provided by investing activities was primarily due to cash provided by asset dispositions of $720 million in the first three months of 2025, compared to $108 million in the first three months of 2024. Capital expenditures were $259 million in the first three months of 2025, compared to $318 million in the first three months of 2024.

Financing Activities

Net cash provided by financing activities was $211 million in the first three months of 2025, compared to net cash provided by financing activities of $661 million in the first three months of 2024. The $450 million decrease in cash provided by financing activities was primarily related to net borrowings of $198 million in the first three months of 2025, which included the redemption of the remaining $500 million 9.5% senior notes due 2025, compared to net borrowings of $684 million in the first three months of 2024.

Credit Sources

In aggregate, we had total credit arrangements of $10,537 million available at March 31, 2025, of which $2,623 million were unused, compared to $11,223 million available at December 31, 2024, of which $3,555 million were unused. At March 31, 2025, we had long term credit arrangements totaling $9,842 million, of which $2,382 million were unused, compared to $10,352 million and $3,263 million, respectively, at December 31, 2024. At March 31, 2025, we had short term committed and uncommitted credit arrangements totaling $695 million, of which $241 million were unused, compared to $871 million and $292 million, respectively, at December 31, 2024. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lenders and may be terminated at any time.

Outstanding Notes

At March 31, 2025, we had $4,756 million of outstanding notes compared to $5,240 million at December 31, 2024.

On February 19, 2025, we redeemed our remaining $500 million 9.5% senior notes due 2025 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest.

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

Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks in an amount not to exceed $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion. As of March 31, 2025, our borrowing base, and therefore our availability, under this facility was $47 million below the facility's stated amount of $2.75 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we would be required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess.

At March 31, 2025, we had $1,430 million of borrowings and $1 million of letters of credit issued under the revolving credit facility. At December 31, 2024, we had $700 million of borrowings and $1 million of letters of credit issued under the revolving credit facility.

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

At March 31, 2025, there were $194 million (€180 million) of borrowings outstanding under the German tranche, no borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility. At December 31, 2024, we had no borrowings and no letters of credit outstanding under the European revolving credit facility.

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

At March 31, 2025, the amounts available and utilized under this program totaled $130 million (€120 million). At December 31, 2024, the amounts available and utilized under this program totaled $227 million (€218 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At March 31, 2025, the gross amount of receivables sold was $771 million, compared to $773 million at December 31, 2024.

Letters of Credit

At March 31, 2025, we had $217 million in letters of credit issued under bilateral letter of credit agreements and other foreign credit facilities. The majority of these letter of credit agreements are in lieu of security deposits.

Supplier Financing

We have entered into supplier finance programs with several financial institutions. Under these programs, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers. We agree to pay the financial institutions the stated amount of the confirmed invoices from the designated suppliers on the original due dates of the invoices. Invoice payment terms can be up to 120 days based on industry norms for the specific item purchased. We do not pay any fees to the financial institutions and we do not pledge any assets as security or provide other forms of guarantees for these programs. These programs allow our suppliers to sell their receivables to the financial institutions at the sole discretion of the suppliers and the financial institutions on terms that are negotiated among them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under these programs. The amounts available under these programs were $825 million and $775 million at March 31, 2025 and December 31, 2024, respectively. The amounts confirmed to the financial institutions were $682 million and $604 million at March 31, 2025 and December 31, 2024, respectively, and are included in Accounts Payable — Trade in our Consolidated Balance Sheets. All activity related to these obligations is presented within operating activities on the Consolidated Statements of Cash Flows.

Further Information

For a further description of the terms of our outstanding notes, first lien revolving credit facility, European revolving credit facility and pan-European accounts receivable securitization facility, refer to Note to the Consolidated Financial Statements No. 16, Financing Arrangements and Derivative Financial Instruments, in our 2024 Form 10‑K and Note to the Consolidated Financial Statements No. 9, Financing Arrangements and Derivative Financial Instruments, in this Form 10-Q.

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

We have an additional financial covenant in our first lien revolving credit facility that is currently not applicable. We become subject to that financial covenant when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $275 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for the most recent period of four consecutive fiscal quarters. As of March 31, 2025, our unused availability under this facility of $1,272 million, plus our Available Cash of $342 million, totaled $1,614 million, which is in excess of $275 million.

In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first lien revolving credit facility that are described above, similar non-financial covenants specifically applicable to GEBV and its subsidiaries, and a financial covenant applicable only to GEBV and its subsidiaries. This financial covenant provides that we are not permitted to allow GEBV’s ratio of Consolidated Net GEBV Indebtedness to Consolidated GEBV EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net GEBV Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GEBV and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries, and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net GEBV Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At March 31, 2025, we were in compliance with this financial covenant.

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

At March 31, 2025, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.

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

We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During the first three months of 2025, we did not repurchase any shares from employees.

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

Supplemental Guarantor Financial Information

Certain of our subsidiaries, which are listed on Exhibit 22.1 to this Quarterly Report on Form 10-Q and are generally holding or operating companies, have guaranteed our obligations under the $900 million outstanding principal amount of 5% senior notes due 2026, the $700 million outstanding principal amount of 4.875% senior notes due 2027, the $850 million outstanding principal amount of 5% senior notes due 2029, the $550 million outstanding principal amount of 5.25% senior notes due April 2031, the $600 million outstanding principal amount of 5.25% senior notes due July 2031 and the $450 million outstanding principal amount of 5.625% senior notes due 2033 (collectively, the “Notes”).

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

	Summarized Balance Sheets
(In millions)	March 31, 2025	December 31, 2024
Total Current Assets(1)	$6,043	$5,621
Total Non-Current Assets	8,615	8,606

Total Current Liabilities	$2,922	$3,420
Total Non-Current Liabilities	8,712	7,932
(1)
Includes receivables due from Non-Guarantor Subsidiaries of $1,808 million and $1,824 million as of March 31, 2025 and December 31, 2024, respectively.

	Summarized Statements of Operations
(In millions)	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Net Sales	$2,259	$10,402
Cost of Goods Sold	1,874	8,427
Selling, Administrative and General Expense	363	1,495
Intangible Asset Impairment	—	125
Rationalizations	66	27
Interest Expense	100	482
Other (Income) Expense	(32)	(169)
Net (Gain) Loss on Asset Sales	(110)	—
Income (Loss) before Income Taxes(2)	$(2)	$15

Net Income (Loss)	$(27)	$26
Goodyear Net Income (Loss)	$(27)	$26
(2)
Includes income from intercompany transactions with Non-Guarantor Subsidiaries of $126 million for the three months ended March 31, 2025, primarily from royalties, intercompany product sales, dividends and interest, and $659 million for the year ended December 31, 2024, primarily from royalties, dividends, interest and intercompany product sales.

FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT

Certain information in this Form 10-Q (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:

•
if we do not successfully implement the Goodyear Forward plan and our other strategic initiatives, including the sale of our chemical business, our operating results, financial condition and liquidity may be materially adversely affected;
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

Interest Rate Risk

We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At March 31, 2025, approximately 33% of our debt was at variable interest rates averaging 6.65%.

The following table presents information about long term fixed rate debt, excluding finance leases, at March 31, 2025:

(In millions)
Carrying amount — liability	$4,892
Fair value — liability	4,670
Pro forma fair value — liability	4,804

The pro forma information assumes a 100 basis point decrease in market interest rates at March 31, 2025, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.

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

The following table presents net foreign currency contract information at March 31, 2025:

(In millions)
Fair value — asset (liability)	$(10)
Pro forma decrease in fair value	(197)
Contract maturities	4/25-3/26

The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at March 31, 2025, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

Fair values are recognized on the Consolidated Balance Sheet at March 31, 2025 as follows:

(In millions)
Current asset (liability):
Accounts receivable	$12
Other current liabilities	(22)

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

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2025 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Asbestos Litigation

As reported in our Form 10-K for the year ended December 31, 2024, we were one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 35,400 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the first three months of 2025, approximately 200 claims were filed against us and approximately 2,600 were settled or dismissed. The amounts expended on asbestos defense and claim resolution by us and our insurers during the first three months of 2025 was $3 million. At March 31, 2025, there were approximately 33,000 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. Refer to Note to the Consolidated Financial Statements No. 13, Commitments and Contingent Liabilities, for additional information on asbestos litigation.

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

In addition, a number of civil lawsuits have been subsequently filed in the United States and elsewhere against companies active in the tire industry, including us, alleging violations of antitrust laws with respect to new replacement tires for passenger cars, vans, trucks and busses sold in the relevant jurisdictions, and similar additional lawsuits could be brought against us in the future. The U.S. lawsuits have been transferred to a multidistrict litigation in the U.S. District Court for the Northern District of Ohio. On February 25, 2025, the District Court granted our motion to dismiss the U.S. lawsuits and, on April 11, 2025, the plaintiffs filed motions for leave to file amended complaints. We intend to defend these lawsuits, the ultimate outcome of which cannot be predicted at this time.

Other Matters

In addition to the legal proceedings described above and in our 2024 Form 10-K, various other legal actions, indirect tax assessments, claims and governmental investigations and proceedings covering a wide range of matters are pending against us, including claims and proceedings relating to several waste disposal sites that have been identified by the United States Environmental Protection Agency and similar agencies of various states or foreign jurisdictions for remedial investigation and cleanup, which sites were allegedly used by us in the past for the disposal of industrial waste materials. Based on available information, we do not consider any such action, assessment, claim, investigation or proceeding to be material, within the meaning of that term as used in Item 103 of Regulation S-K and the instructions thereto. As permitted by SEC regulations, we use a threshold of $1 million for purposes of determining whether disclosure is required with respect to any environmental proceedings in which a governmental authority is a party and we reasonably believe that such proceeding will result in monetary sanctions (exclusive of interest and costs).

For additional information regarding our legal proceedings, refer to Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities, and Part I, Item 3, Legal Proceedings, in our 2024 Form 10-K, and Note to the Consolidated Financial Statements No. 13, Commitments and Contingent Liabilities, in this Form 10-Q.

ITEM 1A. RISK FACTORS.

Refer to “Item 1A. Risk Factors” in our 2024 Form 10-K for a discussion of our risk factors.

ITEM 5. OTHER INFORMATION.

During the quarterly period ended March 31, 2025, none of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS.

Refer to the Index of Exhibits, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2025

INDEX OF EXHIBITS

Exhibit Table Item No.	Description of Exhibit	Exhibit Number

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

(a)	Purchase Agreement, dated as of January 7, 2025, by and between the Company and Sumitomo Rubber Industries, Ltd.*	2.1

(b)	First Amendment to the Purchase Agreement, dated as of May 7, 2025, by and between the Company and Sumitomo Rubber Industries, Ltd.*	2.2

10	Material Contracts

(a)

Outside Directors’ Equity Participation Plan, as adopted February 2, 1996 and last amended as of February 25, 2025 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 27, 2025, File No. 1-1927).

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

The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included as Exhibit 101).

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

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	May 8, 2025	By	/s/ MARGARET V. SNYDER

Margaret V. Snyder, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the Principal Accounting Officer of the Registrant.)