Form 10-Q
period 2025-06-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2025-08-08
CIK 42582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at July 31, 2025:	286,046,462

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 5. OTHER INFORMATION
EX-2.1
EX-2.2
EX-10.1
EX-10.2
EX-22.1
EX-31.1
EX-31.2
EX-32.1
EX-101.INS INSTANCE DOCUMENT
EX-101.SCH SCHEMA DOCUMENT
EX-104

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Net Sales (Note 3)	$4,465	$4,570	$8,718	$9,107
Cost of Goods Sold	3,705	3,627	7,218	7,349
Selling, Administrative and General Expense	692	731	1,342	1,427
Rationalizations (Note 4)	59	19	140	41
Interest Expense	112	130	227	256
Other (Income) Expense (Note 5)	31	26	56	59
Net (Gain) on Asset Sales (Note 2)	(439)	(96)	(701)	(94)
Income before Income Taxes	305	133	436	69
United States and Foreign Tax Expense (Note 6)	24	60	37	66
Net Income	281	73	399	3
Less: Minority Shareholders’ Net Income (Loss)	27	(6)	30	(7)
Goodyear Net Income	$254	$79	$369	$10
Goodyear Net Income — Per Share of Common Stock
Basic	$0.88	$0.28	$1.28	$0.04
Weighted Average Shares Outstanding (Note 7)	287	287	287	286
Diluted	$0.87	$0.28	$1.27	$0.04
Weighted Average Shares Outstanding (Note 7)	290	288	290	288
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Net Income	$281	$73	$399	$3
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of $4 and $6 in 2025 (($1) and ($3) in 2024)	(7)	(50)	12	(59)
Reclassification adjustment for amounts recognized in income, net of tax of $0 and $0 in 2025 ($0 and $0 in 2024)	(2)	—	8	—
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $7 and $13 in 2025 ($6 and $13 in 2024)	19	20	38	41
Change in net actuarial gains and losses, net of tax of $(1) and $2 in 2025 ($6 and $7 in 2024)	(2)	6	8	10
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures, net of tax of $0 and $0 in 2025 ($0 and ($1) in 2024)	—	—	2	(4)
Deferred derivative gain:
Reclassification adjustment for amounts recognized in income, net of tax of $0 and $0 in 2025 ($0 and $0 in 2024)	—	—	—	1
Other Comprehensive Income (Loss)	8	(24)	68	(11)
Comprehensive Income (Loss)	289	49	467	(8)
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	32	(7)	38	(11)
Goodyear Comprehensive Income	$257	$56	$429	$3
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share data)	June 30, 2025	December 31, 2024
Assets:
Current Assets:
Cash and Cash Equivalents	$785	$810
Accounts Receivable, less Allowance — $97 ($84 in 2024)	3,016	2,482
Inventories:
Raw Materials	680	728
Work in Process	207	207
Finished Products	3,141	2,619
	4,028	3,554
Assets Held for Sale (Note 1)	544	466
Prepaid Expenses and Other Current Assets	512	277
Total Current Assets	8,885	7,589
Goodwill	716	756
Intangible Assets	677	805
Deferred Income Taxes (Note 6)	1,743	1,686
Other Assets	1,149	1,052
Operating Lease Right-of-Use Assets	1,087	951
Property, Plant and Equipment, less Accumulated Depreciation — $12,215 ($12,212 in 2024)	8,002	8,082
Total Assets	$22,259	$20,921

Liabilities:
Current Liabilities:
Accounts Payable — Trade	$4,010	$4,092
Compensation and Benefits (Notes 11 and 12)	606	606
Other Current Liabilities	1,599	1,089
Notes Payable and Overdrafts (Note 9)	499	558
Operating Lease Liabilities due Within One Year	209	200
Long Term Debt and Finance Leases due Within One Year (Note 9)	778	832
Total Current Liabilities	7,701	7,377
Operating Lease Liabilities	933	804
Long Term Debt and Finance Leases (Note 9)	6,559	6,392
Compensation and Benefits (Notes 11 and 12)	814	789
Deferred Income Taxes (Note 6)	108	108
Other Long Term Liabilities	850	628
Total Liabilities	16,965	16,098
Commitments and Contingent Liabilities (Note 13)
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 286 million in 2025 (285 million in 2024)	286	285
Capital Surplus	3,164	3,159
Retained Earnings	5,450	5,081
Accumulated Other Comprehensive Loss (Note 15)	(3,784)	(3,844)
Goodyear Shareholders’ Equity	5,116	4,681
Minority Shareholders’ Equity — Nonredeemable	178	142
Total Shareholders’ Equity	5,294	4,823
Total Liabilities and Shareholders’ Equity	$22,259	$20,921
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Goodyear Shareholders' Equity	Minority Shareholders' Equity — Non- Redeemable	Total Shareholders' Equity
(In millions, except share data)	Shares	Amount
Balance at December 31, 2024
(after deducting 39,313,644 common treasury shares)	284,974,263	$285	$3,159	$5,081	$(3,844)	$4,681	$142	$4,823
Net income (loss)				115		115	3	118
Other comprehensive income (loss)					57	57	3	60
Total Comprehensive Income (Loss)						172	6	178
Stock-based compensation plans			6			6		6
Common stock issued from treasury	674,461	1	(5)			(4)		(4)
Balance at March 31, 2025
(after deducting 38,639,183 common treasury shares)	285,648,724	$286	$3,160	$5,196	$(3,787)	$4,855	$148	$5,003
Net income (loss)				254		254	27	281
Other comprehensive income (loss)					3	3	5	8
Total Comprehensive Income (Loss)						257	32	289
Stock-based compensation plans			5			5		5
Dividends declared							(2)	(2)
Common stock issued from treasury	365,245		(1)			(1)		(1)
Balance at June 30, 2025
(after deducting 38,273,938 common treasury shares)	286,013,969	$286	$3,164	$5,450	$(3,784)	$5,116	$178	$5,294
There were no dividends declared or paid during the three and six months ended June 30, 2025.
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Goodyear Shareholders' Equity	Minority Shareholders' Equity — Non- Redeemable	Total Shareholders' Equity
(In millions, except share data)	Shares	Amount
Balance at December 31, 2023
(after deducting 40,501,644 common treasury shares)	283,786,263	$284	$3,133	$5,035	$(3,835)	$4,617	$162	$4,779
Net income (loss)				(69)		(69)	(1)	(70)
Other comprehensive income (loss)					16	16	(3)	13
Total Comprehensive Income (Loss)						(53)	(4)	(57)
Stock-based compensation plans			11			11		11
Dividends declared							(2)	(2)
Common stock issued from treasury	900,744	1	(4)			(3)		(3)
Balance at March 31, 2024
(after deducting 39,600,900 common treasury shares)	284,687,007	$285	$3,140	$4,966	$(3,819)	$4,572	$156	$4,728
Net income (loss)				79		79	(6)	73
Other comprehensive income (loss)					(23)	(23)	(1)	(24)
Total Comprehensive Income (Loss)						56	(7)	49
Stock-based compensation plans			6			6		6
Dividends declared							(5)	(5)
Balance at June 30, 2024
(after deducting 39,600,900 common treasury shares)	284,687,007	$285	$3,146	$5,045	$(3,842)	$4,634	$144	$4,778
There were no dividends declared or paid during the three and six months ended June 30, 2024.
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2025	2024
Cash Flows from Operating Activities:
Net Income	$399	$3
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and Amortization	544	546
Amortization and Write-Off of Debt Issuance Costs	10	7
Provision for Deferred Income Taxes (Note 6)	(55)	(6)
Net Pension Curtailments and Settlements	4	(5)
Net Rationalization Charges (Note 4)	140	41
Rationalization Payments	(204)	(105)
Net Gains on Asset Sales (Note 5)	(701)	(94)
Loss (Gain) on Insurance Recoveries for Damaged Property, Plant and Equipment	—	(50)
Operating Lease Expense	159	164
Operating Lease Payments	(141)	(139)
Pension Contributions and Direct Payments	(53)	(29)
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(498)	(354)
Inventories	(512)	(397)
Accounts Payable — Trade	(59)	(18)
Compensation and Benefits	2	6
Other Current Liabilities	312	(91)
Other Assets and Liabilities	(65)	3
Total Cash Flows used in Operating Activities	(718)	(518)
Cash Flows from Investing Activities:
Capital Expenditures	(466)	(634)
Insurance Recoveries for Damaged Property, Plant and Equipment	—	37
Cash Proceeds from Sale and Leaseback Transactions (Note 5)	—	16
Asset Dispositions	1,328	108
Long Term Securities Redeemed	—	1
Notes Receivable	1	(17)
Other Transactions	(26)	1
Total Cash Flows from (used in) Investing Activities	837	(488)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	557	595
Short Term Debt and Overdrafts Paid	(632)	(464)
Long Term Debt Incurred	8,888	7,068
Long Term Debt Paid	(8,925)	(6,280)
Common Stock Issued	(5)	(3)
Transactions with Minority Interests in Subsidiaries	(1)	(2)
Debt Related Costs and Other Transactions	11	(18)
Total Cash Flows (used in) from Financing Activities	(107)	896
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	26	(23)
Net Change in Cash, Cash Equivalents and Restricted Cash	38	(133)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	864	985
Cash, Cash Equivalents and Restricted Cash at End of the Period	$902	$852
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
Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2025.
Revision of Previously Issued Financial Statements
In preparing the consolidated financial statements as of and for the three and six months ended June 30, 2025, we identified errors in our previously issued financial statements related to our historical computation of currency remeasurement of our foreign operations in Turkey, which was designated as a highly inflationary economy beginning April 1, 2022. Upon that designation, the operations and balance sheet in that country should be remeasured into our parent company reporting currency, with remeasurement gains and losses recognized in earnings to reflect the impact of currency translation on our financial results. Our computation did not reflect the full inflationary impact. The identified errors impacted our previously issued 2022, 2023 and 2024 annual and interim financial statements. The impact of the errors on the previously issued consolidated statements of operations and comprehensive income for the quarter ended March 31, 2025 were de minimis. There were no impacts on previously reported cash flows from operating, investing and financing activities in any prior periods.
We evaluated the errors in accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 and determined that the related impacts were not material in any previously issued annual or interim financial statements. We revised the prior period amounts presented in these financial statements to correct the errors. The applicable notes to the accompanying financial statements have also been corrected to reflect the impact of the revisions of the previously filed consolidated interim financial statements. A summary of the revisions to the previously issued financial information is included in Note to the Consolidated Financial Statements No.16, Revision of Previously Issued Financial Statements.
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

Assets and Liabilities Held for Sale
Assets and liabilities are classified as held for sale when management approves and commits to a formal plan to actively market the assets for sale at a price reasonable in relation to their estimated fair value, the assets are available for immediate sale in their present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the assets is probable and expected to be completed within one year, and it is unlikely that significant changes will be made to the plan. When all of these criteria have been met, the assets and liabilities are classified as held for sale in the balance sheet. Assets classified as held for sale are reported at the lower of their carrying value or fair value less costs to sell. Depreciation of assets ceases upon designation as held for sale. At June 30, 2025, Assets Held for Sale of $544 million, $455 million of which related to the sale of our Chemical business and $89 million of which related to the sale of the Dunlop brand, and Other Current Liabilities classified as held for sale of $171 million related to the sale of our Chemical business, were included in the Consolidated Balance Sheets. At December 31, 2024, assets classified as held for sale of $466 million and liabilities classified as held for sale of $51 million related to the sale of our off-the-road ("OTR") tire business were included within Assets Held for Sale and Other Current Liabilities, respectively, in the Consolidated Balance Sheets. Refer to Note to the Consolidated Financial Statements No. 2, Divestitures, for additional information.
Restricted Cash
The following table provides a reconciliation of Cash, Cash Equivalents and Restricted Cash as reported within the Consolidated Statements of Cash Flows:

	June 30,
(In millions)	2025	2024
Cash and Cash Equivalents	$785	$789
Restricted Cash	117	63
Total Cash, Cash Equivalents and Restricted Cash	$902	$852

Restricted Cash primarily represents amounts required to be set aside for accounts receivable factoring programs. The restrictions lapse when cash from factored accounts receivable is remitted to the purchaser of those receivables. Restricted cash at June 30, 2025 also includes amounts collected in connection with ongoing agreements related to the sale of our OTR tire business. At both June 30, 2025 and 2024, restricted cash was recorded in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets.
Reclassifications and Adjustments
Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.
NOTE 2. DIVESTITURES
Net gains on asset sales were $439 million and $96 million for the three months ended June 30, 2025 and 2024, respectively. Net gains on asset sales were $701 million and $94 million for the six months ended June 30, 2025 and 2024, respectively. None of our divestitures meet the criteria for presentation as discontinued operations as they do not represent a strategic shift that will have a major effect on our operations or financial results.
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
As a result of the transaction, considering the receipt of the purchase price of $905 million, subject to certain adjustments set forth in the OTR Purchase Agreement, amounts allocated to deferred income related to the trademark license agreement of $90 million, amounts allocated to deferred revenue related to the product supply agreement of $95 million, and transaction costs of $26 million, and based upon the net assets of the OTR tire business of $434 million, we recorded an estimated pre-tax gain of $260 million during the first quarter of 2025. We estimated the fair value of the deferred income related to the trademark license agreement using the relief-from-royalty method, with the most critical assumptions based on projected revenue, royalty rate and discount rate. We estimated the fair value of the deferred revenue related to the product supply agreement using a cost-plus-margin approach, with the most critical assumption based on projected cost of goods sold. The pre-tax income from the assets sold included within the Consolidated Statements of Operations was $23 million for the three months ended June 30, 2024 and $35 million for the six months ended June 30, 2024. These amounts exclude any ongoing obligations related to the product supply agreement and transition services agreement, as well as any amortization of deferred revenue or income.
On May 7, 2025, we completed the sale of our rights to the Dunlop brand in Europe, North America and Oceania for consumer, commercial and other specialty tires, together with certain associated intellectual property and other intangible assets, for a purchase price of $526 million to Sumitomo Rubber Industries, Ltd. ("SRI") pursuant to the terms of the Purchase Agreement, dated as of January 7, 2025 (as amended, the "Dunlop Purchase Agreement"). SRI also paid us an up-front transition support fee of $105 million for our support in transitioning the Dunlop brand, related intellectual property and Dunlop customers to SRI. SRI also acquired our existing Dunlop tire inventory for approximately $104 million. We also entered into a number of ancillary agreements, including (a) a transition license agreement, pursuant to which we will continue to manufacture, sell and distribute Dunlop-branded consumer tires in Europe from the closing of the transaction until December 31, 2025, and during which we will pay SRI a royalty on such Dunlop sales; (b) a transition offtake agreement, pursuant to which we will sell to SRI certain Dunlop-branded consumer tire products for a period of up to five years, commencing after termination or expiration of the transition license agreement; and (c) we will license back the Dunlop brand from SRI for commercial tires in Europe on a long-term basis, subject to a royalty on sales.
As a result of the transaction, we received gross proceeds of $735 million at closing for the Dunlop brand, related intellectual property and other intangible assets, the transition support fee and the tire inventory. We allocated $105 million of those proceeds related to the up-front transition support fee to deferred income, which will be recognized over the combined lives of the transition license and transition offtake agreements. We also allocated $86 million of those proceeds to deferred income for tire inventory in Europe that will not transfer ownership until the termination of the transition license agreement. We recognized an estimated pre-tax gain of $385 million based on the net assets sold of $133 million during the second quarter of 2025, net of transaction costs of $26 million.
On May 22, 2025, we entered into an Asset Purchase Agreement (the “Chemical Purchase Agreement”) with G-3 Chickadee Purchaser, LLC, a Delaware limited liability company (the “Purchaser”). Pursuant to the Chemical Purchase Agreement and upon the terms and subject to the conditions set forth therein, we have agreed to sell to the Purchaser, and the Purchaser has agreed to acquire from us, the polymer chemicals business of the Company (the “Chemical Business”) for a purchase price of approximately $650 million in cash, subject to certain adjustments. The assets to be acquired, and the liabilities to be assumed, by the Purchaser are generally those primarily related to the Chemical Business, including our chemical plants in Houston, Texas and Beaumont, Texas and a research and development facility in Akron, Ohio. The closing of the transaction is subject to the satisfaction of customary closing conditions. The Chemical Purchase Agreement contains customary termination rights, including if the closing of the transaction has not occurred on or prior to November 22, 2025, subject to certain limitations.
The Chemical Purchase Agreement also contemplates that, at the closing date, we will enter into a number of ancillary agreements with the Purchaser (or their respective affiliates). These agreements include, among others: (a) a master supply agreement, pursuant to which the Purchaser will, or will cause its affiliates to, supply to us certain polymer chemical products for a period of fifteen (15) years after the closing, (b) a transition services agreement, pursuant to which we will provide certain transition services to the Purchaser for the Chemical Business for a period of up to eighteen (18) months from the closing, and (c) a patent and know-how license agreement, pursuant to which the Purchaser will license back to us certain intellectual property related to the Chemical Business for use in connection with certain retained businesses.
Net gains on asset sales for the three and six months ended June 30, 2025 also include a $55 million ($26 million after-tax and minority) gain related to the sale of property in Asia Pacific. Net gains on asset sales for the three and six months ended June 30, 2024 also include an $80 million gain related to the sale of a distribution center in Europe, Middle East and Africa ("EMEA").

NOTE 3. NET SALES
The following tables show disaggregated net sales from contracts with customers by major source:

	Three Months Ended June 30, 2025
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Tire unit sales	$2,132	$1,120	$434	$3,686
Other tire and related sales	199	181	25	405
Retail services and service related sales	196	43	—	239
Chemical sales	126	—	—	126
Other	9	—	—	9
Net Sales by reportable segment	$2,662	$1,344	$459	$4,465

	Three Months Ended June 30, 2024
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Tire unit sales	$2,175	$1,093	$566	$3,834
Other tire and related sales	196	150	23	369
Retail services and service related sales	187	36	3	226
Chemical sales	134	—	—	134
Other	5	—	2	7
Net Sales by reportable segment	$2,697	$1,279	$594	$4,570

	Six Months Ended June 30, 2025
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Tire unit sales	$4,140	$2,236	$885	$7,261
Other tire and related sales	374	305	46	725
Retail services and service related sales	377	80	—	457
Chemical sales	259	—	—	259
Other	14	—	2	16
Net Sales by reportable segment	$5,164	$2,621	$933	$8,718

	Six Months Ended June 30, 2024
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Tire unit sales	$4,297	$2,279	$1,140	$7,716
Other tire and related sales	379	282	41	702
Retail services and service related sales	356	65	12	433
Chemical sales	244	—	—	244
Other	9	—	3	12
Net Sales by reportable segment	$5,285	$2,626	$1,196	$9,107
Tire unit sales consist of consumer, commercial, farm and OTR tire sales, including the sale of new Company-branded tires through Company-owned retail channels. OTR tire sales in 2025 primarily consist of tires sold to Yokohama pursuant to our product supply agreement. Other tire and related sales consist of aviation, race and motorcycle tire sales, retread sales and other tire related sales. Sales of tires in this category are not included in reported tire unit information. Retail services and service related sales consist of automotive services performed for customers through our Company-owned retail channels, and includes service related products. Chemical sales relate to the sale of synthetic rubber and other chemicals to third parties, and exclude intercompany sales. Other sales include items such as franchise fees and ancillary tire parts.

When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue included in Other Current Liabilities in the Consolidated Balance Sheets totaled $32 million and $13 million at June 30, 2025 and December 31, 2024, respectively. Deferred revenue included in Other Long Term Liabilities in the Consolidated Balance Sheets totaled $87 million and $6 million at June 30, 2025 and December 31, 2024, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met. Revenue deferred during the three and six months ended June 30, 2025 primarily relates to the product supply agreement we entered into in connection with the sale of our OTR tire business.
The following table presents the balance of deferred revenue related to contracts with customers, and changes during the six months ended June 30, 2025:

(In millions)
Balance at December 31, 2024	$19
Revenue deferred during period	188
Revenue recognized during period	(90)
Impact of foreign currency translation	2
Balance at June 30, 2025	$119
NOTE 4. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS
In order to improve our global competitiveness and as part of our execution of the Goodyear Forward transformation plan ("Goodyear Forward"), we have implemented, and are implementing, rationalization actions to reduce high-cost and excess manufacturing capacity and operating and administrative costs.
The following table presents a roll-forward of the liability balance between periods:

(In millions)	Associate- Related Costs	Other Costs	Total
Balance at December 31, 2024	$396	$1	$397
2025 Charges(1)	111	34	145
Incurred, net of foreign currency translation of $38 million and $0 million, respectively	(132)	(34)	(166)
Reversed to the Statement of Operations	(9)	—	(9)
Balance at June 30, 2025	$366	$1	$367
(1) Charges of $145 million exclude $4 million of benefit plan termination benefit charges recorded in Rationalizations in the Statement of Operations
During the second quarter of 2025, we approved a proposed plan to close our manufacturing facility in Kariega, South Africa in the EMEA business unit. The plan includes approximately 900 job reductions, including associates and contracted positions, and is expected to be substantially complete by the end of 2025. The total charges associated with this action are expected to be between $100 million and $110 million, of which $45 million to $55 million are expected to be cash charges primarily for associate-related and other exit costs and the remaining costs are expected to be non-cash charges primarily for accelerated depreciation and other asset-related charges. The rationalization plan remains subject to consultation with employee representative bodies. We have accrued approximately $26 million for this plan at June 30, 2025.
During the first quarter of 2025, we approved a rationalization plan to eliminate our production of commercial tires in our Danville, Virginia tire manufacturing facility ("Danville") in order to reduce our production cost per tire in Americas. The plan includes approximately 850 job reductions, including associates and contracted positions. We expect to substantially complete this rationalization plan by the end of 2025. Total pre-tax charges are expected to be between $130 million and $140 million, of which $80 million to $90 million is expected to be cash charges primarily for associate-related and other exit costs and the remaining costs are expected to be non-cash charges primarily for accelerated depreciation, pension termination benefit charges and other asset-related charges. We have approximately $23 million accrued for this plan at June 30, 2025.
During the first quarter of 2025, we approved a plan to reduce Selling, Administrative and General expenses (“SAG”) headcount in Americas and Corporate. The proposed plan includes approximately 80 net headcount reductions. Total estimated pre-tax charges are expected to be approximately $6 million. We have accrued approximately $2 million for this plan at June 30, 2025.
The remainder of the accrual balance at June 30, 2025 includes $219 million related to the closures of our Fulda, Germany ("Fulda") and our Fürstenwalde, Germany ("Fürstenwalde") tire manufacturing facilities, $56 million related to a rationalization and workforce reorganization plan in EMEA, which reflects $7 million of reversals due to voluntary attrition, $7 million related to the plan to open a shared service center in Costa Rica and to exit certain Commercial Tire and Service Center ("CTSC") locations, $5 million related to the closed Amiens, France tire manufacturing facility, $4 million related to a global workforce reorganization plan to improve our cost structure, $3 million related to plans to reduce SAG headcount, $2 million related to the closure of Cooper Tire's Melksham, United Kingdom tire manufacturing facility ("Melksham"), and various other plans to reduce headcount and improve operating efficiency.
At June 30, 2025 and December 31, 2024, $291 million and $296 million were recorded in Other Current Liabilities in the Consolidated Balance Sheets, respectively.
The following table shows net rationalization charges included in Income (Loss) before Income Taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Current Year Plans
Associate Severance and Other Related Costs	$32	$13	$89	$23
Benefit Plan Curtailments/Settlements/Termination Benefits	—	—	4	—
Other Exit Costs	2	1	6	1
Current Year Plans - Net Charges	$34	$14	$99	$24

Prior Year Plans
Associate Severance and Other Related Costs	$10	$(9)	$13	$(8)
Other Exit Costs	15	14	28	25
Prior Year Plans - Net Charges	$25	$5	$41	$17
Total Net Charges	$59	$19	$140	$41
Asset write-offs (recoveries), accelerated depreciation, and accelerated lease costs, net	$41	$43	$87	$94
Substantially all of the new charges for the three and six months ended June 30, 2025 and 2024 relate to future cash outflows. Net current year plan charges for the three months ended June 30, 2025 primarily relate to the plans approved during the first and second quarter of 2025 described above. Net current year plan charges for the six months ended June 30, 2025 also include a $4 million termination benefits charge for one of our defined benefit pension plans related to headcount reductions at Danville. Net current year plan charges for the three months ended June 30, 2024 primarily relate to the plan to open a new shared service center in Costa Rica. Net current year plan charges for the six months ended June 30, 2024 also include the closure of our tire manufacturing facility in Malaysia.
Net prior year plan charges for the three months ended June 30, 2025 include $15 million related to the closures of Fulda and Fürstenwalde, $5 million related to the rationalization and workforce reorganization plan in EMEA, $2 million related to the closure of Melksham, $2 million related to plans to reduce SAG headcount, $1 million related to our closure of certain retail and warehouse locations in Americas, and reversals of $3 million primarily related to voluntary attrition. Net prior year plan charges for the six months ended June 30, 2025 include $30 million related to the closures of Fulda and Fürstenwalde, $7 million related to the rationalization and workforce reorganization plan in EMEA, $3 million related to the closure of Melksham, $3 million related to plans to reduce SAG headcount, $2 million related to our closure of certain retail and warehouse locations in Americas, and reversals of $9 million primarily related to voluntary attrition. Net prior year plan charges for the three months ended June 30, 2024 include $6 million related to the closures of Fulda and Fürstenwalde, $3 million related to the closure of Melksham, $2 million related to a plan to improve profitability in Australia and New Zealand, $2 million related to a plan to streamline our EMEA distribution network, $1 million related to our closure of certain retail and warehouse locations in Americas, $1 million related to plans to reduce SAG headcount, and reversals of $12 million primarily related to voluntary attrition. Net prior year plan charges for the six months ended June 30, 2024 include $8 million related to the closures of Fulda and Fürstenwalde, $7 million related to the closure of Melksham, $3 million related to the plan in Australia and New Zealand, $3 million related to the permanent closure of our Gadsden, Alabama tire manufacturing facility, $2 million related to the plan to streamline our EMEA distribution network, $2 million related to the closure of certain retail and warehouse locations in Americas, $1 million related to plans to reduce SAG headcount, and reversals of $13 million related to voluntary attrition.
Asset write-offs (recoveries), accelerated depreciation, and accelerated lease costs for both the three and six months ended June 30, 2025 primarily relate to the announced closures of Fulda and Fürstenwalde, the plan to reduce our production capacity at Danville, and the proposed plan to close our manufacturing facility in South Africa.

Asset write-offs (recoveries), accelerated depreciation, and accelerated lease costs for both the three and six months ended June 30, 2024 primarily relate to the announced closures of our Fulda, Fürstenwalde and Malaysia tire manufacturing facilities, as well as the closure of a development center and warehouse in the U.S.
Ongoing rationalization plans had approximately $1,050 million in charges incurred prior to 2025 and have approximately $200 million in expected charges to be incurred in future periods.
Approximately 1,800 associates will be released under plans initiated in 2025, of which approximately 750 were released through June 30, 2025. In the first six months of 2025, approximately 700 associates were released under plans initiated in prior years. Approximately 2,700 associates remain to be released under all ongoing rationalization plans.
NOTE 5. OTHER (INCOME) EXPENSE

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Non-service related pension and other postretirement benefits cost	$23	$27	$49	$50
Financing fees and financial instruments expense	16	16	31	31
Net foreign currency exchange (gains) losses	10	(2)	6	4
Interest income	(8)	(12)	(18)	(27)
General and product liability expense - discontinued products	1	2	3	4
Royalty and other (income)	(15)	(6)	(26)	(11)
Miscellaneous expense	4	1	11	8
	$31	$26	$56	$59
Non-service related pension and other postretirement benefits cost consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost, as well as curtailments and settlements which are not related to rationalization plans. Pension expense for the six months ended June 30, 2025 includes a pension settlement charge of $4 million resulting from total lump sum payments exceeding annual service and interest cost of the applicable plan. Pension expense for the six months ended June 30, 2024 includes a pension settlement credit of $5 million related to a premium refund on the purchase of a group annuity contract for the Cooper Tire U.S. salaried defined benefit pension plan in 2023. For further information, refer to Note to the Consolidated Financial Statements No. 11, Pension, Savings and Other Postretirement Benefit Plans.
Net foreign currency exchange (gains) losses for the three and six months ended June 30, 2025 includes an $11 million loss and a $13 million loss, respectively, related to the Turkish lira and a $2 million loss and a $4 million gain, respectively, related to the euro. Net foreign currency exchange (gains) losses for the three months ended June 30, 2024 includes a $1 million loss related to the Turkish lira and a $2 million gain related to the euro. Net foreign currency exchange (gains) losses for the six months ended June 30, 2024 includes a $4 million loss related to the Turkish lira.
Royalty and other income for the three and six months ended June 30, 2025 includes $8 million and $14 million, respectively, primarily related to royalty income, and $7 million and $12 million, respectively, related to OTR transition license agreement royalty income and transition services income related to the sales of the OTR tire business and the Dunlop brand. Royalty and other income for the three and six months ended June 30, 2024 is primarily related to royalty income.
Miscellaneous expense for the three and six months ended June 30, 2025 includes transaction costs of $2 million and $6 million, respectively, primarily related to the sale of the Chemical Business. Miscellaneous expense for the six months ended June 30, 2024 includes an $8 million loss related to the sale of receivables in Argentina.
Other (Income) Expense also includes financing fees and financial instruments expense, which consists of commitment fees and charges incurred in connection with financing transactions; interest income; and general and product liability expense - discontinued products, which consists of charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries.
NOTE 6. INCOME TAXES
For the second quarter of 2025, we recorded income tax expense of $24 million on income before income taxes of $305 million. For the first six months of 2025, we recorded income tax expense of $37 million on income before income taxes of $436 million. Income tax expense for the three and six months ended June 30, 2025 includes net discrete tax benefits of $4 million and $5 million, respectively.

For the second quarter of 2024, we recorded income tax expense of $60 million on income before income taxes of $133 million. For the first six months of 2024, we recorded income tax expense of $66 million on income before income taxes of $69 million. Income tax expense for the six months ended June 30, 2024 includes a net discrete tax benefit of $1 million.
We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for the three and six months ended June 30, 2025 is favorably impacted by gains recognized as a result of the sales of the OTR tire business and the Dunlop brand, which included certain associated intellectual property and other intangible assets, in jurisdictions where no taxes are recorded, net of losses in foreign jurisdictions in which no tax benefits are recorded, and the discrete items noted above. The difference between our effective tax rate and the U.S. statutory rate of 21% for the three and six months ended June 30, 2024 primarily relates to losses in foreign jurisdictions in which no tax benefits are recorded and the discrete items noted above.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of tax treatment for certain business provisions. We do not expect a material impact from OBBBA on our 2025 operating tax rates. We will continue to assess the impact on us as regulations develop in the future.
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
At June 30, 2025 and December 31, 2024, we had approximately $1.4 billion and $1.3 billion, respectively, of U.S. federal, state and local net deferred tax assets, inclusive of valuation allowances totaling $36 million and $26 million, respectively, primarily for state tax loss carryforwards with limited lives. As of June 30, 2025, approximately $1.2 billion of these U.S. net deferred tax assets had unlimited lives and approximately $200 million had limited lives, and the majority do not start to expire until 2030. As of December 31, 2024, approximately $1.1 billion of these U.S. net deferred tax assets had unlimited lives and approximately $200 million had limited lives, including $24 million of foreign tax credits, and the majority do not start to expire until 2030. In the U.S., we have a cumulative loss for the three-year period ended June 30, 2025 primarily driven by non-recurring items such as rationalization charges, pension curtailments and settlements, one-time costs associated with the Goodyear Forward plan, and intangible asset impairments.
In assessing our ability to utilize our net deferred tax assets, we primarily considered objectively verifiable information including the reduction in interest expense from debt repayment as a result of the sales of the OTR tire business and the Dunlop brand, which included certain associated intellectual property and other intangible assets, and future royalty income from foreign subsidiaries. In addition, we considered our current forecasts of future profitability in assessing our ability to realize our deferred tax assets as well as the impact of tax planning strategies. These forecasts include the impact of recent trends and various macroeconomic factors such as the impact of raw material, transportation, tariff, labor and energy costs on our profitability. Our tax planning strategies include accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, reducing U.S. interest expense by, for example, repaying U.S. third-party debt and reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, repatriation of certain foreign royalty income, and other financing transactions, all of which would increase our domestic profitability.
We believe our forecasts of future profitability, including a reduction in interest expense from debt repayment as a result of the sales of the OTR tire business and the Dunlop brand, which included certain associated intellectual property and other intangible assets, provide us sufficient positive evidence to conclude that it is more likely than not that, at June 30, 2025, our U.S. net deferred tax assets will be fully utilized. However, macroeconomic factors such as raw material, transportation, tariff, labor and energy costs possess a high degree of volatility and can significantly impact our profitability. Our U.S. operating results for the quarter ended June 30, 2025 declined relative to prior periods. If our U.S. operating results continue to decline in the future, we may need to record a valuation allowance which could adversely impact our operating results. As such, we will closely monitor our U.S. operations and any tax law changes to assess the realizability of our U.S. deferred tax assets.
At June 30, 2025 and December 31, 2024, we also had approximately $1.5 billion of foreign net deferred tax assets and related valuation allowances of approximately $1.3 billion and $1.2 billion, respectively. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of approximately $1.0 billion on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances on our foreign deferred tax assets having a significant impact on our financial position or results of operations will exist within the next twelve months.
For the six months ended June 30, 2025, changes to our unrecognized tax benefits did not, and for the full year of 2025 are not expected to, have a significant impact on our financial position or results of operations.
We are open to examination in the United States from 2021 onward and in Germany from 2018 onward. Generally, for our remaining tax jurisdictions, years from 2020 onward are still open to examination.
Following an audit by the Internal Revenue Service ("IRS"), we received a Notice of Proposed Adjustment ("NOPA") during the second quarter of 2025 related to an intercompany sale of certain intellectual property in 2021. The IRS proposes to disallow income recognition totaling $1.5 billion associated with this transaction. The federal tax charge related to that income recognition was fully offset by the utilization of $315 million of then-existing deferred tax assets, including tax loss carryforwards and foreign tax credits.
We disagree with the IRS’s position as stated in the NOPA and plan to challenge the proposed adjustments through the established IRS administrative procedures. Based on the information currently available, we believe that it is more likely than not that our tax position will be sustained upon review; therefore, no changes have been made to our reserve for uncertain tax positions relating to the NOPA. The ultimate resolution of this matter is uncertain, and if the income recognition associated with the transaction is disallowed, we will not be able to use a portion of the deferred tax assets that we utilized to offset the related federal taxes and our operating results could be adversely impacted.
NOTE 7. EARNINGS PER SHARE
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are calculated to reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock.
Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Earnings per share — basic:
Goodyear net income	$254	$79	$369	$10
Weighted average shares outstanding	287	287	287	286
Earnings per common share — basic	$0.88	$0.28	$1.28	$0.04

Earnings per share — diluted:
Goodyear net income	$254	$79	$369	$10
Weighted average shares outstanding	287	287	287	286
Dilutive effect of stock options and other dilutive securities	3	1	3	2
Weighted average shares outstanding — diluted	290	288	290	288
Earnings per common share — diluted	$0.87	$0.28	$1.27	$0.04
Weighted average shares outstanding — diluted for the three and six months ended June 30, 2025 excludes approximately 1 million equivalent shares and 3 million equivalent shares, respectively, and, for both the three and six months ended June 30, 2024, excludes approximately 1 million equivalent shares related to options with exercise prices greater than the average market price of our common shares (i.e., "underwater" options).

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
The following tables present segment sales, significant segment expenses and operating income, and the reconciliation of segment operating income to Income before Income Taxes:

	Three Months Ended June 30, 2025
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Net Sales	$2,662	$1,344	$459	$4,465
Less:
Cost of Goods Sold	2,166	1,153	350	3,669
Selling, Administrative and General Expense	362	221	69	652
Other (income)(1)	(7)	(5)	(3)	(15)
Segment Operating Income (Loss)	$141	$(25)	$43	$159
Less:
Rationalizations (Note 4)				59
Interest expense				112
Other (income) expense (Note 5)				31
Net (gains) losses on asset sales				(439)
Asset write-offs, accelerated depreciation and accelerated lease costs, net (Note 4)				41
Corporate incentive compensation plans				20
Retained expenses of divested operations				1
Other(2)				29
Income before Income Taxes				$305
(1) Primarily represents OTR transition license agreement royalty income, in addition to transition services income related to the sales of the OTR tire business and the Dunlop brand.
(2) Primarily represents unallocated corporate costs and the elimination of royalty and other income attributable to the strategic business units (“SBUs”).

	Three Months Ended June 30, 2024
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Net Sales	$2,697	$1,279	$594	$4,570
Less:
Cost of Goods Sold	2,120	1,024	451	3,595
Selling, Administrative and General Expense	340	226	81	647
Other (income)(1)	(4)	(1)	(1)	(6)
Segment Operating Income	$241	$30	$63	$334
Less:
Rationalizations (Note 4)				19
Interest expense				130
Other (income) expense (Note 5)				26
Net (gains) losses on asset sales				(96)
Asset write-offs, accelerated depreciation and accelerated lease costs, net (Note 4)				43
Corporate incentive compensation plans				15
Retained expenses of divested operations				3
Other(2)				61
Income before Income Taxes				$133
(1) Primarily represents royalty income attributable to the SBUs.
(2) Primarily represents unallocated corporate costs and the elimination of royalty income attributable to the SBUs. Other also includes $40 million of costs related to the Goodyear Forward plan, primarily related to third-party consulting fees.

	Six Months Ended June 30, 2025
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Net Sales	$5,164	$2,621	$933	$8,718
Less:
Cost of Goods Sold	4,189	2,235	718	7,142
Selling, Administrative and General Expense	693	424	131	1,248
Other (income)(1)	(14)	(8)	(4)	(26)
Segment Operating Income (Loss)	$296	$(30)	$88	$354
Less:
Rationalizations (Note 4)				140
Interest expense				227
Other (income) expense (Note 5)				56
Net (gains) losses on asset sales				(701)
Asset write-offs, accelerated depreciation and accelerated lease costs, net (Note 4)				87
Corporate incentive compensation plans				36
Retained expenses of divested operations				3
Other(2)				70
Income before Income Taxes				$436
(1) Primarily represents OTR transition license agreement royalty income, in addition to transition services income related to the sales of the OTR tire business and the Dunlop brand.
(2) Primarily represents unallocated corporate costs and the elimination of royalty and other income attributable to the SBUs.

	Six Months Ended June 30, 2024
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Net Sales	$5,285	$2,626	$1,196	$9,107
Less:
Cost of Goods Sold	4,196	2,166	914	7,276
Selling, Administrative and General Expense	677	431	160	1,268
Other (income)(1)	(8)	(2)	(1)	(11)
Segment Operating Income	$420	$31	$123	$574
Less:
Rationalizations (Note 4)				41
Interest expense				256
Other (income) expense (Note 5)				59
Net (gains) losses on asset sales				(94)
Asset write-offs, accelerated depreciation and accelerated lease costs, net (Note 4)				94
Corporate incentive compensation plans				36
Retained expenses of divested operations				8
Other(2)				105
Income before Income Taxes				$69
(1) Primarily represents royalty income attributable to the SBUs.
(2) Primarily represents unallocated corporate costs and the elimination of royalty income attributable to the SBUs. Other also includes $67 million of costs related to the Goodyear Forward plan, primarily related to third-party consulting fees.

The following table presents segment assets at:

(In millions)	June 30, 2025	December 31, 2024
Assets
Americas	$12,152	$11,406
Europe, Middle East and Africa	5,370	4,514
Asia Pacific	2,335	2,610
Total Segment Assets	$19,857	$18,530
Corporate(1)	2,402	2,391
	$22,259	$20,921

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Net Sales
United States	$2,234	$2,196	$4,286	$4,287
International	2,231	2,374	4,432	4,820
	$4,465	$4,570	$8,718	$9,107
(In millions)			June 30, 2025	December 31, 2024
Long-Lived Assets
United States			$3,585	$3,688
China			653	676
Other international			3,764	3,718
			$8,002	$8,082

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Rationalizations
Americas	$10	$11	$72	$15
Europe, Middle East and Africa	43	3	55	10
Asia Pacific	—	2	1	13
Total Segment Rationalizations	$53	$16	$128	$38
Corporate	6	3	12	3
	$59	$19	$140	$41

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Net (Gains) Losses on Asset Sales
Americas	$—	$(14)	$(1)	$(14)
Europe, Middle East and Africa	1	(82)	—	(80)
Asia Pacific	(55)	—	(55)	—
Total Segment (Gains) Losses on Asset Sales	$(54)	$(96)	$(56)	$(94)
Corporate	(385)	—	(645)	—
	$(439)	$(96)	$(701)	$(94)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Asset Write-Offs, Accelerated Depreciation, and Accelerated Lease Costs, net
Americas	$14	$2	$42	$10
Europe, Middle East and Africa	26	17	42	33
Asia Pacific	1	24	3	31
Total Segment Asset Write-Offs, Accelerated Depreciation, and Accelerated Lease Costs, net	$41	$43	$87	$74
Corporate	—	—	—	20
	$41	$43	$87	$94
The following tables present segment capital expenditures and depreciation and amortization:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Capital Expenditures
Americas	$151	$201	$327	$409
Europe, Middle East and Africa	33	76	92	147
Asia Pacific	23	28	44	60
Total Segment Capital Expenditures	$207	$305	$463	$616
Corporate	—	11	3	18
	$207	$316	$466	$634

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Depreciation and Amortization
Americas	$153	$139	$316	$302
Europe, Middle East and Africa	82	68	149	138
Asia Pacific	29	45	60	85
Total Segment Depreciation and Amortization	$264	$252	$525	$525
Corporate	10	10	19	21
	$274	$262	$544	$546

The following table presents segment equity in the net (income) loss of investees accounted for by the equity method:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Equity in (Income) Loss
Americas	$8	$8	$26	$19
Europe, Middle East and Africa	(1)	(1)	(1)	(1)
Asia Pacific	(4)	(2)	(7)	(4)
Total Segment Equity in (Income) Loss	$3	$5	$18	$14
NOTE 9. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
At June 30, 2025, we had total credit arrangements of $10,920 million, of which $3,158 million were unused. At that date, approximately 30% of our debt was at variable interest rates averaging 6.42%.
Notes Payable and Overdrafts, Long Term Debt and Finance Leases due Within One Year and Short Term Financing Arrangements
At June 30, 2025, we had short term committed and uncommitted credit arrangements totaling $781 million, of which $250 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.
The following table presents amounts due within one year:

(In millions)	June 30, 2025	December 31, 2024
Chinese credit facilities	$60	$66
Other foreign and domestic debt	439	492
Notes Payable and Overdrafts	$499	$558
Weighted average interest rate	7.73%	8.00%

Chinese credit facilities	$56	$81
9.5% Notes due 2025	—	500
5% Notes due 2026	500	—
Other foreign and domestic debt (including finance leases)	222	251
Long Term Debt and Finance Leases due Within One Year	$778	$832
Weighted average interest rate	5.57%	8.46%
Total obligations due within one year	$1,277	$1,390
Long Term Debt and Finance Leases and Financing Arrangements
At June 30, 2025, we had long term credit arrangements totaling $10,139 million, of which $2,908 million were unused.

The following table presents long term debt and finance leases, net of unamortized discounts, and interest rates:

	June 30, 2025		December 31, 2024
(In millions)	Amount	Interest Rate	Amount	Interest Rate
Notes:
9.5% due 2025	$—		$500
5% due 2026	500		900
4.875% due 2027	700		700
7.625% due 2027	123		124
7% due 2028	150		150
2.75% Euro Notes due 2028	469		416
5% due 2029	850		850
6.625% due 2030	500		—
5.25% due April 2031	550		550
5.25% due July 2031	600		600
5.625% due 2033	450		450
Credit Facilities:
First lien revolving credit facility due 2030	1,210	5.61%	700	5.86%
European revolving credit facility due 2028	140	3.43%	—	—
Pan-European accounts receivable facility	200	3.91%	227	4.83%
Mexican credit facility	—	6.37%	200	7.36%
Chinese credit facilities	171	2.46%	147	2.50%
Other foreign and domestic debt(1)	490	8.18%	480	7.39%
	7,103		6,994
Unamortized deferred financing fees	(31)		(31)
	7,072		6,963
Finance lease obligations(2)	265		261
	7,337		7,224
Less portion due within one year	(778)		(832)
	$6,559		$6,392

(1)Interest rates are weighted average interest rates primarily related to various foreign credit facilities with customary terms and conditions.
(2)Includes $1 million of non-cash financing additions during the six months ended June 30, 2025, and $2 million of non-cash financing additions during the twelve months ended December 31, 2024.

NOTES
At June 30, 2025, we had $4,892 million of outstanding notes, compared to $5,240 million at December 31, 2024.
$500 million 6.625% Senior Notes due 2030
On June 3, 2025, we issued $500 million in aggregate principal amount of 6.625% senior notes due 2030. These notes were sold at 100% of the principal amount and will mature on July 15, 2030. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. first lien revolving credit facility described below.
We have the option to redeem these notes, in whole or in part, at any time on or after July 15, 2027 at a redemption price of 103.313%, 101.656% and 100% during the 12-month periods commencing on July 15, 2027, 2028 and 2029 and thereafter, respectively, plus accrued and unpaid interest to the redemption date. Prior to July 15, 2027, we may redeem these notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the redemption date. In addition, prior to July 15, 2027, we may redeem up to 35% of the original aggregate principal amount of these notes from the net cash proceeds of certain equity offerings at a redemption price equal to 106.625% of the principal amount plus accrued and unpaid interest to the redemption date.

The terms of the indenture for these notes, among other things, limit our ability and the ability of certain of our subsidiaries to (i) incur certain liens, (ii) engage in sale and leaseback transactions, and (iii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications.
$900 million 5% Senior Notes due 2026
On June 30, 2025, we redeemed $400 million of our 5% senior notes due 2026 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest. On July 3, 2025, we redeemed the remaining $500 million of our 5% senior notes due 2026 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest. We used the net proceeds from the 6.625% senior notes described above, together with cash and cash equivalents, to redeem these notes.
CREDIT FACILITIES
$2.75 billion Amended and Restated First Lien Revolving Credit Facility due 2030
On May 19, 2025, we amended and restated our U.S. first lien revolving credit facility. The principal change to the facility was the extension of its maturity from June 8, 2026 to May, 19, 2030. The interest rate for loans under the facility remained at SOFR plus 125 basis points, based on our current liquidity as described below.
Our amended and restated first lien revolving credit facility is available in the form of loans or letters of credit. Up to $800 million in letters of credit and $50 million of swingline loans are available for issuance under the facility. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million.
Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under the facility and our subsidiaries' obligations under the related guarantees are secured by first priority security interests in a variety of collateral. Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the greater of 50% of the appraised value, if any, of our principal trademarks or $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion. As of June 30, 2025, our borrowing base, and therefore our availability, under this facility was $69 million below the facility's stated amount of $2.75 billion.
The facility has customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in our business or financial condition since December 31, 2024. The facility also has customary defaults, including a cross-default to material indebtedness of Goodyear and our subsidiaries.
If Available Cash (as defined in the facility) plus the average quarterly availability under the facility is greater than 25% of the total commitments under the facility, amounts drawn under the facility will bear interest, at our option, at (i) 125 basis points over SOFR or (ii) 25 basis points over an alternate base rate (the higher of (a) the prime rate, (b) the federal funds effective rate or the overnight bank funding rate plus 50 basis points or (c) SOFR plus 100 basis points). If Available Cash plus the average quarterly availability under the facility is equal to or less than 25% of the total commitments under the facility, then amounts drawn under the facility will bear interest, at our option, at (i) 150 basis points over SOFR or (ii) 50 basis points over an alternate base rate. Based on our current liquidity, amounts drawn under this facility bear interest at SOFR plus 125 basis points. Undrawn amounts under the facility are subject to an annual commitment fee of 25 basis points.
At June 30, 2025, we had $1,210 million of borrowings and $1 million of letters of credit issued under the revolving credit facility. At December 31, 2024, we had $700 million of borrowings and $1 million of letters of credit issued under the revolving credit facility.
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
At June 30, 2025, there were $140 million (€120 million) of borrowings outstanding under the all-borrower tranche, no borrowings outstanding under the German tranche, and no letters of credit outstanding under the European revolving credit facility. At December 31, 2024, we had no borrowings and no letters of credit outstanding under the European revolving credit facility.
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
At June 30, 2025, the amounts available and utilized under this program totaled $200 million (€170 million). At December 31, 2024, the amounts available and utilized under this program totaled $227 million (€218 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.
For a description of the collateral securing the credit facilities described above as well as the covenants applicable to them, refer to Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments, in our 2024 Form 10-K.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At June 30, 2025, the gross amount of receivables sold was $771 million, compared to $773 million at December 31, 2024.
Supplier Financing
We have entered into supplier finance programs with several financial institutions. Under these programs, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers. We agree to pay the financial institutions the stated amount of the confirmed invoices from the designated suppliers on the original due dates of the invoices. Invoice payment terms can be up to 120 days based on industry norms for the specific item purchased. We do not pay any fees to the financial institutions and we do not pledge any assets as security or provide other forms of guarantees for these programs. These programs allow our suppliers to sell their receivables to the financial institutions at the sole discretion of the suppliers and the financial institutions on terms that are negotiated among them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under these programs. The amounts available under these programs were $875 million and $775 million at June 30, 2025 and December 31, 2024, respectively. The amounts confirmed to the financial institutions were $692 million and $604 million at June 30, 2025 and December 31, 2024, respectively, and are included in Accounts Payable — Trade in our Consolidated Balance Sheets. All activity related to these obligations is presented within operating activities on the Consolidated Statements of Cash Flows.
Other Foreign Credit Facilities
A Mexican subsidiary and a U.S. subsidiary have a revolving credit facility in Mexico. At June 30, 2025, we have $200 million available and no borrowings outstanding under this facility. At December 31, 2024, the amounts available and utilized under this facility were $200 million. The facility matures on November 22, 2026, has covenants relating to the Mexican and U.S.

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
The following table presents the total amounts available and utilized under the Chinese financing arrangements:

(In millions)	June 30, 2025	December 31, 2024
Total available	$888	$817
Amounts utilized:
Notes Payable and Overdrafts	$60	$66
Long Term Debt due Within One Year	56	81
Long Term Debt	115	66
Letters of credit, bank acceptances and other utilization	150	104
Total utilized	$381	$317

Maturities	7/25-8/28	1/25-8/28
Certain of these facilities can only be used to finance the expansion of our manufacturing facilities in China and the unused amount available under these facilities was $31 million at both June 30, 2025 and December 31, 2024.
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
The following table presents the fair values for foreign currency hedge contracts that do not meet the criteria to be accounted for as cash flow hedging instruments:

(In millions)	June 30, 2025	December 31, 2024
Fair Values — Current asset (liability):
Accounts receivable	$5	$28
Other current liabilities	(55)	(3)
At June 30, 2025 and December 31, 2024, these outstanding foreign currency derivatives had notional amounts of $2,159 million and $1,779 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction losses on derivatives of $91 million and $106 million for the three and six months ended June 30, 2025. Other (Income) Expense included net transaction gains on derivatives of $10 million and $45 million for the three and six months ended June 30, 2024. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.
At June 30, 2025 and December 31, 2024, we did not have any open foreign currency hedge contracts that meet the criteria to be accounted for as cash flow hedging instruments.
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

The following table presents the classification of changes in fair values of foreign currency contracts that meet the criteria to be accounted for as cash flow hedging instruments (before tax and minority):

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Amount of gains (losses) deferred to Accumulated Other Comprehensive Loss ("AOCL")	$—	$—	$—	$—
Reclassification adjustment for amounts recognized in CGS	—	—	—	1
No net deferred losses at June 30, 2025 are expected to be reclassified to earnings within the next twelve months.
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
NOTE 10. FAIR VALUE MEASUREMENTS
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheets at June 30, 2025 and December 31, 2024:

	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2025	2024	2025	2024	2025	2024	2025	2024
Assets:
Investments	$16	$16	$16	$16	$—	$—	$—	$—
Foreign Exchange Contracts	5	28	—	—	5	28	—	—
Total Assets at Fair Value	$21	$44	$16	$16	$5	$28	$—	$—

Liabilities:
Foreign Exchange Contracts	$55	$3	$—	$—	$55	$3	$—	$—
Total Liabilities at Fair Value	$55	$3	$—	$—	$55	$3	$—	$—
The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding finance leases, at June 30, 2025 and December 31, 2024:

(In millions)	June 30, 2025	December 31, 2024
Fixed Rate Debt:(1)
Carrying amount — liability	$5,027	$5,367
Fair value — liability	4,933	5,076

Variable Rate Debt:(1)
Carrying amount — liability	$2,045	$1,600
Fair value — liability	2,013	1,590
(1)Excludes Notes Payable and Overdrafts of $499 million and $558 million at June 30, 2025 and December 31, 2024, respectively, of which $190 million and $241 million, respectively, are at fixed rates and $309 million and $317 million, respectively, are at variable rates. The carrying value of Notes Payable and Overdrafts approximates fair value due to the short term nature of the facilities.

Long term debt with fair values of $4,766 million and $4,921 million at June 30, 2025 and December 31, 2024, respectively, were estimated using quoted Level 1 market prices. The carrying value of the remaining debt was based upon internal estimates of fair value derived from market prices for similar debt.
NOTE 11. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide employees with defined benefit pension or defined contribution savings plans.
Defined benefit pension cost follows:

	U.S.		U.S.
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Service cost	$2	$2	$3	$4
Interest cost	40	43	81	87
Expected return on plan assets	(50)	(52)	(101)	(104)
Amortization of net losses	23	24	47	48
Net periodic pension cost	$15	$17	$30	$35
Net curtailments/settlements/termination benefits	—	—	8	(5)
Total defined benefit pension cost	$15	$17	$38	$30

	Non-U.S.		Non-U.S.
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Service cost	$4	$4	$8	$9
Interest cost	26	26	50	53
Expected return on plan assets	(24)	(22)	(46)	(45)
Amortization of prior service cost	1	1	1	1
Amortization of net losses	5	5	10	10
Net periodic pension cost	$12	$14	$23	$28
Net curtailments/settlements/termination benefits	—	—	1	—
Total defined benefit pension cost	$12	$14	$24	$28
Service cost is recorded in CGS or SAG. Other components of net periodic pension cost are recorded in Other (Income) Expense. Net curtailments, settlements and termination benefits, if any, are recorded in Other (Income) Expense or Rationalizations if related to a rationalization plan.
In the first six months of 2025, a pension settlement charge of $4 million was recorded in Other (Income) Expense. The settlement charge resulted from total lump sum payments exceeding annual service and interest cost of the applicable plan. In addition, pension termination benefits charges of $4 million and $1 million were recorded related to the exit of employees under an approved rationalization plan and the sale of the OTR tire business, respectively.
In the first six months of 2024, a pension settlement credit of $5 million was recorded in Other (Income) Expense. The settlement credit resulted from a premium refund related to the purchase of a group annuity contract for the Cooper Tire U.S. salaried defined benefit pension plan in 2023.
We also provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. There was no net other postretirement benefits expense for three and six months ended June 30, 2025. Other postretirement benefits expense for the three and six months ended June 30, 2024 was $2 million and $4 million, respectively.
We expect to contribute $25 million to $50 million to our funded non-U.S. pension plans in 2025. For the three and six months ended June 30, 2025, we contributed $7 million and $13 million, respectively, to our non-U.S. plans.
The expense recognized for our contributions to defined contribution savings plans for the three months ended June 30, 2025 and 2024 was $30 million and $33 million, respectively, and for the six months ended June 30, 2025 and 2024 was $62 million and $70 million, respectively.

NOTE 12. STOCK COMPENSATION PLANS
Our Board of Directors granted 1.9 million restricted stock units and 1.0 million performance share units during the six months ended June 30, 2025 under our stock compensation plans. We measure the fair value of grants of restricted stock units and performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $9.79 for restricted stock units and $9.31 for performance share units granted during the six months ended June 30, 2025.
We recognized stock-based compensation expense of $5 million and $11 million during the three and six months ended June 30, 2025, respectively. At June 30, 2025, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $27 million and is expected to be recognized over the remaining vesting period of the respective grants, through the second quarter of 2028. We recognized stock-based compensation expense of $6 million and $9 million during the three and six months ended June 30, 2024, respectively.
NOTE 13. COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
We have recorded liabilities totaling $77 million and $81 million at June 30, 2025 and December 31, 2024, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $22 million and $24 million were included in Other Current Liabilities at June 30, 2025 and December 31, 2024, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
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
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $158 million for anticipated costs related to workers’ compensation at both June 30, 2025 and December 31, 2024. Of these amounts, $29 million and $31 million were included in Other Current Liabilities as part of Compensation and Benefits at June 30, 2025 and December 31, 2024, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At June 30, 2025 and December 31, 2024, the liability was discounted using a risk-free rate of return. At June 30, 2025, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $25 million.
General and Product Liability and Other Litigation
We have recorded liabilities for both asserted and unasserted claims totaling $415 million and $406 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at June 30, 2025 and December 31, 2024, respectively. Of these amounts, $85 million and $60 million were included in Other Current Liabilities at June 30, 2025 and December 31, 2024, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at June 30, 2025, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.
We have recorded an indemnification asset within Accounts Receivable of $4 million and within Other Assets of $2 million for SRI's obligation to indemnify us for certain product liability claims related to products manufactured by a formerly consolidated joint venture entity, subject to certain caps and restrictions.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and federal courts. To date, we have disposed of approximately

164,100 claims by defending, obtaining the dismissal thereof, or entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $597 million through June 30, 2025 and $589 million through December 31, 2024.
A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by settlement or dismissal in large numbers, the amount and timing of filings, settlements and dismissals and the number of open claims during a particular period can fluctuate significantly.

(Dollars in millions)	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Pending claims, beginning of period	35,400	35,800
New claims filed	360	900
Claims settled/dismissed	(2,900)	(1,300)
Pending claims, end of period	32,860	35,400
Payments(1)	$7	$14
(1)Represents cash payments made during the period by us and our insurers for asbestos litigation defense and claim resolution.
We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $116 million and $115 million at June 30, 2025 and December 31, 2024, respectively. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future may result in an increase in the recorded obligation, and that increase could be significant.
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
We recorded an insurance receivable related to asbestos claims of $64 million and $63 million at June 30, 2025 and December 31, 2024, respectively. We expect that approximately 55% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $11 million was included in Current Assets as part of Accounts Receivable at both June 30, 2025 and December 31, 2024. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.
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
Following an audit by the IRS, we received a Notice of Proposed Adjustment ("NOPA") during the second quarter of 2025 related to an intercompany sale of certain intellectual property in 2021. The IRS proposes to disallow income recognition totaling $1.5 billion associated with this transaction. The federal tax charge related to that income recognition was fully offset by the utilization of $315 million of then-existing deferred tax assets, including tax loss carryforwards and foreign tax credits.
We disagree with the IRS’s position as stated in the NOPA and plan to challenge the proposed adjustments through the established IRS administrative procedures. Based on the information currently available, we believe that it is more likely than not that our tax position will be sustained upon review; therefore, no changes have been made to our reserve for uncertain tax positions relating to the NOPA. The ultimate resolution of this matter is uncertain, and if the income recognition associated with the transaction is disallowed, we will not be able to use a portion of the deferred tax assets that we utilized to offset the related federal taxes and our operating results could be adversely impacted.
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
Binding Commitments and Guarantees
We have off-balance sheet financial guarantees and other commitments totaling $29 million at both June 30, 2025 and December 31, 2024. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. We generally do not require collateral in connection with the issuance of these guarantees.
In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of $46 million to an insurance company related to SRI's obligation to pay certain outstanding workers' compensation claims of a formerly consolidated joint venture entity. As of June 30, 2025, this guarantee amount has been reduced to $15 million. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to continue to decrease over time as the formerly consolidated joint venture entity pays its outstanding claims.
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

We have an agreement to provide a revolving loan commitment to TireHub, LLC of up to $130 million. The carrying value of our net investment in TireHub was $83 million and $110 million, which includes an outstanding loan receivable of $117 million and $119 million, including $2 million of interest, at June 30, 2025 and December 31, 2024, respectively, and was included in Other Assets on our Consolidated Balance Sheets. Our investment in TireHub is accounted for under the equity method of accounting and, as such, includes our 50% share of the net income (losses) of TireHub.
NOTE 14. CAPITAL STOCK
Common Stock Repurchases
We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During the first six months of 2025, we did not repurchase any shares from employees.
NOTE 15. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present changes in AOCL, by component, for the six months ended June 30, 2025 and 2024, after tax and minority interest.

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) from Securities	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2024	$(1,705)	$1	$(2,140)	$—	$(3,844)
Other comprehensive income (loss) before reclassifications	4	—	8	—	12
Amounts reclassified from accumulated other comprehensive income (loss)	8	—	40	—	48
Balance at June 30, 2025	$(1,693)	$1	$(2,092)	$—	$(3,784)

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) from Securities	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2023	$(1,613)	$1	$(2,224)	$1	$(3,835)
Other comprehensive income (loss) before reclassifications	(55)	—	10	—	(45)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	37	1	38
Balance at June 30, 2024	$(1,668)	$1	$(2,177)	$2	$(3,842)

The following table presents reclassifications out of AOCL:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(In millions) (Income) Expense	Amount Reclassified from AOCL		Amount Reclassified from AOCL		Affected Line Item in the Consolidated Statements of Operations
Component of AOCL
Foreign currency translation adjustment, before tax	$(2)	$—	$8	$—	Net (Gain) Loss on Asset Sales
Tax effect	—	—	—	—	United States and Foreign Taxes
Net of tax	$(2)	$—	$8	$—	Goodyear Net Income (Loss)

Amortization of prior service cost and unrecognized gains and losses	$26	$26	$51	$54	Other (Income) Expense
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures	—	—	2	(5)	Other (Income) Expense / Rationalizations
Unrecognized net actuarial losses and prior service costs, before tax	$26	$26	$53	$49
Tax effect	(7)	(6)	(13)	(12)	United States and Foreign Taxes
Net of tax	$19	$20	$40	$37	Goodyear Net Income (Loss)

Deferred derivative (gains) losses, before tax	$—	$—	$—	$1	Cost of Goods Sold
Tax effect	—	—	—	—	United States and Foreign Taxes
Net of tax	$—	$—	$—	$1	Goodyear Net Income (Loss)
Total reclassifications	$17	$20	$48	$38	Goodyear Net Income (Loss)
The following table presents the details of comprehensive income (loss) attributable to minority shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Net Income (Loss) Attributable to Minority Shareholders	$27	$(6)	$30	$(7)
Other Comprehensive Income (Loss):
Foreign currency translation	5	(1)	8	(4)
Other Comprehensive Income (Loss)	$5	$(1)	$8	$(4)
Comprehensive Income (Loss) Attributable to Minority Shareholders	$32	$(7)	$38	$(11)

NOTE 16. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
As discussed in Note 1, in preparing the consolidated financial statements as of and for the three and six months ended June 30, 2025, we identified errors in our previously issued financial statements related to our historical computation of currency remeasurement of our foreign operations in Turkey, which was designated as a highly inflationary economy beginning April 1, 2022. The identified errors impacted our previously issued 2022, 2023 and 2024 annual and interim financial statements. The impact of the errors on the previously issued consolidated statements of operations and comprehensive income for the quarter ended March 31, 2025 were de minimis. There were no impacts on previously reported cash flows from operating, investing and financing activities in any prior periods.
We evaluated the errors in accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 and determined that the related impacts were not material in any previously issued annual or interim financial statements. We revised the prior period amounts presented in these financial statements to correct the errors. The applicable notes to the accompanying financial statements have also been corrected to reflect the impact of the revisions of the previously filed consolidated interim financial statements.

The following tables reflect the impact of the revision to the specific line items presented in our previously reported financial information.
Impacts to Consolidated Statements of Operations and Comprehensive Income (in millions, except per share data)

	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
	As Reported	Revision	As Revised	As Reported	Revision	As Revised	As Reported	Revision	As Revised
Cost of Goods Sold	$15,176	$16	$15,192	$16,557	$25	$16,582	$16,953	$2	$16,955
Other Expense (1)	$125	$9	$134	$212	$19	$231	$197	$12	$209
Net Income (Loss)	$60	$(25)	$35	$(687)	$(44)	$(731)	$209	$(14)	$195
Minority Shareholders’ Net Income (Loss)	$(10)	$(1)	$(11)	$2	$(4)	$(2)	$7	$(3)	$4
Goodyear Net Income (Loss)	$70	$(24)	$46	$(689)	$(40)	$(729)	$202	$(11)	$191
Comprehensive Income (Loss)	$50	$(25)	$25	$(643)	$(44)	$(687)	$280	$(14)	$266
Comprehensive Income (Loss) Attributable to Minority Shareholders	$(11)	$(1)	$(12)	$6	$(4)	$2	$(10)	$(3)	$(13)
Goodyear Comprehensive Income (Loss)	$61	$(24)	$37	$(649)	$(40)	$(689)	$290	$(11)	$279
Basic EPS	$0.24	$(0.08)	$0.16	$(2.42)	$(0.14)	$(2.56)	$0.71	$(0.04)	$0.67
Diluted EPS	$0.24	$(0.08)	$0.16	$(2.42)	$(0.14)	$(2.56)	$0.71	$(0.04)	$0.67
(1) Other Expense also reflects the reclassification of Net (Gain) Loss on Asset Sales of $(122) million, $(104) million, and $(93) million for the years ended December 31, 2022, 2023 and 2024, respectively, to conform to the current presentation.

	Nine Months Ended September 30, 2024			Three Months Ended September 30, 2024			Six Months Ended June 30, 2024			Three Months Ended June 30, 2024			Three Months Ended March 31, 2024
	As Reported	Revision	As Revised	As Reported	Revision	As Revised	As Reported	Revision	As Revised	As Reported	Revision	As Revised	As Reported	Revision	As Revised
Cost of Goods Sold	$11,218	$13	$11,231	$3,881	$1	$3,882	$7,337	$12	$7,349	$3,622	$5	$3,627	$3,715	$7	$3,722
Other Expense (1)	$87	$8	$95	$35	$1	$36	$52	$7	$59	$24	$2	$26	$28	$5	$33
Net Income (Loss)	$(12)	$(21)	$(33)	$(34)	$(2)	$(36)	$22	$(19)	$3	$80	$(7)	$73	$(58)	$(12)	$(70)
Minority Shareholders’ Net Income (Loss)	$(6)	$—	$(6)	$—	$1	$1	$(6)	$(1)	$(7)	$(5)	$(1)	$(6)	$(1)	$—	$(1)
Goodyear Net Income (Loss)	$(6)	$(21)	$(27)	$(34)	$(3)	$(37)	$28	$(18)	$10	$85	$(6)	$79	$(57)	$(12)	$(69)
Comprehensive Income (Loss)	$55	$(21)	$34	$44	$(2)	$42	$11	$(19)	$(8)	$56	$(7)	$49	$(45)	$(12)	$(57)
Comprehensive Income (Loss) Attributable to Minority Shareholders	$(2)	$—	$(2)	$8	$1	$9	$(10)	$(1)	$(11)	$(6)	$(1)	$(7)	$(4)	$—	$(4)
Goodyear Comprehensive Income (Loss)	$57	$(21)	$36	$36	$(3)	$33	$21	$(18)	$3	$62	$(6)	$56	$(41)	$(12)	$(53)
Basic EPS	$(0.02)	$(0.07)	$(0.09)	$(0.12)	$(0.01)	$(0.13)	$0.10	$(0.06)	$0.04	$0.30	$(0.02)	$0.28	$(0.20)	$(0.04)	$(0.24)
Diluted EPS	$(0.02)	$(0.07)	$(0.09)	$(0.12)	$(0.01)	$(0.13)	$0.10	$(0.06)	$0.04	$0.30	$(0.02)	$0.28	$(0.20)	$(0.04)	$(0.24)
(1) Other Expense also reflects the reclassification of Net (Gain) Loss on Asset Sales of $2 million, $(96) million and $(1) million for the three months ended March 31, 2024, June 30, 2024, and September 30, 2024, respectively, $(94) million for the six months ended June 30, 2024, and $(95) million for the nine months ended September 30, 2024, to conform to the current presentation.

Impacts to Consolidated Balance Sheets and Statements of Shareholders' Equity (in millions)

	December 31, 2024			December 31, 2023
	As Reported	Revision	As Revised	As Reported	Revision	As Revised
Inventories	$3,597	$(43)	$3,554	$3,698	$(27)	$3,671
Total Current Assets	$7,632	$(43)	$7,589	$7,650	$(27)	$7,623
Total Assets	$20,964	$(43)	$20,921	$21,582	$(27)	$21,555
Accounts Payable — Trade	$4,052	$40	$4,092	$4,326	$31	$4,357
Total Current Liabilities	$7,337	$40	$7,377	$7,147	$31	$7,178
Total Liabilities	$16,058	$40	$16,098	$16,745	$31	$16,776
Retained Earnings	$5,156	$(75)	$5,081	$5,086	$(51)	$5,035
Goodyear Shareholders' Equity	$4,756	$(75)	$4,681	$4,668	$(51)	$4,617
Minority Shareholders' Equity	$150	$(8)	$142	$169	$(7)	$162
Total Shareholders' Equity	$4,906	$(83)	$4,823	$4,837	$(58)	$4,779
Total Liabilities and Shareholders' Equity	$20,964	$(43)	$20,921	$21,582	$(27)	$21,555

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
Results of Operations
On November 15, 2023, we announced a transformation plan, Goodyear Forward, that is intended to optimize our portfolio of products, deliver segment operating margin expansion and reduce our leverage in order to drive sustainable, long-term shareholder value creation. Optimization of our portfolio consisted of a strategic review of three major asset groups: our chemical operations which produces synthetic rubber and other chemical products in our Americas segment, the Dunlop brand for which we own rights in certain markets throughout the world, but is primarily used in our EMEA segment, and our global off-the-road ("OTR") tire business. Our plans for margin expansion include brand optimization and tiering to capitalize on premium tire pricing and volume and a reduction of our overall exposure related to lower-tiered products either through margin expansion or product line rationalization, resulting in an expected annual run-rate benefit of approximately $200 million by the end of 2025. Our plans for margin expansion also include a reduction of our cost structure by approximately $1.3 billion by the end of 2025, including actions related to our manufacturing footprint, plant optimization, further improvement of our purchasing leverage, reduction of Selling, Administrative and General expenses (“SAG”) and improvements in our supply chain planning and logistics. During the six months ended June 30, 2025, the Goodyear Forward plan provided $395 million in benefits to segment operating income.
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
On May 7, 2025, we completed the sale of our rights to the Dunlop brand in Europe, North America and Oceania for consumer, commercial and other specialty tires, together with certain associated intellectual property and other intangible assets, for a purchase price of $526 million to Sumitomo Rubber Industries, Ltd. ("SRI") pursuant to the terms of the Purchase Agreement, dated as of January 7, 2025 (as amended, the "Dunlop Purchase Agreement"). SRI also paid us an up-front transition support fee of $105 million for our support in transitioning the Dunlop brand, related intellectual property and Dunlop customers to SRI. SRI also acquired our existing Dunlop tire inventory for approximately $104 million. We also entered into a number of ancillary agreements, including (a) a transition license agreement, pursuant to which we will continue to manufacture, sell and distribute Dunlop-branded consumer tires in Europe from the closing of the transaction until December 31, 2025, and during which we will pay SRI a royalty on such Dunlop sales; (b) a transition offtake agreement, pursuant to which we will sell to SRI certain Dunlop-branded consumer tire products for a period of up to five years, commencing after termination or expiration of the transition license agreement; and (c) we will license back the Dunlop brand from SRI for commercial tires in Europe on a long-term basis, subject to a royalty on sales.
As a result of the transaction, we received gross proceeds of $735 million at closing for the Dunlop brand, related intellectual property and other intangible assets, the transition support fee and the tire inventory. We allocated $105 million of those proceeds related to the up-front transition support fee to deferred income, which will be recognized over the combined lives of the transition license and transition offtake agreements. We also allocated $86 million of those proceeds to deferred income for tire inventory in Europe that will not transfer ownership until the termination of the transition license agreement. We recognized an estimated pre-tax gain of $385 million based on the net assets sold of $133 million during the second quarter of 2025, net of transaction costs of $26 million. The deferred amounts related to the transition agreements and inventory are presented in operating activities and the $526 million purchase price is presented in investing activities on our Consolidated Statements of Cash Flows.

On May 22, 2025, we entered into an Asset Purchase Agreement (the “Chemical Purchase Agreement”) with G-3 Chickadee Purchaser, LLC, a Delaware limited liability company (the “Purchaser”). Pursuant to the Chemical Purchase Agreement and upon the terms and subject to the conditions set forth therein, we have agreed to sell to the Purchaser, and the Purchaser has agreed to acquire from us, the polymer chemicals business of the Company (the “Chemical Business”) for a purchase price of approximately $650 million in cash, subject to certain adjustments. The assets to be acquired, and the liabilities to be assumed, by the Purchaser are generally those primarily related to the Chemical Business, including our chemical plants in Houston, Texas and Beaumont, Texas and a research and development facility in Akron, Ohio. The closing of the transaction is subject to the satisfaction of customary closing conditions.
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
During the second quarter of 2025, we approved a proposed plan to close our manufacturing facility in Kariega, South Africa in the EMEA business unit ("Kariega"). The plan includes approximately 900 job reductions, including associates and contracted positions, and is expected to be substantially complete by the end of 2025. The rationalization plan remains subject to consultation with employee representative bodies.
Our results for the second quarter of 2025 include a 5.3% decrease in tire unit shipments compared to 2024 due to lower global tire volume. In the second quarter of 2025, we experienced approximately $55 million of inflationary cost pressures.
Net sales in the second quarter of 2025 were $4,465 million, compared to $4,570 million in the second quarter of 2024. Net sales decreased in 2025 primarily due to lower global tire volume and the impacts of our divestitures, primarily from the sale of the OTR tire business. These decreases were partially offset by global increases in price and product mix, higher sales in other tire-related businesses, primarily due to growth in Fleet Solutions in EMEA, higher retread sales in EMEA and Americas and higher global aviation sales, and benefits from the Goodyear Forward plan.
In the second quarter of 2025, Goodyear net income was $254 million, or $0.88 per share, compared to Goodyear net income of $79 million, or $0.28 per share, in the second quarter of 2024. The change in Goodyear net income was primarily due a gain on the sale of the Dunlop brand and lower interest expense, partially offset by lower segment operating income and higher rationalization charges.
Total segment operating income for the second quarter of 2025 was $159 million, compared to $334 million in the second quarter of 2024. The $175 million decrease was primarily due to higher raw material costs of $174 million, increased conversion costs of $90 million, driven by the effect of lower tire production on fixed cost absorption and inflation, a net benefit from insurance recoveries in 2024 of $63 million, higher SAG of $54 million when excluding Goodyear Forward savings, lower tire volume of $37 million, and the impact of the sale of the OTR tire business of $23 million. These decreases were partially offset by benefits from the Goodyear Forward plan of $195 million and benefits from price and product mix of $91 million. Refer to "Results of Operations — Segment Information" for additional information.
Net sales in the first six months of 2025 were $8,718 million, compared to $9,107 million in the first six months of 2024. Net sales decreased in 2025 primarily due to lower global tire volume, the impacts of our divestitures, primarily from the sale of the OTR tire business, and the negative impact of changes in foreign exchange rates globally. These decreases were partially offset by favorable price and product mix, higher sales in other tire-related businesses, primarily due to growth in Fleet Solutions in EMEA and higher retread sales in EMEA and Americas, and benefits from the Goodyear Forward plan.
In the first six months of 2025, Goodyear net income was $369 million, or $1.28 per share, compared to Goodyear net income of $10 million, or $0.04 per share, in the first six months of 2024. The change in Goodyear net income was primarily due to gains on the sales of the OTR tire business and the Dunlop brand and lower interest expense, partially offset by higher rationalization charges and lower segment operating income.
Total segment operating income for the first six months of 2025 was $354 million, compared to $574 million in the first six months of 2024. The $220 million decrease was primarily due to higher raw material costs of $352 million, increased conversion costs of $105 million, driven by the effect of lower tire production on fixed cost absorption, higher SAG of $97 million when excluding Goodyear Forward savings, lower tire volume of $70 million, higher transportation costs of $48 million, the impact of the sale of the OTR tire business of $35 million, $32 million related to net insurance recoveries received in 2024 related to the Debica fire, a benefit of $20 million in 2024 from insurance proceeds for business interruptions resulting from storm damage events in prior years, and the negative impact of changes in foreign exchange rates globally of $17 million. These decreases were partially offset by benefits from the Goodyear Forward plan of $395 million and global improvements in price and product mix of $159 million. Refer to "Results of Operations —Segment Information" for additional information.

Liquidity
On May 19, 2025, we amended and restated our first lien revolving credit facility. The principal change to the facility was the extension of its maturity from 2026 to 2030.
On June 3, 2025, we issued $500 million in aggregate principal amount of 6.625% senior notes due 2030.
On June 30, 2025, we redeemed $400 million and, on July 3, 2025, we redeemed the remaining $500 million of our 5% senior notes due 2026 at redemption prices equal to 100% of the principal amount redeemed plus accrued and unpaid interest, using the net proceeds from the 6.625% senior notes due 2030, together with cash and cash equivalents.
At June 30, 2025, we had $785 million of cash and cash equivalents as well as $3,158 million of unused availability under our various credit agreements, compared to $810 million and $3,555 million, respectively, at December 31, 2024. The decrease in cash and cash equivalents of $25 million was primarily due to cash used for operating activities of $718 million, capital expenditures of $466 million and net debt repayments of $112 million, partially offset by cash provided by the sales of the OTR tire business and the Dunlop brand, as well as other asset dispositions, of $1,328 million. Net cash used for operating activities reflects cash used for working capital of $1,069 million, rationalization payments of $204 million, and pension contributions and direct payments of $53 million, partially offset by deferred income related to divestitures of $376 million, as well as the Company's net income for the period of $399 million, which includes non-cash gains on asset sales of $701 million and non-cash charges for depreciation and amortization of $544 million. Refer to "Liquidity and Capital Resources" for additional information.
Outlook
In the third quarter of 2025, we expect our global tire unit volume to decline approximately 5% compared to the third quarter of 2024 driven by global OE volume reductions and lower consumer replacement volume. We also expect unabsorbed overhead to be approximately $50 million higher in the third quarter of 2025 compared to the third quarter of 2024 due to lower production in the second quarter of 2025.
We expect to continue progress on our Goodyear Forward transformation plan in 2025, with third quarter of 2025 benefits from the program of approximately $180 million and full year benefits of approximately $750 million in segment operating income. The expected impact of the sale of the OTR tire business on our segment operating income is approximately $10 million in the third quarter of 2025.
We expect our raw material costs to increase approximately $50 million in the third quarter of 2025 compared to the third quarter of 2024, driven by natural rubber. These raw material cost increases are expected to be offset by approximately $100 million of price and product mix improvements, driven by previously implemented pricing actions and customer contracts indexed to changes in raw materials. Natural and synthetic rubber prices and other commodity prices historically have been volatile, and our raw materials costs could change based on future cost fluctuations and changes in foreign exchange rates. We continue to focus on price and product mix, to substitute lower cost materials where possible, to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials to minimize the impact of higher raw material costs.
We expect non-raw material inflation and other costs to be approximately $180 million higher in the third quarter of 2025 compared to the third quarter of 2024. These costs include the impact of inflation, tariffs, increased transportation costs and other manufacturing costs including costs associated with announced rationalization plans. We continue to focus on actions to offset costs other than raw materials through cost savings initiatives, including initiatives related to the Goodyear Forward plan, rationalization actions and improvements in price and product mix.
For the full year of 2025, we expect working capital to be neither a source nor use of cash. We anticipate our capital expenditures to be approximately $900 million. We anticipate our cash flows will include rationalization payments of approximately $400 million, as we continue to implement elements of our Goodyear Forward plan to improve our cost structure.
Refer to "Item 1A. Risk Factors" in the 2024 Form 10-K for a discussion of the factors that may impact our business, results of operations, financial condition or liquidity and "Forward-Looking Information — Safe Harbor Statement" in this Quarterly Report on Form 10-Q for a discussion of our use of forward-looking statements.

RESULTS OF OPERATIONS
CONSOLIDATED
Three Months Ended June 30, 2025 and 2024
Net sales in the second quarter of 2025 were $4,465 million, decreasing $105 million, or 2.3%, from $4,570 million in the second quarter of 2024. Goodyear net income was $254 million, or $0.87 per share, in the second quarter of 2025, compared to Goodyear net income of $79 million, or $0.28 per share, in the second quarter of 2024.
Net sales decreased in the second quarter of 2025 primarily due to lower global tire volume of $157 million and the impacts of the sale of the OTR tire business of $149 million, excluding product supply agreement revenue of $82 million, and the sale of the Dunlop brand of $16 million. These decreases were partially offset by global improvements in price and product mix of $93 million, higher sales in other tire-related businesses of $35 million, primarily due to growth in Fleet Solutions in EMEA, higher retread sales in EMEA and Americas and higher global aviation sales, and benefits from the Goodyear Forward plan of $16 million.
Worldwide tire unit sales in the second quarter of 2025 were 37.9 million units, decreasing 2.2 million units, or 5.3%, from 40.1 million units in the second quarter of 2024. Replacement tire volume decreased globally by 1.8 million units, or 6.1%. OE tire volume decreased by 0.4 million units, or 3.5%, driven by Asia Pacific.
Cost of Goods Sold ("CGS") in the second quarter of 2025 was $3,705 million, increasing $78 million, or 2.2%, from $3,627 million in the second quarter of 2024. CGS increased primarily due to higher raw material costs of $174 million, higher conversion costs of $90 million, higher costs in other tire-related businesses of $40 million, primarily related to Fleet Solutions in EMEA, $12 million of other costs, primarily related to transportation, and an increase in accelerated depreciation and asset write-offs of $7 million ($11 million after-tax and minority). These increases were partially offset by savings related to the Goodyear Forward plan of $147 million, lower tire volume of $120 million, and benefits related to divestitures, primarily the sale of the OTR tire business, of $47 million. CGS in the second quarter of 2024 included a net benefit from insurance recoveries related to the Debica fire of $43 million ($30 million after-tax and minority), a benefit of $20 million ($15 million after-tax and minority) from insurance proceeds for property damage and business interruptions resulting from storm damage events in prior years and a $3 million ($3 million after-tax and minority) charge related to a flood in South Africa.
CGS in the second quarter of 2025 and 2024 included pension expense of $4 million for each period. CGS in the second quarter of 2025 included $5 million of incremental savings from rationalization plans. CGS was 83.0% of sales in the second quarter of 2025, compared to 79.4% in the second quarter of 2024.
SAG in the second quarter of 2025 was $692 million, decreasing $39 million, or 5.3%, from $731 million in the second quarter of 2024. SAG decreased primarily due to savings related to the Goodyear Forward plan of $31 million, benefits related to divestitures, primarily the sale of the OTR tire business, of $17 million, and a decrease in accelerated lease costs and asset write-offs of $9 million ($8 million after-tax and minority). These decreases were partially offset by an increase in other costs of $54 million, primarily related to advertising costs, inflation and non-recurring insurance. SAG in the second quarter of 2025 also included costs related to the Goodyear Forward plan of $3 million ($2 million after-tax and minority), compared to $40 million ($30 million after-tax and minority) in the second quarter of 2024, primarily related to third-party advisory, legal and consulting fees and costs associated with planned asset sales.
SAG in the second quarter of 2025 and 2024 included pension expense of $2 million for each period. SAG in the second quarter of 2025 included $10 million of incremental savings from rationalization plans. SAG was 15.5% of sales in the second quarter of 2025, compared to 16.0% in the second quarter of 2024.
We recorded net rationalization charges of $59 million ($55 million after-tax and minority) in the second quarter of 2025 and $19 million ($15 million after-tax and minority) in the second quarter of 2024. Net rationalization charges in the second quarter of 2025 primarily related to the proposed plan to close our manufacturing facility in Kariega, the elimination of commercial tire production at Danville, the closures of our Fulda, Germany tire manufacturing facility (“Fulda”) and our Fürstenwalde, Germany tire manufacturing facility (“Fürstenwalde”), and the plan to reduce SAG headcount in Americas and Corporate. Net rationalization charges in the second quarter of 2024 primarily related to the plan to open a new shared services center in Costa Rica, and the closures of Fulda, Fürstenwalde and Cooper Tire's Melksham, United Kingdom tire manufacturing facility ("Melksham"), partially offset by reversals related our rationalization and workforce reorganization plan in EMEA due to voluntary attrition. For further information, refer to Note to the Consolidated Financial Statements No. 4, Costs Associated with Rationalization Programs.
CGS and SAG in the second quarter of 2025 included $41 million ($37 million after-tax and minority) of asset write-offs, accelerated depreciation and accelerated lease charges, primarily related to the closures of Fulda and Fürstenwalde and the elimination of commercial tire production at Danville. CGS and SAG in the second quarter of 2024 included $43 million ($34 million after-tax and minority) of asset write-offs, accelerated depreciation and accelerated lease charges, primarily related to plant closures in Asia Pacific and EMEA and the exit of our retail operations in Australia and New Zealand.

Interest expense in the second quarter of 2025 was $112 million, decreasing $18 million, or 13.8%, from $130 million in the second quarter of 2024. The average interest rate was 5.65% in the second quarter of 2025 compared to 6.21% in the second quarter of 2024. The average debt balance was $7,936 million in the second quarter of 2025 compared to $8,371 million in the second quarter of 2024.
The second quarter of 2025 includes net gains on asset sales of $439 million ($393 million after-tax and minority), primarily due to an estimated gain of $385 million ($367 million after-tax and minority) on the sale of Dunlop brand and other asset sales of $54 million ($26 million after-tax and minority), compared to net gains of $96 million ($68 million after-tax and minority) in the second quarter of 2024, primarily due to the sale of distribution centers in EMEA and Americas.
Other (Income) Expense in the second quarter of 2025 was $31 million of expense, compared to $26 million of expense in the second quarter of 2024. The change in Other (Income) Expense was primarily due to an increase in net foreign currency exchange losses of $12 million and a decrease in interest income of $4 million, partially offset by an increase in royalty and other income of $9 million and a decrease in non-service related pension and other postretirement benefits cost of $4 million. The second quarter of 2025 includes transaction costs of $2 million ($1 million after-tax and minority), primarily related to the anticipated sale of the Chemical Business.
In the second quarter of 2025, we recorded income tax expense of $24 million on income before income taxes of $305 million. Income tax expense for the three months ended June 30, 2025 includes a net discrete tax benefit of $4 million ($4 million after minority interest). In the second quarter of 2024, we recorded income tax expense of $60 million on income before income taxes of $133 million.
We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for the three months ended June 30, 2025 is favorably impacted by gains recognized as a result of the sale of the Dunlop brand, which included certain associated intellectual property and other intangible assets, in jurisdictions where no taxes are recorded, net of losses in foreign jurisdictions in which no tax benefits are recorded, and the discrete items noted above. The difference between our effective tax rate and the U.S. statutory rate of 21% for the three months ended June 30, 2024 primarily relates to losses in foreign jurisdictions in which no tax benefits are recorded.
For further information regarding income taxes and the realizability of our deferred tax assets, including our foreign tax credits, refer to Note to the Consolidated Financial Statements No. 6, Income Taxes.
There was $27 million of minority shareholders’ net income in the second quarter of 2025, primarily related to the sale of property in Asia Pacific, compared to a $6 million loss in the second quarter of 2024.
Six Months Ended June 30, 2025 and 2024
Net sales in the first six months of 2025 were $8,718 million, decreasing $389 million, or 4.3%, from $9,107 million in the first six months of 2024. Goodyear net income was $369 million, or $1.27 per share, in the first six months of 2025, compared to Goodyear net income of $10 million, or $0.04 per share, in the first six months of 2024.
Net sales decreased in the first six months of 2025 primarily due to lower tire volume of $313 million, the impact of the sale of the OTR tire business of $255 million, excluding product supply agreement revenue of $137 million, the negative impact of changes in foreign exchange rates globally of $149 million, and the impact of the sale of the Dunlop brand of $38 million. These decreases were partially offset by favorable price and product mix of $146 million, higher sales in other tire-related businesses of $54 million, primarily due to growth in Fleet Solutions in EMEA and higher retread sales in EMEA and Americas, and benefits from the Goodyear Forward plan of $29 million.
Worldwide tire unit sales in the first six months of 2025 were 76.4 million units, decreasing 4.1 million units, or 5.0%, from 80.5 million units in the first six months of 2024. Replacement tire volume decreased globally by 3.6 million units, or 6.2%. OE tire volume decreased by 0.5 million units, or 2.3%, driven by Asia Pacific.
CGS in the first six months of 2025 was $7,218 million, decreasing $131 million, or 1.8%, from $7,349 million in the first six months of 2024. CGS decreased primarily due to savings related to the Goodyear Forward plan of $299 million, lower tire volume of $243 million, foreign currency translation of $114 million, benefits related to divestitures, primarily the sale of the OTR tire business, of $98 million, and lower global product mix of $13 million. These decreases were partially offset by higher raw material costs of $351 million, higher conversion costs of $105 million, other cost of $63 million, primarily due to higher transportation costs in 2025 and a benefit received in 2024 related to a reduction in U.S. duty rates on various commercial tires from China, higher costs in other tire-related businesses of $51 million, primarily related Fleet Solutions and retread in EMEA, and an increase in accelerated depreciation and asset write-offs of $7 million, primarily related to the closures of Fulda and Fürstenwalde and the elimination of commercial tire production at Danville. CGS in the first six months of 2024 included a net benefit from insurance recoveries related to the Debica fire of $29 million ($19 million after-tax and minority), a benefit of $20 million ($15 million after-tax and minority) from insurance proceeds for property damages and business interruptions resulting from storm damage events in prior years, a favorable $8 million ($6 million after-tax and minority) tax item in Brazil and a $3 million ($3 million after-tax and minority) charge related to a flood in South Africa.

CGS in the first six months of 2025 and 2024 included pension expense of $6 million and $7 million, respectively. CGS in the first six months of 2025 included $8 million of incremental savings from rationalization plans. CGS was 82.8% of sales in the first six months of 2025, compared to 80.7% in the first six months of 2024.
SAG in the first six months of 2025 was $1,342 million, decreasing $85 million, or 6.0%, from $1,427 million in the first six months of 2024. SAG decreased primarily due to savings related to the Goodyear Forward plan of $67 million and benefits related to divestitures, primarily the sale of the OTR tire business, of $30 million. These decreases were partially offset by an increase in other costs of $81 million, primarily related to inflation and non-recurring insurance. SAG in the first six months of 2025 also included costs related to the Goodyear Forward plan of $5 million ($4 million after-tax and minority) compared to $67 million ($51 million after-tax and minority) in the first six months of 2024, primarily related to third-party advisory, legal and consulting fees and costs associated with planned asset sales.
SAG in the first six months of 2025 and 2024 included pension expense of $5 million and $6 million, respectively. SAG in the first six months of 2025 included $19 million of incremental savings from rationalization plans. SAG was 15.4% of sales in the first six months of 2025, compared to 15.7% in the first six months of 2024.
We recorded net rationalization charges of $140 million ($119 million after-tax and minority) in the first six months of 2025 and $41 million ($31 million after-tax and minority) in the first six months of 2024. Net rationalization charges in the first six months of 2025 primarily related to the proposed plan to close our manufacturing facility in Kariega, South Africa in EMEA, the elimination of commercial tire production at Danville, the closures of Fulda and Fürstenwalde, and the plan to reduce SAG headcount in Americas and Corporate. Net rationalization charges in the first six months of 2024 primarily related to the closure of our tire manufacturing facility in Malaysia, the plan to open a new shared services center in Costa Rica, and the closures of Fulda, Fürstenwalde and Melksham, partially offset by reversals related to our rationalization and workforce reorganization plan in EMEA due to voluntary attrition. For further information, refer to Note to the Consolidated Financial Statements No. 4, Costs Associated with Rationalization Programs.
CGS and SAG in the first six months of 2025 included $87 million ($77 million after-tax and minority) of asset write-offs, accelerated depreciation and accelerated lease charges, primarily related to the closures of Fulda and Fürstenwalde and the elimination of commercial tire production at Danville. CGS and SAG in the first six months of 2024 included $94 million ($76 million after-tax and minority) of asset write offs, accelerated depreciation and accelerated lease charges, primarily related to plant closures in Asia Pacific and EMEA, closure of a development center in the U.S. and the exit of our retail operations in Australia and New Zealand.
Interest expense in the first six months of 2025 was $227 million, decreasing $29 million, or 11.3%, from $256 million in the first six months of 2024. The average interest rate was 5.73% in the first six months of 2025 compared to 6.28% in the first six months of 2024. The average debt balance was $7,923 million in the first six months of 2025 compared to $8,158 million in the first six months of 2024.
The first six months of 2025 include net gains on asset sales of $701 million ($630 million after-tax and minority), primarily due to an estimated gain of $385 million ($367 million after-tax and minority) on the sale of the Dunlop brand, an estimated gain of $260 million on the sale of the OTR tire business ($236 million after-tax and minority), and other asset sales of $56 million ($27 million after-tax and minority), compared to net gains of $94 million ($66 million after-tax and minority) in the first six months of 2024, primarily due to the sale of distribution centers in EMEA and Americas.
Other (Income) Expense in the first six months of 2025 was $56 million of expense, compared to $59 million of expense in the first six months of 2024. The change in Other (Income) Expense was primarily due to a pension settlement charge of $4 million ($3 million after-tax and minority) in the first six months of 2025 compared to a pension settlement credit of $5 million ($4 million after-tax and minority) in the first six months of 2024, a decrease in interest income of $9 million, and an increase in net foreign currency exchange losses of $2 million, partially offset by an increase in royalty and other income of $15 million. The first six months of 2025 include transaction costs of $6 million ($4 million after-tax and minority), primarily related to the anticipated sale of the Chemical Business. The first six months of 2024 included an $8 million ($6 million after-tax and minority) loss related to the sale of receivables in Argentina and a favorable $2 million ($1 million after-tax and minority) tax item in Brazil.
For the first six months of 2025, we recorded income tax expense of $37 million on income before income taxes of $436 million. Income tax expense for the six months ended June 30, 2025 includes a net discrete tax benefit of $5 million ($5 million after minority interest).
In the first six months of 2024, we recorded income tax expense of $66 million on income before income taxes of $69 million. Income tax expense for the six months ended June 30, 2024 includes a net discrete tax benefit of $1 million ($1 million after minority interest).
We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for the six months ended June 30, 2025 is favorably impacted by gains recognized as a result of the sales of the OTR tire business and the Dunlop brand, which included certain associated intellectual property and other intangible assets, in foreign jurisdictions where no taxes are recorded, net of losses in foreign jurisdictions in which no tax benefits are recorded, and the discrete items noted above. The difference between our effective tax rate and the U.S. statutory rate of 21% for the six months ended June 30, 2024 primarily relates to losses in foreign jurisdictions in which no tax benefits are recorded and the discrete items noted above.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of tax treatment for certain business provisions. We do not expect a material impact from OBBBA on our 2025 operating tax rates. We will continue to assess the impact on us as regulations develop in the future.
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
At June 30, 2025 and December 31, 2024, we had approximately $1.4 billion and $1.3 billion, respectively, of U.S. federal, state and local net deferred tax assets, inclusive of valuation allowances totaling $36 million and $26 million, respectively, primarily for state tax loss carryforwards with limited lives. As of June 30, 2025, approximately $1.2 billion of these U.S. net deferred tax assets had unlimited lives and approximately $200 million had limited lives, and the majority do not start to expire until 2030. As of December 31, 2024, approximately $1.1 billion of these U.S. net deferred tax assets had unlimited lives and approximately $200 million had limited lives, including $24 million of foreign tax credits, and the majority do not start to expire until 2030. In the U.S., we have a cumulative loss for the three-year period ended June 30, 2025 primarily driven by non-recurring items such as rationalization charges, pension curtailments and settlements, one-time costs associated with the Goodyear Forward plan, and intangible asset impairments.
In assessing our ability to utilize our net deferred tax assets, we primarily considered objectively verifiable information, including the reduction in interest expense from debt repayment as a result of the sales of the OTR tire business and the Dunlop brand, which included certain associated intellectual property and other intangible assets, and future royalty income from foreign subsidiaries. In addition, we considered our current forecasts of future profitability in assessing our ability to realize our deferred tax assets as well as the impact of tax planning strategies. These forecasts include the impact of recent trends and various macroeconomic factors such as the impact of raw material, transportation, tariff, labor and energy costs on our profitability. Our tax planning strategies include accelerating income on cross border transactions, including sales of inventory or raw materials to our subsidiaries, reducing U.S. interest expense by, for example, repaying U.S. third-party debt and reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, repatriation of certain foreign royalty income, and other financing transactions, all of which would increase our domestic profitability.
We believe our forecasts of future profitability, including a reduction in interest expense from debt repayment as a result of the sales of the OTR tire business and the Dunlop brand, which included certain associated intellectual property and other intangible assets, provide us sufficient positive evidence to conclude that it is more likely than not that, at June 30, 2025, our U.S. net deferred tax assets will be fully utilized. However, macroeconomic factors such as raw material, transportation, tariff, labor and energy costs possess a high degree of volatility and can significantly impact our profitability. Our U.S. operating results for the quarter ended June 30, 2025 declined relative to prior periods. If our U.S. operating results continue to decline in the future, we may need to record a valuation allowance which could adversely impact our operating results. As such, we will closely monitor our U.S. operations and any tax law changes to assess the realizability of our U.S. deferred tax assets.
At June 30, 2025 and December 31, 2024, we also had approximately $1.5 billion of foreign net deferred tax assets and related valuation allowances of approximately $1.3 billion and $1.2 billion, respectively. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of approximately $1.0 billion on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances on our foreign deferred tax assets having a significant impact on our financial position or results of operations will exist within the next twelve months.
For further information regarding income taxes and the realizability of our deferred tax assets, including our foreign tax credits, refer to Note to the Consolidated Financial Statements No. 6, Income Taxes.
Minority shareholders’ net income in the first six months of 2025 was $30 million, primarily related to the sale of property in Asia Pacific, compared to a net loss of $7 million in the first six months of 2024.

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
Total segment operating income for the second quarter of 2025 was $159 million, a decrease of $175 million, or 52.4%, from $334 million in the second quarter of 2024. Total segment operating margin in the second quarter of 2025 was 3.6%, compared to 7.3% in the second quarter of 2024. Total segment operating income for the first six months of 2025 was $354 million, a decrease of $220 million, or 38.3%, from $574 million in the first six months of 2024. Total segment operating margin in the first six months of 2025 was 4.1%, compared to 6.3% in the first six months of 2024.
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
Americas

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2025	2024	Change	Percent Change	2025	2024	Change	Percent Change
Tire Units	19.1	19.6	(0.5)	(2.6)%	37.5	38.6	(1.1)	(2.9)%
Net Sales	$2,662	$2,697	$(35)	(1.3)%	$5,164	$5,285	$(121)	(2.3)%
Operating Income	141	241	(100)	(41.5)%	296	420	(124)	(29.5)%
Operating Margin	5.3%	8.9%			5.7%	7.9%
Three Months Ended June 30, 2025 and 2024
Americas unit sales in the second quarter of 2025 decreased 0.5 million units, or 2.6%, to 19.1 million units. Replacement tire volume decreased 0.3 million units, or 2.0%, primarily in our consumer business. OE tire volume decreased 0.2 million units, or 5.0%, primarily due to weakness in the OE industry in North America.
Net sales in the second quarter of 2025 were $2,662 million, decreasing $35 million, or 1.3%, from $2,697 million in the second quarter of 2024. The decrease in net sales was primarily due to lower tire volume of $55 million, the impact of the sale of the OTR tire business of $45 million, excluding product supply agreement revenue of $42 million, and the negative impact of changes in foreign exchange rates of $34 million, primarily related to the weakening of the Brazilian real and Mexican peso. These decreases were partially offset by favorable price and product mix of $33 million, a $16 million benefit related to the Goodyear Forward plan, and increased sales in other tire-related businesses of $8 million, primarily due to increased retail sales.
Operating income in the second quarter of 2025 was $141 million, decreasing $100 million, or 41.5%, from $241 million in the second quarter of 2024. The decrease in operating income was due to higher raw material costs of $108 million, higher conversion costs of $82 million, driven by the effect of lower tire production on fixed cost absorption and inflation, higher SAG of $45 million, higher transportation and imported tire costs of $21 million, a $20 million benefit received in 2024 related to insurance proceeds for property damage and business interruptions resulting from storm damage events in prior years and lower tire volume of $13 million. These decreases were partially offset by a $149 million benefit related to the Goodyear Forward plan and favorable price and product mix of $43 million. Operating income for the second quarter of 2025 includes incremental savings from rationalization plans of $7 million.
Operating income in the second quarter of 2025 excluded asset write-offs, accelerated depreciation and accelerated lease costs of $14 million and net rationalization charges of $10 million. Operating income in the second quarter of 2024 excluded net gains on asset sales of $14 million, net rationalization charges of $11 million, and asset write-offs, accelerated depreciation and accelerated lease costs of $2 million.

Six Months Ended June 30, 2025 and 2024
Americas unit sales in the first six months of 2025 decreased 1.1 million units, or 2.9%, to 37.5 million units. Replacement tire volume decreased 0.8 million units, or 2.5%, primarily due to a decrease in our consumer business, driven by increased competitiveness in the U.S. from the lower tier market. OE tire volume decreased 0.3 million units, or 4.2%, primarily due to weakness in the OE industry in North America.
Net sales in the first six months of 2025 were $5,164 million, decreasing $121 million, or 2.3%, from $5,285 million in the first six months of 2024. The decrease in net sales was primarily due to lower tire volume of $120 million, the negative impact of changes in foreign exchange rates of $94 million, primarily related to the weakening of the Brazilian real and Mexican peso, and the impact of the sale of the OTR tire business of $77 million, excluding product supply agreement revenue of $74 million. These decreases were partially offset by increased sales in other tire-related businesses of $38 million, primarily due to increased third-party chemical and retail sales, a $29 million benefit related to the Goodyear Forward plan, and favorable price and product mix of $29 million.
Operating income in the first six months of 2025 was $296 million, decreasing $124 million, or 29.5%, from $420 million in the first six months of 2024. The decrease in operating income was due to higher raw material costs of $214 million, higher conversion costs of $90 million, driven by the effect of lower tire production on fixed cost absorption and inflation, higher SAG of $64 million, higher transportation and imported tire costs of $37 million, lower tire volume of $28 million, a $20 million benefit received in 2024 related to insurance proceeds for property damage and business interruptions resulting from storm damage events in prior years, a $14 million benefit received in 2024 related to a reduction in U.S. duty rates on various commercial tires from China, and the negative impact of changes in foreign exchange rates of $12 million, primarily related to the weakening of the Brazilian real and Mexican peso. These decreases were partially offset by a $287 million benefit related to the Goodyear Forward plan, favorable price and product mix of $51 million, and increased earnings in other tire-related businesses of $18 million, primarily due to higher retail earnings. Operating income for 2025 includes incremental savings from rationalization plans of $15 million.
Operating income in the first six months of 2025 excluded net rationalization charges of $72 million, asset write-offs, accelerated depreciation and accelerated lease costs of $42 million, and net gains on asset sales of $1 million. Operating income in the first six months of 2024 excluded net rationalization charges of $15 million, net gains on asset sales of $14 million, and asset write-offs, accelerated depreciation and accelerated lease costs of $10 million.
Europe, Middle East and Africa

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2025	2024	Change	Percent Change	2025	2024	Change	Percent Change
Tire Units	11.3	11.6	(0.3)	(2.0)%	23.6	24.1	(0.5)	(2.0)%
Net Sales	$1,344	$1,279	$65	5.1%	$2,621	$2,626	$(5)	(0.2)%
Operating Income (Loss)	(25)	30	(55)	(183.3)%	(30)	31	(61)	(196.8)%
Operating Margin	(1.9%)	2.3%			(1.1%)	1.2%
Three Months Ended June 30, 2025 and 2024
EMEA unit sales in the second quarter of 2025 decreased 0.3 million units, or 2.0%, to 11.3 million units. Replacement tire volume decreased 0.6 million units, or 7.3%, mainly driven by our consumer business, reflecting market softness and increased competition from the lower tier market. OE tire volume increased 0.3 million units, or 10.9%, primarily in our consumer business, reflecting share gains driven by new fitments.
Net sales in the second quarter of 2025 were $1,344 million, increasing $65 million, or 5.1%, from $1,279 million in the second quarter of 2024. The increase in net sales was primarily driven by improvements in price and product mix of $42 million, higher sales in other tire-related businesses of $35 million, primarily due to growth in Fleet Solutions, and the positive impact of changes in foreign exchange rates of $25 million, driven by a stronger euro and British pound, partially offset by a weaker Turkish lira. These increases were partially offset by lower tire volume of $23 million and the impact of the sale of the OTR tire business of $54 million, excluding product supply agreement revenue of $40 million.
Operating loss in the second quarter of 2025 was $25 million, decreasing $55 million, or 183.3%, from operating income of $30 million in the second quarter of 2024. The change in operating income (loss) was primarily due to higher raw material costs of $48 million, a net benefit from insurance recoveries last year related to the Debica fire of $43 million, higher SAG of $9 million, higher conversion costs of $6 million, primarily driven by inflation, lower earnings in other tire-related businesses of $6 million, primarily due to motorcycle, and lower tire volume of $5 million. These decreases were partially offset by favorable price and product mix of $35 million and benefits related to the Goodyear Forward plan of $29 million. Operating loss for second quarter of 2025 includes incremental savings from rationalization plans of $8 million.

Operating loss in the second quarter of 2025 excluded net rationalization charges of $43 million, asset write-offs, accelerated depreciation and accelerated lease costs of $26 million and a $1 million net loss on asset sales. Operating income in the second quarter of 2024 excluded an $82 million net gain on asset sales, asset write-offs, accelerated depreciation and accelerated lease costs of $17 million, and net rationalization charges of $3 million.
Six Months Ended June 30, 2025 and 2024
EMEA unit sales in the first six months of 2025 decreased 0.5 million units, or 2.0%, to 23.6 million units. Replacement tire volume decreased 0.9 million units, or 5.5%, mainly driven by our consumer business, reflecting market softness and increased competition from the lower tier market. OE tire volume increased 0.4 million units, or 6.8%, primarily in our consumer business, reflecting share gains driven by new fitments.
Net sales in the first six months of 2025 were $2,621 million, decreasing $5 million, or 0.2%, from $2,626 million in the first six months of 2024. The decrease in net sales was primarily driven by the impact of the sale of the OTR tire business of $90 million, excluding product supply agreement revenue of $63 million, the negative impact of changes in foreign exchange rates of $47 million, driven by a weaker Turkish lira and euro in the first quarter, and lower tire volume of $46 million. These decreases were partially offset by favorable price and product mix of $85 million and higher sales in other-tire-related businesses of $30 million, primarily due to growth in Fleet Solutions.
Operating loss in the first six months of 2025 was $30 million, decreasing $61 million, from operating income of $31 million in the first six months of 2024. The change in operating income (loss) was primarily due to higher raw material costs of $98 million, a net benefit from insurance recoveries last year related to the Debica fire of $32 million, higher SAG of $32 million, lower earnings in other-tire-related businesses of $13 million, higher conversion costs of $12 million, higher transportation costs of $8 million, and lower tire volume of $8 million. These decreases were partially offset by a favorable price and product mix of $73 million and benefits related to the Goodyear Forward plan of $72 million. Operating loss for the first six months of 2025 includes incremental savings from rationalization plans of $12 million.
Operating loss in the second quarter of 2025 excluded net rationalization charges of $55 million and asset write-offs, accelerated depreciation and accelerated lease costs of $42 million. Operating income in the first six months of 2024 excluded an $80 million net gain on asset sales, asset write-offs, accelerated depreciation and accelerated lease costs of $33 million, and net rationalization charges of $10 million.
Asia Pacific

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2025	2024	Change	Percent Change	2025	2024	Change	Percent Change
Tire Units	7.5	8.9	(1.4)	(15.6)%	15.3	17.8	(2.5)	(14.0)%
Net Sales	$459	$594	$(135)	(22.7)%	$933	$1,196	$(263)	(22.0)%
Operating Income	43	63	(20)	(31.7)%	88	123	(35)	(28.5)%
Operating Margin	9.4%	10.6%			9.4%	10.3%
Three Months Ended June 30, 2025 and 2024
Asia Pacific unit sales in the second quarter of 2025 decreased 1.4 million units, or 15.6%, to 7.5 million units. Replacement tire volume decreased 0.9 million units, or 18.2%, driven by actions taken to reduce lower margin business, softness in consumer replacement and weak demand in China. OE tire volume decreased 0.5 million units, or 13.0%, primarily in China.
Net sales in the second quarter of 2025 were $459 million, decreasing $135 million, or 22.7%, from $594 million in the second quarter of 2024. The decrease in net sales was primarily due to lower tire volume of $79 million, the loss of sales from divestitures, primarily related to the sale of the OTR tire business, of $66 million, and lower sales in other tire-related businesses of $8 million. These decreases were partially offset by favorable price and product mix of $18 million.
Operating income in the second quarter of 2025 was $43 million, decreasing $20 million, or 31.7%, from $63 million in the second quarter of 2024. The decrease in operating income was primarily due to decreased earnings of $21 million due to the sales of the OTR tire business and the Dunlop brand, lower tire volume of $19 million, higher raw material costs of $18 million, and higher conversion costs of $2 million. These decreases were partially offset by benefits related to the Goodyear Forward plan of $17 million, favorable price and product mix of $13 million and other savings of $11 million.
Operating income in the second quarter of 2025 excluded net gains on asset sales of $55 million and asset write-offs, accelerated depreciation and accelerated lease costs of $1 million. Operating income in the second quarter of 2024 excluded asset write-offs, accelerated depreciation and accelerated lease costs of $24 million and net rationalization charges of $2 million.

Six Months Ended June 30, 2025 and 2024
Asia Pacific unit sales in the first six months of 2025 decreased 2.5 million units, or 14.0%, to 15.3 million units. Replacement tire volume decreased 1.9 million units, or 19.8%, driven by actions taken to reduce lower margin business and softness in consumer replacement. OE tire volume decreased 0.6 million units, or 7.9%, primarily in China.
Net sales in the first six months of 2025 were $933 million, decreasing $263 million, or 22.0%, from $1,196 million in the first six months of 2024. The decrease in net sales was primarily due to lower tire volume of $147 million, the loss of sales from divestitures, primarily related to the sale of the OTR tire business, of $126 million, and lower sales from other-tire related businesses of $14 million. These decreases were partially offset by favorable price and product mix of $32 million.
Operating income in the first six months of 2025 was $88 million, decreasing $35 million, or 28.5%, from $123 million in the first six months of 2024. The decrease in operating income was primarily due to higher raw material costs of $40 million, decreased earnings of $37 million due to the sales of the OTR tire business and the Dunlop brand, and lower tire volume of $34 million. These decreases were partially offset by benefits related to the Goodyear Forward plan of $36 million, favorable price and product mix of $35 million and other cost savings of $6 million.
Operating income in the first six months of 2025 excluded net gains on asset sales of $55 million, asset write-offs, accelerated depreciation and accelerated lease costs of $3 million and net rationalization charges of $1 million. Operating income in the first six months of 2024 excluded asset write-offs, accelerated depreciation and accelerated lease costs of $31 million and net rationalization charges of $13 million.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.
At June 30, 2025, we had $785 million in cash and cash equivalents, compared to $810 million at December 31, 2024. For the six months ended June 30, 2025, net cash used for operating activities was $718 million, reflecting cash used for working capital of $1,069 million, rationalization payments of $204 million and pension contributions and direct payments of $53 million, partially offset by deferred income related to divestitures of $376 million, as well as the Company's net income for the period of $399 million, which included non-cash charges for depreciation and amortization of $544 million and a non-cash gain on asset sales of $701 million. Net cash provided by investing activities was $837 million, primarily representing proceeds from the sales of the OTR tire business and the Dunlop brand, as well as other asset dispositions, of $1,328 million, partially offset by capital expenditures of $466 million. Net cash used for financing activities was $107 million, primarily due to net debt repayments of $112 million.
At June 30, 2025, we had $3,158 million of unused availability under our various credit agreements, compared to $3,555 million at December 31, 2024. The table below presents unused availability under our credit facilities at those dates:

(In millions)	June 30, 2025	December 31, 2024
First lien revolving credit facility	$1,470	$2,049
European revolving credit facility	797	832
Chinese credit facilities	508	500
Mexican credit facility	200	—
Other foreign and domestic debt	183	174
	$3,158	$3,555
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

We expect our 2025 full-year cash flow needs to include capital expenditures of approximately $900 million. We also expect interest expense to be approximately $450 million; rationalization payments to be approximately $400 million; income tax payments to be approximately $200 million, excluding one-time items; and contributions to our funded pension plans to be $25 million to $50 million. We expect working capital to be neither a source nor use of cash in 2025.
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
Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, South Africa, Serbia and Argentina, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, South African, Serbian and Argentinian subsidiaries, which are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At June 30, 2025, approximately $888 million of net assets, including approximately $173 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China, South Africa, Serbia and Argentina have not adversely impacted our ability to make transfers out of those countries.
Operating Activities
Net cash used for operating activities was $718 million in the first six months of 2025, compared to net cash used for operating activities of $518 million in the first six months of 2024. The $200 million increase in net cash used for operating activities was primarily due to an increase in cash used for working capital of $300 million, lower earnings in our SBUs of $220 million and increased rationalization payments of $99 million, partially offset by deferred income related to divestitures of $376 million.
The increase in cash used for working capital reflects an increase in cash used for Accounts Receivable of $144 million, Inventory of $115 million and Accounts Payable — Trade of $41 million. These changes were driven by lower sales volume and the timing of accounts receivable collections in the first six months of 2025 compared to the first six months of 2024.
Investing Activities
Net cash provided by investing activities was $837 million in the first six months of 2025, compared to net cash used for investing activities of $488 million in the first six months of 2024. The $1,325 million increase in net cash provided by investing activities was primarily due to net cash provided by the sales of the OTR tire business and the Dunlop brand, as well as other asset dispositions, of $1,328 million in the first six months of 2025, compared to $108 million in the first six months of 2024. Capital expenditures were $466 million in the first six months of 2025, compared to $634 million in the first six months of 2024.
Financing Activities
Net cash used for financing activities was $107 million in the first six months of 2025, compared to net cash provided by financing activities of $896 million in the first six months of 2024. The $1,003 million increase in cash used for financing activities was primarily related to net debt repayments of $112 million in the first six months of 2025, which included the redemption of the remaining $500 million 9.5% senior notes due 2025 and the redemption of $400 million of our 5% senior notes due 2026, compared to net borrowings of $919 million in the first six months of 2024.
Credit Sources
In aggregate, we had total credit arrangements of $10,920 million available at June 30, 2025, of which $3,158 million were unused, compared to $11,223 million available at December 31, 2024, of which $3,555 million were unused. At June 30, 2025, we had long term credit arrangements totaling $10,139 million, of which $2,908 million were unused, compared to $10,352 million and $3,263 million, respectively, at December 31, 2024. At June 30, 2025, we had short term committed and uncommitted credit arrangements totaling $781 million, of which $250 million were unused, compared to $871 million and $292 million, respectively, at December 31, 2024. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lenders and may be terminated at any time.

Outstanding Notes
At June 30, 2025, we had $4,892 million of outstanding notes, compared to $5,240 million at December 31, 2024.
On June 3, 2025, we issued $500 million in aggregate principal amount of 6.625% senior notes due 2030. These notes were sold at 100% of the principal amount and will mature on July 15, 2030.
On June 30, 2025, we redeemed $400 million of our 5% senior notes due 2026 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest. On July 3, 2025, we redeemed the remaining $500 million of our 5% senior notes due 2026 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest. We used the net proceeds from the 6.625% senior notes, together with cash and cash equivalents, to redeem these notes.
$2.75 billion Amended and Restated First Lien Revolving Credit Facility due 2030
On May 19, 2025, we amended and restated our U.S. first lien revolving credit facility. The principal change to the facility was the extension of its maturity from June 8, 2026 to May 19, 2030. The interest rate for loans under the facility remained at SOFR plus 125 basis points.
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
Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the greater of 50% of the appraised value, if any, of our principal trademarks or $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion. As of June 30, 2025, our borrowing base, and therefore our availability, under this facility was $69 million below the facility's stated amount of $2.75 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we would be required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess.
At June 30, 2025, we had $1,210 million of borrowings and $1 million of letters of credit issued under the revolving credit facility. At December 31, 2024, we had $700 million of borrowings and $1 million of letters of credit issued under the revolving credit facility.
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
At June 30, 2025, there were $140 million (€120 million) of borrowings outstanding under the all-borrower tranche, no borrowings outstanding under the German tranche, and no letters of credit outstanding under the European revolving credit facility. At December 31, 2024, we had no borrowings and no letters of credit outstanding under the European revolving credit facility.
Both our first lien revolving credit facility and our European revolving credit facility have customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in our business or financial condition since December 31, 2024 under the first lien facility and December 31, 2021 under the European facility.
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
At June 30, 2025, the amounts available and utilized under this program totaled $200 million (€170 million). At December 31, 2024, the amounts available and utilized under this program totaled $227 million (€218 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At June 30, 2025, the gross amount of receivables sold was $771 million, compared to $773 million at December 31, 2024.
Letters of Credit
At June 30, 2025, we had $229 million in letters of credit issued under bilateral letter of credit agreements and other foreign credit facilities. The majority of these letter of credit agreements are in lieu of security deposits.
Supplier Financing
We have entered into supplier finance programs with several financial institutions. Under these programs, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers. We agree to pay the financial institutions the stated amount of the confirmed invoices from the designated suppliers on the original due dates of the invoices. Invoice payment terms can be up to 120 days based on industry norms for the specific item purchased. We do not pay any fees to the financial institutions and we do not pledge any assets as security or provide other forms of guarantees for these programs. These programs allow our suppliers to sell their receivables to the financial institutions at the sole discretion of the suppliers and the financial institutions on terms that are negotiated among them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under these programs. The amounts available under these programs were $875 million and $775 million at June 30, 2025 and December 31, 2024, respectively. The amounts confirmed to the financial institutions were $692 million and $604 million at June 30, 2025 and December 31, 2024, respectively, and are included in Accounts Payable — Trade in our Consolidated Balance Sheets. All activity related to these obligations is presented within operating activities on the Consolidated Statements of Cash Flows.
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
Covenant Compliance
Our first lien revolving credit facility contains certain covenants that, among other things, limit our ability to incur additional debt or issue redeemable preferred stock, pay dividends, repurchase shares or make certain other restricted payments or investments, incur liens, sell assets, incur restrictions on the ability of our subsidiaries to pay dividends or to make other payments to us, enter into affiliate transactions, engage in sale and leaseback transactions, and consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. The indentures governing our notes also contain certain covenants that, among other things, limit our ability to incur liens, engage in sale and leaseback transactions, and consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications. Our first lien revolving credit facility and the indentures governing our notes also have customary defaults, including cross-defaults to material indebtedness of Goodyear and its subsidiaries.
We have an additional financial covenant in our first lien revolving credit facility that is currently not applicable. We become subject to that financial covenant when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $275 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for the most recent period of four consecutive fiscal quarters. As of June 30, 2025, our unused availability under this facility of $1,470, plus our Available Cash of $134 million, totaled $1,604 million, which is in excess of $275 million.
In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first lien revolving credit facility that are described above, similar non-financial covenants specifically applicable to GEBV and its subsidiaries, and a financial covenant applicable only to GEBV and its subsidiaries. This financial covenant provides that we are not permitted to allow GEBV’s ratio of Consolidated Net GEBV Indebtedness to Consolidated GEBV EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net GEBV Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GEBV and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries, and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net GEBV Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At June 30, 2025, we were in compliance with this financial covenant.
Our credit facilities also state that we may only incur additional debt or make restricted payments that are not otherwise expressly permitted if, after giving effect to the debt incurrence or the restricted payment, our ratio of EBITDA to Consolidated Interest Expense for the prior four fiscal quarters would exceed 2.0 to 1.0. Our credit facilities also permit the incurrence of additional debt through other provisions in those agreements without regard to our ability to satisfy the ratio-based incurrence test described above. We believe that these other provisions provide us with sufficient flexibility to incur additional debt necessary to meet our operating, investing and financing needs without regard to our ability to satisfy the ratio-based incurrence test.
Covenants could change based upon a refinancing or amendment of an existing facility, or additional covenants may be added in connection with the incurrence of new debt.
At June 30, 2025, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.
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
Dividends and Common Stock Repurchases
Under our primary credit facilities, we are permitted to pay dividends on and repurchase our capital stock (which constitute restricted payments) as long as no default will have occurred and be continuing, additional indebtedness can be incurred under the credit facilities following the payment, and certain financial tests are satisfied.
We do not currently pay a quarterly dividend on our common stock.
We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During the first six months of 2025, we did not repurchase any shares from employees.
The restrictions imposed by our credit facilities are not expected to significantly affect our ability to pay dividends or repurchase our capital stock in the future.
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
Supplemental Guarantor Financial Information
Certain of our subsidiaries, which are listed on Exhibit 22.1 to this Quarterly Report on Form 10-Q and are generally holding or operating companies, have guaranteed our obligations under the $500 million outstanding principal amount of 5% senior notes due 2026, the $700 million outstanding principal amount of 4.875% senior notes due 2027, the $850 million outstanding principal amount of 5% senior notes due 2029, the $500 million outstanding principal amount of 6.625% senior notes due 2030, the $550 million outstanding principal amount of 5.25% senior notes due April 2031, the $600 million outstanding principal amount of 5.25% senior notes due July 2031 and the $450 million outstanding principal amount of 5.625% senior notes due 2033 (collectively, the “Notes”).
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
A court might take these actions if it found, among other things, that when the Subsidiary Guarantors incurred the debt evidenced by their Guarantee (i) they received less than reasonably equivalent value or fair consideration for the incurrence of the debt and (ii) any one of the following conditions was satisfied:
•the Subsidiary Guarantor was insolvent or rendered insolvent by reason of the incurrence;
•the Subsidiary Guarantor was engaged in a business or transaction for which its remaining assets constituted unreasonably small capital; or
•the Subsidiary Guarantor intended to incur, or believed (or reasonably should have believed) that it would incur, debts beyond its ability to pay as those debts matured.
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
•such action was intended to defeat, hinder, delay, defraud or prejudice creditors or others;
•such action was taken within a specified period of time prior to the commencement of proceedings under Canadian bankruptcy, insolvency or restructuring legislation in respect of a Subsidiary Guarantor, the consideration received by the Subsidiary Guarantor was conspicuously less than the fair market value of the consideration given, and the Subsidiary Guarantor was insolvent or rendered insolvent by such action and (in some circumstances, or) such action was intended to defraud, defeat or delay a creditor;
•such action was taken within a specified period of time prior to the commencement of proceedings under Canadian bankruptcy, insolvency or restructuring legislation in respect of a Subsidiary Guarantor and such action was taken, or is deemed to have been taken, with a view to giving a creditor a preference over other creditors or, in some circumstances, had the effect of giving a creditor a preference over other creditors; or
•a Subsidiary Guarantor is found to have acted in a manner that was oppressive, unfairly prejudicial to or unfairly disregarded the interests of any shareholder, creditor, director, officer or other interested party.
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

	Summarized Balance Sheets
(In millions)	June 30, 2025	December 31, 2024
Total Current Assets(1)	$6,017	$5,621
Total Non-Current Assets	8,487	8,606

Total Current Liabilities	$3,480	$3,420
Total Non-Current Liabilities	7,867	7,932
(1)Includes receivables due from Non-Guarantor Subsidiaries of $1,487 million and $1,824 million as of June 30, 2025 and December 31, 2024, respectively.

	Summarized Statements of Operations
(In millions)	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Net Sales	$4,964	$10,402
Cost of Goods Sold	4,151	8,427
Selling, Administrative and General Expense	743	1,495
Intangible Asset Impairment	—	125
Rationalizations	79	27
Interest Expense	200	482
Other Income	(66)	(155)
Net (Gains) on Asset Sales	(50)	(14)
Income (Loss) before Income Taxes(2)	$(93)	$15

Net Income (Loss)	$(104)	$26
Goodyear Net Income (Loss)	$(104)	$26
(2)Includes income from intercompany transactions with Non-Guarantor Subsidiaries of $241 million for the six months ended June 30, 2025, primarily from royalties, intercompany product sales, dividends and interest, and $659 million for the year ended December 31, 2024, primarily from royalties, dividends, interest and intercompany product sales.

FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT
Certain information in this Form 10-Q (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:
•if we do not successfully implement the Goodyear Forward plan and our other strategic initiatives, including the sale of our Chemical Business, our operating results, financial condition and liquidity may be materially adversely affected;
•we may not be able to consummate the sale of our Chemical Business on a timely basis or at all, including failure to obtain the required regulatory approvals or to satisfy other conditions to closing;
•we face significant global competition and our market share could decline;
•raw material cost increases may materially adversely affect our operating results and financial condition;
•we have experienced inflationary cost pressures, including with respect to wages, benefits and energy costs, that may materially adversely affect our operating results and financial condition;
•delays or disruptions in our supply chain or in the provision of services, including utilities, to us could result in increased costs or disruptions in our operations;
•a prolonged economic downturn or economic uncertainty could adversely affect our business and results of operations;
•deteriorating economic conditions in any of our major markets, or an inability to access capital markets or third-party financing when necessary, may materially adversely affect our operating results, financial condition and liquidity;
•if we experience a labor strike, work stoppage, labor shortage or other similar event at the Company or its joint ventures, our business, results of operations, financial condition and liquidity could be materially adversely affected;
•financial difficulties, work stoppages, labor shortages, supply disruptions or economic conditions affecting our major OE customers, dealers or suppliers could harm our business;
•our capital expenditures may not be adequate to maintain our competitive position and may not be implemented in a timely or cost-effective manner;
•changes to tariffs, trade agreements or trade restrictions may materially adversely affect our operating results;
•our international operations have certain risks that may materially adversely affect our operating results, financial condition and liquidity;
•we have foreign currency translation and transaction risks that may materially adversely affect our operating results, financial condition and liquidity;
•our long-term ability to meet our obligations, to repay maturing indebtedness or to implement strategic initiatives may be dependent on our ability to access capital markets in the future and to improve our operating results;
•we have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health;
•any failure to be in compliance with any material provision or covenant of our debt instruments, or a material reduction in the borrowing base under our first lien revolving credit facility, could have a material adverse effect on our liquidity and operations;
•our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly;

•we have substantial fixed costs and, as a result, our operating income fluctuates disproportionately with changes in our net sales;
•we may incur significant costs in connection with our contingent liabilities and tax matters;
•our reserves for contingent liabilities and our recorded insurance assets are subject to various uncertainties, the outcome of which may result in our actual costs being significantly higher than the amounts recorded;
•environmental issues, including climate change, or legal, regulatory or market measures to address environmental issues, may negatively affect our business and operations and cause us to incur significant costs;
•we are subject to extensive government regulations that may materially adversely affect our operating results;
•we may be adversely affected by any disruption in, or failure of, our information technology systems due to computer viruses, unauthorized access, cyber-attack, natural disasters or other similar disruptions;
•we may not be able to protect our intellectual property rights adequately;
•if we are unable to attract and retain key personnel, our business could be materially adversely affected; and
•we may be impacted by economic and supply disruptions associated with events beyond our control, such as war, including the current conflicts between Russia and Ukraine and in the Middle East, acts of terror, political unrest, public health concerns, labor disputes or natural disasters.
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
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At June 30, 2025, approximately 30% of our debt was at variable interest rates averaging 6.42%.
The following table presents information about long term fixed rate debt, excluding finance leases, at June 30, 2025:

(In millions)
Carrying amount — liability	$5,027
Fair value — liability	4,933
Pro forma fair value — liability	5,098
The pro forma information assumes a 100 basis point decrease in market interest rates at June 30, 2025, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.
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
The following table presents net foreign currency contract information at June 30, 2025:

(In millions)
Fair value — asset (liability)	$(50)
Pro forma decrease in fair value	(217)
Contract maturities	7/25-5/26
The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at June 30, 2025, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
Fair values are recognized on the Consolidated Balance Sheet at June 30, 2025 as follows:

(In millions)
Current asset (liability):
Accounts receivable	$5
Other current liabilities	(55)
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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2025 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Asbestos Litigation
As reported in our Form 10-K for the year ended December 31, 2024, we were one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 35,400 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the first six months of 2025, approximately 360 claims were filed against us and approximately 2,900 were settled or dismissed. The amounts expended on asbestos defense and claim resolution by us and our insurers during the first six months of 2025 was $7 million. At June 30, 2025, there were approximately 32,860 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. Refer to Note to the Consolidated Financial Statements No. 13, Commitments and Contingent Liabilities, for additional information on asbestos litigation.
Other Matters
In addition to the legal proceedings described above and in our 2024 Form 10-K and quarterly reports on Form 10-Q, various other legal actions, indirect tax assessments, claims and governmental investigations and proceedings covering a wide range of matters are pending against us, including claims and proceedings relating to several waste disposal sites that have been identified by the United States Environmental Protection Agency and similar agencies of various states or foreign jurisdictions for remedial investigation and cleanup, which sites were allegedly used by us in the past for the disposal of industrial waste materials. Based on available information, we do not consider any such action, assessment, claim, investigation or proceeding to be material, within the meaning of that term as used in Item 103 of Regulation S-K and the instructions thereto. As permitted by SEC regulations, we use a threshold of $1 million for purposes of determining whether disclosure is required with respect to any environmental proceedings in which a governmental authority is a party and we reasonably believe that such proceeding will result in monetary sanctions (exclusive of interest and costs).
For additional information regarding our legal proceedings, refer to Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities, and Part I, Item 3, Legal Proceedings, in our 2024 Form 10-K, Part II, Item 1, in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, and Note to the Consolidated Financial Statements No. 13, Commitments and Contingent Liabilities, in this Form 10-Q.
ITEM 1A. RISK FACTORS.
Refer to “Item 1A. Risk Factors” in our 2024 Form 10-K for a discussion of our risk factors.
ITEM 5. OTHER INFORMATION.
During the quarterly period ended June 30, 2025, none of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.
ITEM 6. EXHIBITS.
Refer to the Index of Exhibits, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2025
INDEX OF EXHIBITS

Exhibit Table Item No.	Description of Exhibit	Exhibit Number

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

(a)	Asset Purchase Agreement, dated as of May 22, 2025, by and between the Company and G-3 Purchaser, LLC.*	2.1

(b)	Amendment 1 to Asset Purchase Agreement, dated as of August 4, 2025, by and between the Company and G-3 Purchaser, LLC.*	2.2

4	Instruments Defining the Rights of Security Holders, Including Indentures

(a)
Twelfth Supplemental Indenture, dated as of June 3, 2025, among the Company, the Subsidiary Guarantors and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, N.A., as Trustee, in respect of the Company’s 6.625% Senior Notes due 2030 (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed June 3, 2025, File No. 1-1927).

10	Material Contracts

(a)	Amended and Restated First Lien Credit Agreement, dated as of May 19, 2025, among the Company, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.*	10.1

(b)	Reaffirmation Agreement with respect to the Amended and Restated First Lien Guarantee and Collateral Agreement, dated as of May 19, 2025, among the Company, the subsidiaries of the Company identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.*	10.2

(c)	2022 Performance Plan of the Company, as amended April 14, 2025 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 16, 2025, File No. 1-1927).

22	Subsidiary Guarantors of Guaranteed Securities

(a)	List of Subsidiary Guarantors.	22.1

31	Rule 13a-14(a) Certifications

(a)	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.2

32	Section 1350 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.	32.1

101	Interactive Data Files

	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	101.INS

	Inline XBRL Taxonomy Extension Schema Document.	101.SCH

104	Cover Page Interactive Data File

The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included as Exhibit 101).
*Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.
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

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	August 8, 2025	By	/s/ MARGARET V. SNYDER
Margaret V. Snyder, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the Principal Accounting Officer of the Registrant.)