Form 10-Q
period 2025-09-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2025-11-04
CIK 42582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at October 31, 2025:	286,160,909

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 5. OTHER INFORMATION
EX-10.1
EX-22.1
EX-31.1
EX-31.2
EX-32.1
EX-101.INS INSTANCE DOCUMENT
EX-101.SCH SCHEMA DOCUMENT
EX-104

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Net Sales (Note 3)	$4,645	$4,824	$13,363	$13,931
Cost of Goods Sold	3,801	3,882	11,019	11,231
Selling, Administrative and General Expense	676	663	2,018	2,090
Goodwill and Intangible Asset Impairments (Note 1)	674	125	674	125
Rationalizations (Note 4)	21	11	161	52
Interest Expense	114	135	341	391
Other (Income) Expense (Note 5)	91	36	147	95
Net (Gain) Loss on Asset Sales (Note 2)	1	(1)	(700)	(95)
Income (Loss) before Income Taxes	(733)	(27)	(297)	42
United States and Foreign Tax Expense (Note 6)	1,464	9	1,501	75
Net Income (Loss)	(2,197)	(36)	(1,798)	(33)
Less: Minority Shareholders’ Net Income (Loss)	(2)	1	28	(6)
Goodyear Net Income (Loss)	$(2,195)	$(37)	$(1,826)	$(27)
Goodyear Net Income (Loss) — Per Share of Common Stock
Basic	$(7.62)	$(0.13)	$(6.35)	$(0.09)
Weighted Average Shares Outstanding (Note 7)	288	287	287	286
Diluted	$(7.62)	$(0.13)	$(6.35)	$(0.09)
Weighted Average Shares Outstanding (Note 7)	288	287	287	286
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net Income (Loss)	$(2,197)	$(36)	$(1,798)	$(33)
Other Comprehensive Income (Loss):
Foreign currency:
Foreign currency translation, net of tax of ($6) and $0 in 2025 ($3 and $0 in 2024)	(15)	39	(3)	(20)
Reclassification adjustment for amounts recognized in income, net of tax of $0 and $0 in 2025 ($0 and $0 in 2024)	—	—	8	—
Defined benefit plans:
Reclassification adjustment for amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of ($9) and $4 in 2025 ($7 and $20 in 2024)	34	21	72	62
Change in net actuarial gains and losses, net of tax of ($3) and ($1) in 2025 (($1) and $6 in 2024)	(11)	(3)	(3)	7
Reclassification adjustment for immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures, net of tax of ($1) and ($1) in 2025 ($0 and ($1) in 2024)	69	—	71	(4)
Prior service credit from plan amendments, net of tax of $0 and $0 in 2025 ($7 and $7 in 2024)	—	21	—	21
Deferred derivative gain:
Reclassification adjustment for amounts recognized in income, net of tax of $0 and $0 in 2025 ($0 and $0 in 2024)	—	—	—	1
Other Comprehensive Income (Loss)	77	78	145	67
Comprehensive Income (Loss)	(2,120)	42	(1,653)	34
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	(3)	9	35	(2)
Goodyear Comprehensive Income (Loss)	$(2,117)	$33	$(1,688)	$36
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share data)	September 30, 2025	December 31, 2024
Assets:
Current Assets:
Cash and Cash Equivalents	$810	$810
Accounts Receivable, less Allowance — $100 ($84 in 2024)	3,177	2,482
Inventories:
Raw Materials	646	728
Work in Process	208	207
Finished Products	3,098	2,619
	3,952	3,554
Assets Held for Sale (Note 1)	565	466
Prepaid Expenses and Other Current Assets	520	277
Total Current Assets	9,024	7,589
Goodwill (Note 1)	42	756
Intangible Assets (Note 1)	670	805
Deferred Income Taxes (Note 6)	357	1,686
Other Assets	1,165	1,052
Operating Lease Right-of-Use Assets	1,060	951
Property, Plant and Equipment, less Accumulated Depreciation — $12,230 ($12,212 in 2024)	7,904	8,082
Total Assets	$20,222	$20,921

Liabilities:
Current Liabilities:
Accounts Payable — Trade	$3,944	$4,092
Compensation and Benefits (Notes 11 and 12)	611	606
Other Current Liabilities	1,559	1,089
Notes Payable and Overdrafts (Note 9)	573	558
Operating Lease Liabilities due Within One Year	204	200
Long Term Debt and Finance Leases due Within One Year (Note 9)	219	832
Total Current Liabilities	7,110	7,377
Operating Lease Liabilities	913	804
Long Term Debt and Finance Leases (Note 9)	7,264	6,392
Compensation and Benefits (Notes 11 and 12)	814	789
Deferred Income Taxes (Note 6)	106	108
Other Long Term Liabilities	837	628
Total Liabilities	17,044	16,098
Commitments and Contingent Liabilities (Note 13)
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 286 million in 2025 (285 million in 2024)	286	285
Capital Surplus	3,170	3,159
Retained Earnings	3,255	5,081
Accumulated Other Comprehensive Loss (Note 15)	(3,706)	(3,844)
Goodyear Shareholders’ Equity	3,005	4,681
Minority Shareholders’ Equity — Nonredeemable	173	142
Total Shareholders’ Equity	3,178	4,823
Total Liabilities and Shareholders’ Equity	$20,222	$20,921
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Goodyear Shareholders' Equity	Minority Shareholders' Equity — Non- Redeemable	Total Shareholders' Equity
(In millions, except share data)	Shares	Amount
Balance at December 31, 2024
(after deducting 39,313,644 common treasury shares)	284,974,263	$285	$3,159	$5,081	$(3,844)	$4,681	$142	$4,823
Net income (loss)				369		369	30	399
Other comprehensive income (loss)					60	60	8	68
Total Comprehensive Income (Loss)						429	38	467
Stock-based compensation plans			11			11		11
Dividends declared							(2)	(2)
Common stock issued from treasury	1,039,706	1	(6)			(5)		(5)
Balance at June 30, 2025
(after deducting 38,273,938 common treasury shares)	286,013,969	$286	$3,164	$5,450	$(3,784)	$5,116	$178	$5,294
Net income (loss)				(2,195)		(2,195)	(2)	(2,197)
Other comprehensive income (loss)					78	78	(1)	77
Total Comprehensive Income (Loss)						(2,117)	(3)	(2,120)
Stock-based compensation plans			6			6		6
Dividends declared							(2)	(2)
Common stock issued from treasury	122,812
Balance at September 30, 2025
(after deducting 38,151,126 common treasury shares)	286,136,781	$286	$3,170	$3,255	$(3,706)	$3,005	$173	$3,178
There were no dividends declared or paid during the three and nine months ended September 30, 2025.
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Goodyear Shareholders' Equity	Minority Shareholders' Equity — Non- Redeemable	Total Shareholders' Equity
(In millions, except share data)	Shares	Amount
Balance at December 31, 2023
(after deducting 40,501,644 common treasury shares)	283,786,263	$284	$3,133	$5,035	$(3,835)	$4,617	$162	$4,779
Net income (loss)				10		10	(7)	3
Other comprehensive income (loss)					(7)	(7)	(4)	(11)
Total Comprehensive Income (Loss)						3	(11)	(8)
Stock-based compensation plans			17			17		17
Dividends declared							(7)	(7)
Common stock issued from treasury	900,744	1	(4)			(3)		(3)
Balance at June 30, 2024
(after deducting 39,600,900 common treasury shares)	284,687,007	$285	$3,146	$5,045	$(3,842)	$4,634	$144	$4,778
Net income (loss)				(37)		(37)	1	(36)
Other comprehensive income (loss)					70	70	8	78
Total Comprehensive Income (Loss)						33	9	42
Stock-based compensation plans			6			6		6
Dividends declared							(1)	(1)
Common stock issued from treasury	228,014
Balance at September 30, 2024
(after deducting 39,372,886 common treasury shares)	284,915,021	$285	$3,152	$5,008	$(3,772)	$4,673	$152	$4,825
There were no dividends declared or paid during the three and nine months ended September 30, 2024.
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2025	2024
Cash Flows from Operating Activities:
Net Loss	$(1,798)	$(33)
Adjustments to Reconcile Net Loss to Cash Flows from Operating Activities:
Depreciation and Amortization	813	800
Amortization and Write-Off of Debt Issuance Costs	17	10
Goodwill and Intangible Asset Impairment (Note 1)	674	125
Provision for Deferred Income Taxes (Note 6)	1,345	(37)
Net Pension Curtailments and Settlements	72	(5)
Net Rationalization Charges (Note 4)	161	52
Rationalization Payments	(275)	(149)
Net Gains on Asset Sales (Note 2)	(700)	(95)
Loss (Gain) on Insurance Recoveries for Damaged Property, Plant and Equipment	—	(61)
Operating Lease Expense	238	249
Operating Lease Payments	(214)	(211)
Pension Contributions and Direct Payments	(74)	(45)
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(605)	(658)
Inventories	(433)	(246)
Accounts Payable — Trade	(172)	(199)
Compensation and Benefits	56	39
Other Current Liabilities	299	(58)
Other Assets and Liabilities	(120)	(69)
Total Cash Flows from Operating Activities	(716)	(591)
Cash Flows from Investing Activities:
Capital Expenditures	(649)	(912)
Insurance Recoveries for Damaged Property, Plant and Equipment	—	48
Cash Proceeds from Sale and Leaseback Transactions (Note 5)	—	16
Asset Dispositions	1,332	110
Short Term Securities Redeemed	—	2
Long Term Securities Redeemed	4	4
Notes Receivable	5	(28)
Other Transactions	(29)	1
Total Cash Flows from Investing Activities	663	(759)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	856	1,034
Short Term Debt and Overdrafts Paid	(855)	(803)
Long Term Debt Incurred	13,385	10,315
Long Term Debt Paid	(13,289)	(9,180)
Common Stock Issued	(5)	(3)
Transactions with Minority Interests in Subsidiaries	(4)	(2)
Debt Related Costs and Other Transactions	4	(46)
Total Cash Flows from Financing Activities	92	1,315
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	27	(10)
Net Change in Cash, Cash Equivalents and Restricted Cash	66	(45)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	864	985
Cash, Cash Equivalents and Restricted Cash at End of the Period	$930	$940
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
Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2025.
Revision of Previously Issued Financial Statements
In preparing the consolidated financial statements for the quarter ended June 30, 2025, we identified errors in our previously issued financial statements related to our historical computation of currency remeasurement of our foreign operations in Turkey, which was designated as a highly inflationary economy beginning April 1, 2022. Upon that designation, the operations and balance sheet in that country should be remeasured into our parent company reporting currency, with remeasurement gains and losses recognized in earnings to reflect the impact of currency translation on our financial results. Our computation did not reflect the full inflationary impact. The identified errors impacted our previously issued 2022, 2023 and 2024 annual and interim financial statements. There were no impacts on previously reported cash flows from operating, investing and financing activities in any prior periods.
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
Recently Issued Accounting Standards
On December 14, 2023, the Financial Accounting Standards Board ("FASB") issued a final Accounting Standards Update ("ASU") to improve income tax disclosures. The new standard requires enhanced disclosures primarily related to existing rate reconciliation and income taxes paid information and improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and requiring income taxes paid to be disaggregated by jurisdiction. It also includes certain amendments to improve the effectiveness of income tax disclosures. The standards update is effective for annual periods beginning after December 15, 2024 and will expand our annual income tax disclosures, but will not affect our financial position, results of operations or cash flows.
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
On September 18, 2025, the FASB issued a final ASU to modernize the accounting for internal-use software. This update replaces the previous stage-based capitalization model with a principles-based approach, allowing capitalization of software development costs once management has authorized and committed funding and it is probable the project will be completed and perform its intended function. The ASU also consolidates guidance for website development under the internal-use software framework and expands applicability to cloud-based and agile development methods. The standards update is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. We are currently assessing the impact of this standards update on our accounting policies and disclosures.

Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if an indicator of impairment is present. Intangible assets with finite lives are amortized over their useful lives and are reviewed for impairment whenever events or circumstances warrant such review. Goodwill and intangible assets are written down to fair value if considered impaired. Goodwill and Intangible Assets totaled $42 million and $670 million, respectively, at September 30, 2025, compared to $756 million and $805 million, respectively, at December 31, 2024. The goodwill associated with the reporting unit in our Asia Pacific segment was $42 million at September 30, 2025. The goodwill associated with the reporting units in our Americas and Asia Pacific segments was $715 million and $41 million, respectively, at December 31, 2024. Goodwill associated with the reporting unit in our Americas segment was allocated to assets held for sale in the second quarter of 2025 in the amount of $41 million in connection with the anticipated sale of our polymer chemicals business, and the remaining $674 million was written off, resulting in a non-cash impairment charge during the third quarter of 2025. We recorded an intangible asset impairment charge of $125 million in the third quarter of 2024 primarily related to our lower tier indefinite-lived intangible assets related to the acquisition of Cooper Tire.
In the third quarter of 2025, we experienced continued industry disruption in Americas, which resulted in a reduction in our near-term and long-term outlook. We also experienced a decline in our market capitalization as a result of a decrease in our stock price. Our stock price has a history of volatility; however, given the decrease was sustained throughout the quarter, combined with the reduction in outlook, we viewed these events as triggering events for purposes of testing goodwill for impairment and performed a quantitative analysis of the fair value of the North America reporting unit in our Americas segment. We determined the estimated fair value of our North America reporting unit based on discounted cash flow projections. The most critical assumptions used in the calculation of the fair value of our North America reporting unit are the projected revenue, projected operating margin and discount rate. Our forecast of future cash flows is based on our best estimate of projected revenue and projected operating margin, based primarily on pricing, raw material costs, market share, industry outlook and general economic conditions. Based on our interim impairment test, the fair value of the North America reporting unit as of September 30, 2025 was less than its carrying value, resulting in full goodwill impairment and a non-cash charge of $674 million during the third quarter of 2025.
At September 30, 2025, after evaluating macroeconomic conditions and our current and future results of operations, including current results for our Asia Pacific business and brands associated with our indefinite-lived intangible assets, we concluded that there were no triggering events and it was not more likely than not that the fair values of our reporting unit within our Asia Pacific segment or our indefinite-lived intangible assets recorded within our Americas and Asia Pacific segments were less than their respective carrying values and, therefore, did not have any impairment of those assets.
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
Assets and Liabilities Held for Sale
Assets and liabilities are classified as held for sale when management approves and commits to a formal plan to actively market the assets for sale at a price reasonable in relation to their estimated fair value, the assets are available for immediate sale in their present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the assets is probable and expected to be completed within one year, and it is unlikely that significant changes will be made to the plan. When all of these criteria have been met, the assets and liabilities are classified as held for sale in the balance sheet. Assets classified as held for sale are reported at the lower of their carrying value or fair value less costs to sell. Depreciation of assets ceases upon designation as held for sale. At September 30, 2025, Assets Held for Sale of $565 million, $468 million of which related to the sale of our Chemical business and $97 million of which related to the sale of the Dunlop brand, and Other Current Liabilities classified as held for sale of $150 million related to the sale of our Chemical business, were included in the Consolidated Balance Sheets. At December 31, 2024, assets classified as held for sale of $466 million and liabilities classified as held for sale of $51 million related to the sale of our off-the-road ("OTR") tire business were included within Assets Held for Sale and Other Current Liabilities, respectively, in the Consolidated Balance Sheets. Refer to Note to the Consolidated Financial Statements No. 2, Divestitures, for additional information.

Restricted Cash
The following table provides a reconciliation of Cash, Cash Equivalents and Restricted Cash as reported within the Consolidated Statements of Cash Flows:

	September 30,
(In millions)	2025	2024
Cash and Cash Equivalents	$810	$905
Restricted Cash	120	35
Total Cash, Cash Equivalents and Restricted Cash	$930	$940

Restricted Cash primarily represents amounts required to be set aside for accounts receivable factoring programs. The restrictions lapse when cash from factored accounts receivable is remitted to the purchaser of those receivables. Restricted cash at September 30, 2025 also includes amounts collected in connection with ongoing agreements related to the sale of our OTR tire business. At both September 30, 2025 and 2024, restricted cash was recorded in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets.
Reclassifications and Adjustments
Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.
NOTE 2. DIVESTITURES
Net losses on asset sales were $1 million and net gains were $1 million for the three months ended September 30, 2025 and 2024, respectively. Net gains on asset sales were $700 million and $95 million for the nine months ended September 30, 2025 and 2024, respectively. None of our divestitures meet the criteria for presentation as discontinued operations as they do not represent a strategic shift that will have a major effect on our operations or financial results.
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
As a result of the transaction, considering the receipt of the purchase price of $905 million, subject to certain adjustments set forth in the OTR Purchase Agreement, amounts allocated to deferred income related to the trademark license agreement of $90 million, amounts allocated to deferred revenue related to the product supply agreement of $95 million, and transaction costs of $26 million, and based upon the net assets of the OTR tire business of $439 million, we recorded an estimated pre-tax gain of $255 million. We estimated the fair value of the deferred income related to the trademark license agreement using the relief-from-royalty method, with the most critical assumptions based on projected revenue, royalty rate and discount rate. We estimated the fair value of the deferred revenue related to the product supply agreement using a cost-plus-margin approach, with the most critical assumption based on projected cost of goods sold. The pre-tax income from the assets sold included within the Consolidated Statements of Operations was $13 million for the three months ended September 30, 2024 and $48 million for the nine months ended September 30, 2024. These amounts exclude any ongoing obligations related to the product supply agreement and transition services agreement, as well as any amortization of deferred revenue or income.
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
Net gains on asset sales for the nine months ended September 30, 2025 also included a $55 million gain ($26 million after-tax and minority) related to the sale of property in Asia Pacific. Net gains on asset sales for the nine months ended September 30, 2024 also included an $80 million gain related to the sale of a distribution center in Europe, Middle East and Africa ("EMEA") and a $14 million gain related to the sale-leaseback of a retail location in North America.
On October 31, 2025, we completed the $650 million sale of our polymer chemicals business (the “Chemical Business”) pursuant to the Asset Purchase Agreement (the “Chemical Purchase Agreement”) with G-3 Chickadee Purchaser, LLC, a Delaware limited liability company (the “Purchaser”). At the closing, we received gross cash proceeds of approximately $580 million, which reflects working capital adjustments, including an adjustment for intercompany receivables. The purchase price remains subject to customary post-closing adjustments as set forth in the Chemical Purchase Agreement. The assets acquired and the liabilities assumed by the Purchaser are generally those primarily related to the Chemical Business, including our chemical plants in Houston, Texas and Beaumont, Texas and a research and development facility in Akron, Ohio.
In conjunction with the sale of the Chemical Business, we also entered into a number of ancillary agreements including (a) a master supply agreement, pursuant to which the Purchaser will, or will cause its affiliates to, supply to us certain polymer chemical products for a period of fifteen (15) years, (b) a transition services agreement, pursuant to which we will provide certain transition services to the Purchaser for the Chemical Business for a period of up to eighteen (18) months, and (c) a patent and know-how license agreement, pursuant to which the Purchaser will license back to us certain intellectual property related to the Chemical Business for use in connection with certain retained businesses. As a result of the transaction, considering the purchase price and related adjustments, amounts allocated to deferred revenue and transaction costs, and based upon the net assets of the Chemical Business as of September 30, 2025, we estimate we will record a pre-tax gain of approximately $135 million during the fourth quarter of 2025.

NOTE 3. NET SALES
The following tables show disaggregated net sales from contracts with customers by major source:

	Three Months Ended September 30, 2025
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Tire unit sales	$2,209	$1,222	$474	$3,905
Other tire and related sales	205	148	25	378
Retail services and service related sales	199	37	—	236
Chemical sales	121	—	—	121
Other	3	—	2	5
Net Sales by reportable segment	$2,737	$1,407	$501	$4,645

	Three Months Ended September 30, 2024
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Tire unit sales	$2,319	$1,191	$584	$4,094
Other tire and related sales	197	125	30	352
Retail services and service related sales	203	32	4	239
Chemical sales	133	—	—	133
Other	6	—	—	6
Net Sales by reportable segment	$2,858	$1,348	$618	$4,824

	Nine Months Ended September 30, 2025
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Tire unit sales	$6,349	$3,458	$1,359	$11,166
Other tire and related sales	582	453	71	1,106
Retail services and service related sales	576	117	—	693
Chemical sales	380	—	—	380
Other	14	—	4	18
Net Sales by reportable segment	$7,901	$4,028	$1,434	$13,363

	Nine Months Ended September 30, 2024
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Tire unit sales	$6,616	$3,470	$1,714	$11,800
Other tire and related sales	576	407	82	1,065
Retail services and service related sales	559	97	15	671
Chemical sales	377	—	—	377
Other	15	—	3	18
Net Sales by reportable segment	$8,143	$3,974	$1,814	$13,931
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

When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue included in Other Current Liabilities in the Consolidated Balance Sheets totaled $45 million and $13 million at September 30, 2025 and December 31, 2024, respectively. Deferred revenue included in Other Long Term Liabilities in the Consolidated Balance Sheets totaled $79 million and $6 million at September 30, 2025 and December 31, 2024, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met. Revenue deferred during the three and nine months ended September 30, 2025 primarily relates to the product supply agreement we entered into in connection with the sale of our OTR tire business.
The following table presents the balance of deferred revenue related to contracts with customers, and changes during the nine months ended September 30, 2025:

(In millions)
Balance at December 31, 2024	$19
Revenue deferred during period	248
Revenue recognized during period	(145)
Impact of foreign currency translation	2
Balance at September 30, 2025	$124
NOTE 4. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS
In order to improve our global competitiveness and as part of our execution of the Goodyear Forward transformation plan ("Goodyear Forward"), we have implemented, and are implementing, rationalization actions to reduce high-cost and excess manufacturing capacity and operating and administrative costs.
The following table presents a roll-forward of the liability balance between periods:

(In millions)	Associate- Related Costs	Other Costs	Total
Balance at December 31, 2024	$396	$1	$397
2025 Charges(1)	120	51	171
Incurred, net of foreign currency translation of $40 million and ($1) million, respectively	(184)	(52)	(236)
Reversed to the Statement of Operations	(14)	—	(14)
Balance at September 30, 2025	$318	$—	$318
(1) Charges of $171 million exclude $4 million of benefit plan termination benefit charges recorded in Rationalizations in the Statement of Operations
During the second quarter of 2025, we approved a plan to close our manufacturing facility in Kariega, South Africa in the EMEA business unit in the third quarter of 2025. The plan includes approximately 900 job reductions, including associates and contracted positions. The total charges associated with this action are expected to be between $100 million and $110 million, of which $45 million to $55 million are expected to be cash charges primarily for associate-related and other exit costs and the remaining costs are expected to be non-cash charges primarily for accelerated depreciation and other asset-related charges. We have accrued approximately $6 million for this plan at September 30, 2025.
During the first quarter of 2025, we approved a rationalization plan to eliminate our production of commercial tires in our Danville, Virginia tire manufacturing facility ("Danville") in order to reduce our production cost per tire in Americas. The plan includes approximately 950 job reductions, including associates and contracted positions. We expect to substantially complete this rationalization plan by the end of 2025. Total pre-tax charges are expected to be between $150 million and $160 million, of which $70 million to $80 million are expected to be cash charges primarily for associate-related and other exit costs and the remaining costs are expected to be non-cash charges primarily for accelerated depreciation, pension termination benefit charges and other asset-related charges. We have accrued approximately $16 million for this plan at September 30, 2025.
During the first quarter of 2025, we approved a plan to reduce Selling, Administrative and General expenses (“SAG”) headcount in Americas and Corporate. The plan includes approximately 80 net headcount reductions. Total estimated pre-tax charges are expected to be approximately $6 million. We have accrued approximately $1 million for this plan at September 30, 2025.
The remainder of the accrual balance at September 30, 2025 includes $214 million related to the closures of our Fulda, Germany ("Fulda") and our Fürstenwalde, Germany ("Fürstenwalde") tire manufacturing facilities, $52 million related to a rationalization and workforce reorganization plan in EMEA, which reflects $10 million of reversals due to voluntary attrition,

$6 million related to the plan to open a shared service center in Costa Rica and to exit certain Commercial Tire and Service Center locations, $5 million related to the closed Amiens, France tire manufacturing facility, $4 million related to a global workforce reorganization plan to improve our cost structure, $2 million related to plans to reduce SAG headcount, $2 million related to the closure of Cooper Tire's Melksham, United Kingdom tire manufacturing facility ("Melksham"), and various other plans to reduce headcount and improve operating efficiency.
At September 30, 2025 and December 31, 2024, $248 million and $296 million were recorded in Other Current Liabilities in the Consolidated Balance Sheets, respectively.
The following table shows net rationalization charges included in Income (Loss) before Income Taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Current Year Plans
Associate Severance and Other Related Costs	$6	$6	$95	$29
Benefit Plan Curtailments/Settlements/Termination Benefits	—	—	4	—
Other Exit Costs	2	1	8	2
Current Year Plans - Net Charges	$8	$7	$107	$31

Prior Year Plans
Associate Severance and Other Related Costs	$(2)	$(11)	$11	$(19)
Other Exit Costs	15	15	43	40
Prior Year Plans - Net Charges	$13	$4	$54	$21
Total Net Charges	$21	$11	$161	$52
Asset write-offs (recoveries), accelerated depreciation, and accelerated lease costs, net	$55	$25	$142	$119
Substantially all of the new charges for the three and nine months ended September 30, 2025 and 2024 relate to future cash outflows. Net current year plan charges for the three and nine months ended September 30, 2025 primarily relate to the plans approved during the first and second quarter of 2025 described above. Net current year plan charges for the nine months ended September 30, 2025 also include a $4 million termination benefits charge for one of our defined benefit pension plans related to headcount reductions at Danville. Net current year plan charges for the three months ended September 30, 2024 primarily relate to the plans to reduce SAG and manufacturing headcount. Net current year plan charges for the nine months ended September 30, 2024 also include the plan to open the shared service center in Costa Rica and the closure of our tire manufacturing facility in Malaysia.
Net prior year plan charges for the three months ended September 30, 2025 include $14 million related to the closures of Fulda and Fürstenwalde, $2 million related to plans to reduce SAG headcount, $1 million related to the closure of Melksham, $1 million related to our closure of certain retail and warehouse locations in Americas, and reversals of $5 million primarily related to voluntary attrition. Net prior year plan charges for the nine months ended September 30, 2025 include $44 million related to the closures of Fulda and Fürstenwalde, $7 million related to the rationalization and workforce reorganization plan in EMEA, $5 million related to plans to reduce SAG headcount, $3 million related to the closure of Melksham, $3 million related to our closure of certain retail and warehouse locations in Americas, and reversals of $14 million primarily related to voluntary attrition. Net prior year plan charges for the three months ended September 30, 2024 include $7 million related to the closures of Fulda and Fürstenwalde, $4 million related to the workforce reorganization plan in EMEA, $2 million related to the closure of Melksham, $1 million related to our closure of certain retail and warehouse locations in Americas, $1 million related to plans to reduce SAG headcount, $1 million related to the permanent closure of our Gadsden, Alabama tire manufacturing facility ("Gadsden"), and reversals of $12 million primarily related to voluntary attrition. Net prior year plan charges for the nine months ended September 30, 2024 include $15 million related to the closures of Fulda and Fürstenwalde, $9 million related to the closure of Melksham, $4 million related to the workforce reorganization plan in EMEA, $3 million related to a plan in Australia and New Zealand, $3 million related to the permanent closure of Gadsden, $3 million related to our closure of certain retail and warehouse locations in Americas, $2 million related to plans to reduce SAG headcount, $2 million related to the plan to streamline our EMEA distribution network, $1 million related to a plan in South Africa, $1 million related to the integration of Cooper Tire, and reversals of $25 million related to voluntary attrition.
Asset write-offs (recoveries), accelerated depreciation, and accelerated lease costs for both the three and nine months ended September 30, 2025 primarily relate to the announced closures of Fulda and Fürstenwalde, the proposed plan to close our manufacturing facility in South Africa, and the plan to reduce our production capacity at Danville.

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
Approximately 1,900 associates will be released under plans initiated in 2025, of which approximately 1,650 were released through September 30, 2025. In the first nine months of 2025, approximately 1,650 associates were released under plans initiated in prior years. Approximately 950 associates remain to be released under all ongoing rationalization plans.
NOTE 5. OTHER (INCOME) EXPENSE

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Non-service related pension and other postretirement benefits cost	$90	$22	$139	$72
Financing fees and financial instruments expense	12	16	43	47
Net foreign currency exchange (gains) losses	6	—	12	(3)
Interest income	(9)	(14)	(27)	(41)
General and product liability expense - discontinued products	2	2	5	6
Royalty and other (income)	(17)	(5)	(43)	(16)
Miscellaneous expense	7	15	18	30
	$91	$36	$147	$95
Non-service related pension and other postretirement benefits cost consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost, as well as curtailments and settlements which are not related to rationalization plans. Pension expense for the three and nine months ended September 30, 2025 includes pension settlement charges of $68 million and $72 million, respectively, resulting from total lump sum payments exceeding annual service and interest cost of the applicable plans. Pension expense for the nine months ended September 30, 2024 includes a pension settlement credit of $5 million related to a premium refund on the purchase of a group annuity contract for the Cooper Tire U.S. salaried defined benefit pension plan in 2023. For further information, refer to Note to the Consolidated Financial Statements No. 11, Pension, Savings and Other Postretirement Benefit Plans.
Net foreign currency exchange (gains) losses for the three and nine months ended September 30, 2025 includes a $5 million loss and a $17 million loss, respectively, related to the Turkish lira and a $1 million gain and a $5 million gain, respectively, related to the euro. Net foreign currency exchange (gains) losses for the three months ended September 30, 2024 includes a $5 million loss related to the Turkish lira and a $3 million loss related to the euro. Net foreign currency exchange (gains) losses for the nine months ended September 30, 2024 includes a $7 million loss related to the Turkish lira and a $2 million gain related to the euro.
Royalty and other income for the three and nine months ended September 30, 2025 includes $4 million and $17 million, respectively, primarily related to royalty income, and $13 million and $26 million, respectively, related to OTR transition license agreement royalty income and transition services income related to the sales of the OTR tire business and the Dunlop brand. Royalty and other income for the three and nine months ended September 30, 2024 is primarily related to royalty income.
Miscellaneous expense for the three and nine months ended September 30, 2025 includes transaction costs of $4 million and $7 million, respectively, primarily related to the sale of the Chemical Business. Miscellaneous expense for the three and nine months ended September 30, 2024 includes $11 million of transaction costs related to the sale of the OTR business. Miscellaneous (income) expense for the nine months ended September 30, 2024 also includes an $8 million loss related to the sale of receivables in Argentina.
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

NOTE 6. INCOME TAXES
For the third quarter of 2025, we recorded income tax expense of $1,464 million on loss before income taxes of $733 million. For the first nine months of 2025, we recorded income tax expense of $1,501 million on loss before income taxes of $297 million. Income tax expense for the three and nine months ended September 30, 2025 includes net discrete tax expense of $1,450 million and $1,446 million, respectively. Discrete tax expense for both periods was primarily related to the establishment of a full valuation allowance on our net deferred tax assets in the U.S.
For the third quarter of 2024, we recorded income tax expense of $9 million on loss before income taxes of $27 million. For the first nine months of 2024, we recorded income tax expense of $75 million on income before income taxes of $42 million. Income tax expense for the three and nine months ended September 30, 2024 includes net discrete tax expense of $7 million and $6 million, respectively.
We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for the three and nine months ended September 30, 2025 is mainly impacted by the establishment of a full valuation allowance on our net deferred tax assets of $1.4 billion in the U.S. The difference between our effective tax rate and the U.S. statutory rate of 21% for the three and nine months ended September 30, 2024 primarily relates to losses in foreign jurisdictions in which no tax benefits are recorded and the discrete items noted above.
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
In the U.S., we have a cumulative loss for the three-year period ending September 30, 2025 primarily driven by non-recurring items such as goodwill and intangible asset impairments, rationalization charges, pension curtailments and settlements, and one-time costs associated with the Goodyear Forward plan. For the quarter ended September 30, 2025, due to industry disruption and various macroeconomic factors such as the impact of tariff, transportation, labor and energy costs, our U.S. operating results and future forecasted U.S. earnings have declined. In addition, the One Big Beautiful Bill Act ("OBBBA") was enacted in the third quarter, which reinstates the business interest expense limitation. The reduction in current and expected future earnings in the third quarter, as a result of industry disruption, represents significant negative evidence in the assessment of the realizability of our deferred tax assets. We concluded that as of September 30, 2025, it is more likely than not that our U.S. net deferred tax assets will not be fully realized and recorded a non-cash charge of $1.4 billion to establish a full valuation allowance in the U.S. We intend to maintain a valuation allowance until sufficient positive evidence exists to support realization of these deferred tax assets.
At September 30, 2025 and December 31, 2024, we had approximately $1.4 billion and $1.3 billion, respectively, of U.S. federal, state and local net deferred tax assets, and related valuation allowances totaling $1.4 billion and $26 million, respectively. As of September 30, 2025, approximately $1.2 billion of these U.S. net deferred tax assets had unlimited lives and approximately $200 million had limited lives, and the majority do not start to expire until 2030. As of December 31, 2024, approximately $1.1 billion of these U.S. net deferred tax assets had unlimited lives and approximately $200 million had limited lives, and the majority do not start to expire until 2030.
At September 30, 2025 and December 31, 2024, we also had approximately $1.6 billion and $1.5 billion, respectively, of foreign net deferred tax assets and related valuation allowances of approximately $1.3 billion and $1.2 billion, respectively. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of approximately $1.1 billion on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances on our foreign deferred tax assets having a significant impact on our financial position or results of operations will exist within the next twelve months.
On July 4, 2025, OBBBA was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of tax treatment for certain business provisions. We do not expect a material impact from OBBBA on our 2025 operating tax rates. We will continue to assess the impact on us as regulations develop in the future.

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
For the nine months ended September 30, 2025, changes to our unrecognized tax benefits did not, and for the full year of 2025 are not expected to, have a significant impact on our financial position or results of operations.
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
We disagree with the IRS’s position as stated in the NOPA and plan to challenge the proposed adjustments through the established IRS administrative procedures. Based on the information currently available, we believe that it is more likely than not that our tax position will be sustained upon review; therefore, no changes have been made to our reserve for uncertain tax positions relating to the NOPA. In addition, our U.S. deferred tax assets are in a full valuation allowance as of September 30, 2025. The ultimate resolution of this matter is uncertain, and if the income recognition associated with the transaction is disallowed, we will not be able to use a portion of the deferred tax assets that we utilized to offset the related federal taxes.
NOTE 7. EARNINGS PER SHARE
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are calculated to reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock.
Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Loss per share — basic:
Goodyear net income (loss)	$(2,195)	$(37)	$(1,826)	$(27)
Weighted average shares outstanding	288	287	287	286
Loss per common share — basic	$(7.62)	$(0.13)	$(6.35)	$(0.09)

Loss per share — diluted:
Goodyear net income (loss)	$(2,195)	$(37)	$(1,826)	$(27)
Weighted average shares outstanding	288	287	287	286
Dilutive effect of stock options and other dilutive securities	—	—	—	—
Weighted average shares outstanding — diluted	288	287	287	286
Loss per common share — diluted	$(7.62)	$(0.13)	$(6.35)	$(0.09)
Weighted average shares outstanding — diluted for both the three and nine months ended September 30, 2025 excludes the dilutive effect of approximately 2 million equivalent shares, and, for both the three and nine months ended September 30, 2024, excludes the dilutive effect of approximately 1 million equivalent shares and 2 million equivalent shares, respectively, related primarily to options with exercise prices less than the average market price of our common shares (i.e., "in-the-money" options) and unvested restricted stock units, as their inclusion would have been anti-dilutive due to the Goodyear net loss. Additionally, weighted average shares outstanding — diluted for both the three and nine months ended September 30, 2025 excludes approximately 3 million equivalent shares, and, for both the three and nine months ended September 30, 2024, excludes approximately 4 million equivalent shares and 1 million equivalent shares, respectively, related to options with exercise prices greater than the average market price of our common shares (i.e., "underwater" options).

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
The following tables present segment sales, significant segment expenses and operating income, and the reconciliation of segment operating income to Income before Income Taxes:

	Three Months Ended September 30, 2025
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Net Sales	$2,737	$1,407	$501	$4,645
Less:
Cost of Goods Sold	2,187	1,176	384	3,747
Selling, Administrative and General Expense	350	209	67	626
Other (income)(1)	(6)	(8)	(1)	(15)
Segment Operating Income	$206	$30	$51	$287
Less:
Goodwill Impairment				674
Rationalizations (Note 4)				21
Interest expense				114
Other (income) expense (Note 5)				91
Net (gains) losses on asset sales				1
Asset write-offs, accelerated depreciation and accelerated lease costs, net (Note 4)				55
Corporate incentive compensation plans				8
Retained expenses of divested operations				5
Other(2)				51
Loss before Income Taxes				$(733)
(1) Primarily represents OTR transition license agreement royalty income, in addition to transition services income related to the sales of the OTR tire business and the Dunlop brand.
(2) Primarily represents unallocated corporate costs and the elimination of royalty and other income attributable to the strategic business units (“SBUs”).

	Three Months Ended September 30, 2024
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Net Sales	$2,858	$1,348	$618	$4,824
Less:
Cost of Goods Sold	2,274	1,123	472	3,869
Selling, Administrative and General Expense	336	202	74	612
Other (income)(1)	(3)	—	—	(3)
Segment Operating Income	$251	$23	$72	$346
Less:
Intangible Asset Impairment				125
Rationalizations (Note 4)				11
Interest expense				135
Other (income) expense (Note 5)				36
Net (gains) losses on asset sales				(1)
Asset write-offs, accelerated depreciation and accelerated lease costs, net (Note 4)				25
Corporate incentive compensation plans				14
Retained expenses of divested operations				3
Other(2)				25
Loss before Income Taxes				$(27)
(1) Primarily represents royalty income attributable to the SBUs.
(2) Primarily represents unallocated corporate costs and the elimination of royalty income attributable to the SBUs. Other also includes $14 million of costs related to the Goodyear Forward plan, primarily related to third-party consulting fees.

	Nine Months Ended September 30, 2025
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Net Sales	$7,901	$4,028	$1,434	$13,363
Less:
Cost of Goods Sold	6,376	3,411	1,102	10,889
Selling, Administrative and General Expense	1,043	633	198	1,874
Other (income)(1)	(20)	(16)	(5)	(41)
Segment Operating Income	$502	$—	$139	$641
Less:
Goodwill Impairment				674
Rationalizations (Note 4)				161
Interest expense				341
Other (income) expense (Note 5)				147
Net (gains) losses on asset sales				(700)
Asset write-offs, accelerated depreciation and accelerated lease costs, net (Note 4)				142
Corporate incentive compensation plans				44
Retained expenses of divested operations				8
Other(2)				121
Loss before Income Taxes				$(297)
(1) Primarily represents OTR transition license agreement royalty income, in addition to transition services income related to the sales of the OTR tire business and the Dunlop brand.
(2) Primarily represents unallocated corporate costs and the elimination of royalty and other income attributable to the SBUs.

	Nine Months Ended September 30, 2024
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Net Sales	$8,143	$3,974	$1,814	$13,931
Less:
Cost of Goods Sold	6,470	3,289	1,386	11,145
Selling, Administrative and General Expense	1,013	633	234	1,880
Other (income)(1)	(11)	(2)	(1)	(14)
Segment Operating Income	$671	$54	$195	$920
Less:
Intangible Asset Impairment				125
Rationalizations (Note 4)				52
Interest expense				391
Other (income) expense (Note 5)				95
Net (gains) losses on asset sales				(95)
Asset write-offs, accelerated depreciation and accelerated lease costs, net (Note 4)				119
Corporate incentive compensation plans				50
Retained expenses of divested operations				11
Other(2)				130
Income before Income Taxes				$42
(1) Primarily represents royalty income attributable to the SBUs.
(2) Primarily represents unallocated corporate costs and the elimination of royalty income attributable to the SBUs. Other also includes $81 million of costs related to the Goodyear Forward plan, primarily related to third-party consulting fees.

The following table presents segment assets at:

(In millions)	September 30, 2025	December 31, 2024
Assets
Americas	$11,357	$11,406
Europe, Middle East and Africa	5,559	4,514
Asia Pacific	2,234	2,610
Total Segment Assets	$19,150	$18,530
Corporate(1)	1,072	2,391
	$20,222	$20,921
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net Sales
United States	$2,262	$2,373	$6,548	$6,661
International	2,383	2,451	6,815	7,270
	$4,645	$4,824	$13,363	$13,931
(In millions)			September 30, 2025	December 31, 2024
Long-Lived Assets
United States			$3,523	$3,688
China			648	676
Other international			3,733	3,718
			$7,904	$8,082

Goodwill and intangible asset impairment, as described in Notes to the Consolidated Financial Statements No. 1, Accounting Policies; rationalizations, as described in Note to the Consolidated Financial Statements No. 4, Costs Associated with Rationalization Programs; net (gains) losses on asset sales, as described in Note to the Consolidated Financial Statements No. 2, Divestitures; and asset write-offs and accelerated depreciation were not charged (credited) to the SBUs for performance evaluation purposes but were attributable to the SBUs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Goodwill and Intangible Asset Impairment
Americas	$674	$125	$674	$125
Total Segment Goodwill and Intangible Asset Impairment	$674	$125	$674	$125

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Rationalizations
Americas	$4	$5	$76	$20
Europe, Middle East and Africa	16	(2)	71	8
Asia Pacific	—	1	1	14
Total Segment Rationalizations	$20	$4	$148	$42
Corporate	1	7	13	10
	$21	$11	$161	$52

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net (Gains) Losses on Asset Sales
Americas	$(3)	$—	$(4)	$(14)
Europe, Middle East and Africa	—	—	—	(80)
Asia Pacific	—	(1)	(55)	(1)
Total Segment (Gains) Losses on Asset Sales	$(3)	$(1)	$(59)	$(95)
Corporate	4	—	(641)	—
	$1	$(1)	$(700)	$(95)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Asset Write-Offs, Accelerated Depreciation, and Accelerated Lease Costs, net
Americas	$20	$1	$62	$11
Europe, Middle East and Africa	33	17	75	50
Asia Pacific	2	7	5	37
Total Segment Asset Write-Offs, Accelerated Depreciation, and Accelerated Lease Costs, net	$55	$25	$142	$98
Corporate	—	—	—	21
	$55	$25	$142	$119
The following tables present segment capital expenditures and depreciation and amortization:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Capital Expenditures
Americas	$117	$187	$444	$596
Europe, Middle East and Africa	30	59	122	206
Asia Pacific	24	27	68	87
Total Segment Capital Expenditures	$171	$273	$634	$889
Corporate	12	5	15	23
	$183	$278	$649	$912

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Depreciation and Amortization
Americas	$152	$139	$468	$441
Europe, Middle East and Africa	78	70	227	208
Asia Pacific	30	35	90	120
Total Segment Depreciation and Amortization	$260	$244	$785	$769
Corporate	9	10	28	31
	$269	$254	$813	$800

The following table presents segment equity in the net (income) loss of investees accounted for by the equity method:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Equity in (Income) Loss
Americas	$2	$5	$28	$24
Europe, Middle East and Africa	—	—	(1)	(1)
Asia Pacific	(4)	(3)	(11)	(7)
Total Segment Equity in (Income) Loss	$(2)	$2	$16	$16
NOTE 9. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
At September 30, 2025, we had total credit arrangements of $10,545 million, of which $2,547 million were unused. At that date, approximately 38% of our debt was at variable interest rates averaging 5.99%.
Notes Payable and Overdrafts, Long Term Debt and Finance Leases due Within One Year and Short Term Financing Arrangements
At September 30, 2025, we had short term committed and uncommitted credit arrangements totaling $839 million, of which $228 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.
The following table presents amounts due within one year:

(In millions)	September 30, 2025	December 31, 2024
Chinese credit facilities	$89	$66
Other foreign and domestic debt	484	492
Notes Payable and Overdrafts	$573	$558
Weighted average interest rate	7.72%	8.00%

Chinese credit facilities	$85	$81
9.5% Notes due 2025	—	500
Other foreign and domestic debt (including finance leases)	134	251
Long Term Debt and Finance Leases due Within One Year	$219	$832
Weighted average interest rate	4.75%	8.46%
Total obligations due within one year	$792	$1,390
Long Term Debt and Finance Leases and Financing Arrangements
At September 30, 2025, we had long term credit arrangements totaling $9,706 million, of which $2,319 million were unused.

The following table presents long term debt and finance leases, net of unamortized discounts, and interest rates:

	September 30, 2025		December 31, 2024
(In millions)	Amount	Interest Rate	Amount	Interest Rate
Notes:
9.5% due 2025	$—		$500
5% due 2026	—		900
4.875% due 2027	700		700
7.625% due 2027	122		124
7% due 2028	150		150
2.75% Euro Notes due 2028	470		416
5% due 2029	850		850
6.625% due 2030	500		—
5.25% due April 2031	550		550
5.25% due July 2031	600		600
5.625% due 2033	450		450
Credit Facilities:
First lien revolving credit facility due 2030	1,325	5.43%	700	5.86%
European revolving credit facility due 2028	446	3.42%	—	—
Pan-European accounts receivable facility	242	3.91%	227	4.83%
Mexican credit facility	200	5.99%	200	7.36%
Chinese credit facilities	186	2.32%	147	2.50%
Other foreign and domestic debt(1)	458	8.49%	480	7.39%
	7,249		6,994
Unamortized deferred financing fees	(28)		(31)
	7,221		6,963
Finance lease obligations(2)	262		261
	7,483		7,224
Less portion due within one year	(219)		(832)
	$7,264		$6,392

(1)Interest rates are weighted average interest rates primarily related to various foreign credit facilities with customary terms and conditions.
(2)Includes $1 million of non-cash financing additions during the nine months ended September 30, 2025, and $2 million of non-cash financing additions during the twelve months ended December 31, 2024.

NOTES
At September 30, 2025, we had $4,392 million of outstanding notes, compared to $5,240 million at December 31, 2024.
$500 million 9.5% Senior Notes due 2025
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
Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under the facility and our subsidiaries' obligations under the related guarantees are secured by first priority security interests in a variety of collateral. Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the greater of 50% of the appraised value, if any, of our principal trademarks or $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion. As of September 30, 2025, our borrowing base was above the facility's stated amount of $2.75 billion.
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
At September 30, 2025, we had $1,325 million of borrowings and $1 million of letters of credit issued under the revolving credit facility. At December 31, 2024, we had $700 million of borrowings and $1 million of letters of credit issued under the revolving credit facility.
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
At September 30, 2025, there were $235 million (€200 million) of borrowings outstanding under the all-borrower tranche, $211 million (€180 million) of borrowings outstanding under the German tranche, and no letters of credit outstanding under the European revolving credit facility. At December 31, 2024, we had no borrowings and no letters of credit outstanding under the European revolving credit facility.
Accounts Receivable Securitization Facilities (On-Balance Sheet)
On October 10, 2025, GEBV and certain other of our European subsidiaries amended and restated our pan-European accounts receivable securitization facility. The principal change to the facility was the extension of its maturity from October 19, 2027 to October 18, 2032. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €30 million and not more than €450 million. For the period from October 2023 through October 2027, the designated maximum amount of the facility is €300 million.
The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GEBV subsidiaries. These subsidiaries retain servicing responsibilities. Utilization under this facility is based on eligible receivable balances.
The funding commitments under the facility will expire upon the earliest to occur of: (a) October 18, 2032, (b) the non-renewal and expiration (without substitution) of all of the back-up liquidity commitments, (c) the early termination of the facility according to its terms (generally upon an Early Amortisation Event (as defined in the facility), which includes, among other things, events similar to the events of default under our first lien revolving credit facility; certain tax law changes; or certain changes to law, regulation or accounting standards), or (d) our request for early termination of the facility. The facility’s current back-up liquidity commitments will expire in October 2027.
The facility has customary representations, warranties, covenants and Early Amortisation Events. In addition, it is an Early Amortisation Event under the facility if GEBV’s ratio of Consolidated Net GEBV Indebtedness to Consolidated GEBV EBITDA for a period of four consecutive fiscal quarters is greater than 3.0 to 1.0 at the end of any fiscal quarter. This financial covenant is substantially similar to the covenant included in our European revolving credit facility.
At September 30, 2025, the amounts available and utilized under this program totaled $242 million (€206 million). At December 31, 2024, the amounts available and utilized under this program totaled $227 million (€218 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.
For a description of the collateral securing the credit facilities described above as well as the covenants applicable to them, refer to Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments, in our 2024 Form 10-K.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At September 30, 2025, the gross amount of receivables sold was $752 million, compared to $773 million at December 31, 2024.
Supplier Financing
We have entered into supplier finance programs with several financial institutions. Under these programs, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers. We agree to pay the financial institutions the stated amount of the confirmed invoices from the designated suppliers on the original due dates of the invoices. Invoice payment terms can be up to 120 days based on industry norms for the specific item purchased. We do not pay any fees to the financial institutions and we do not pledge any assets as security or provide other forms of guarantees for these programs. These programs allow our suppliers to sell their receivables to the financial institutions at the sole discretion of the suppliers and the financial institutions on terms that are negotiated among them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under these programs. The amounts available under these programs were $902 million and $775 million at September 30, 2025 and December 31, 2024, respectively. The amounts confirmed to the financial institutions were $587 million and $604 million at September 30, 2025 and December 31, 2024, respectively, and are included in Accounts Payable — Trade in our Consolidated Balance Sheets. All activity related to these obligations is presented within operating activities on the Consolidated Statements of Cash Flows.
Other Foreign Credit Facilities
A Mexican subsidiary and a U.S. subsidiary have a revolving credit facility in Mexico. At September 30, 2025 and December 31, 2024, the amounts available and utilized under this facility were $200 million. The facility matures on November 22, 2026, has covenants relating to the Mexican and U.S. subsidiaries and has customary representations and warranties and defaults relating to the Mexican and U.S. subsidiaries' ability to perform their respective obligations under the facility.
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
The following table presents the total amounts available and utilized under the Chinese financing arrangements:

(In millions)	September 30, 2025	December 31, 2024
Total available	$917	$817
Amounts utilized:
Notes Payable and Overdrafts	$89	$66
Long Term Debt due Within One Year	85	81
Long Term Debt	101	66
Letters of credit, bank acceptances and other utilization	168	104
Total utilized	$443	$317

Maturities	10/25-8/28	1/25-8/28
Certain of these facilities can only be used to finance the expansion of our manufacturing facilities in China and the unused amount available under these facilities was $31 million at both September 30, 2025 and December 31, 2024.
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
The following table presents the fair values for foreign currency hedge contracts that do not meet the criteria to be accounted for as cash flow hedging instruments:

(In millions)	September 30, 2025	December 31, 2024
Fair Values — Current asset (liability):
Accounts receivable	$5	$28
Other current liabilities	(27)	(3)
At September 30, 2025 and December 31, 2024, these outstanding foreign currency derivatives had notional amounts of $2,357 million and $1,779 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction gains on derivatives of $4 million and losses of $102 million for the three and nine months ended September 30, 2025, respectively. Other (Income) Expense included net transaction losses on derivatives of $35 million and gains of $11 million for the three and nine months ended September 30, 2024, respectively. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.
At September 30, 2025 and December 31, 2024, we did not have any open foreign currency hedge contracts that meet the criteria to be accounted for as cash flow hedging instruments.
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
The following table presents the classification of changes in fair values of foreign currency contracts that meet the criteria to be accounted for as cash flow hedging instruments (before tax and minority):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Amount of gains (losses) deferred to Accumulated Other Comprehensive Loss ("AOCL")	$—	$—	$—	$—
Reclassification adjustment for amounts recognized in CGS	—	—	—	1
No net deferred losses at September 30, 2025 are expected to be reclassified to earnings within the next twelve months.
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
NOTE 10. FAIR VALUE MEASUREMENTS
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheets at September 30, 2025 and December 31, 2024:

	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2025	2024	2025	2024	2025	2024	2025	2024
Assets:
Investments	$13	$16	$13	$16	$—	$—	$—	$—
Foreign Exchange Contracts	5	28	—	—	5	28	—	—
Total Assets at Fair Value	$18	$44	$13	$16	$5	$28	$—	$—

Liabilities:
Foreign Exchange Contracts	$27	$3	$—	$—	$27	$3	$—	$—
Total Liabilities at Fair Value	$27	$3	$—	$—	$27	$3	$—	$—

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding finance leases, at September 30, 2025 and December 31, 2024:

(In millions)	September 30, 2025	December 31, 2024
Fixed Rate Debt:(1)
Carrying amount — liability	$4,504	$5,367
Fair value — liability	4,393	5,076

Variable Rate Debt:(1)
Carrying amount — liability	$2,717	$1,600
Fair value — liability	2,652	1,590
(1)Excludes Notes Payable and Overdrafts of $573 million and $558 million at September 30, 2025 and December 31, 2024, respectively, of which $268 million and $241 million, respectively, are at fixed rates and $305 million and $317 million, respectively, are at variable rates. The carrying value of Notes Payable and Overdrafts approximates fair value due to the short term nature of the facilities.

Long term debt with fair values of $4,253 million and $4,921 million at September 30, 2025 and December 31, 2024, respectively, were estimated using quoted Level 1 market prices. The carrying value of the remaining long term debt approximates fair value since the terms of the financing arrangements are similar to terms that could be obtained under current lending market conditions.
NOTE 11. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide employees with defined benefit pension or defined contribution savings plans.
Defined benefit pension cost follows:

	U.S.		U.S.
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Service cost	$1	$2	$4	$6
Interest cost	40	44	121	131
Expected return on plan assets	(50)	(52)	(151)	(156)
Amortization of net losses	24	24	71	72
Net periodic pension cost	$15	$18	$45	$53
Net curtailments/settlements/termination benefits	68	—	76	(5)
Total defined benefit pension cost	$83	$18	$121	$48

	Non-U.S.		Non-U.S.
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Service cost	$4	$5	$12	$14
Interest cost	26	26	76	79
Expected return on plan assets	(24)	(23)	(70)	(68)
Amortization of prior service cost	—	—	1	1
Amortization of net losses	6	5	16	15
Net periodic pension cost	$12	$13	$35	$41
Net curtailments/settlements/termination benefits	—	—	1	—
Total defined benefit pension cost	$12	$13	$36	$41
Service cost is recorded in CGS or SAG. Other components of net periodic pension cost are recorded in Other (Income) Expense. Net curtailments, settlements and termination benefits, if any, are recorded in Other (Income) Expense or Rationalizations if related to a rationalization plan.
In the third quarter and first nine months of 2025, pension settlement charges of $68 million and $72 million, respectively, were recorded in Other (Income) Expense. The settlement charges resulted from total lump sums exceeding annual service and interest cost of the applicable plans, including $68 million in the third quarter from the offer of lump sum payments over a limited time to certain active and former employees in the U.S. salaried defined benefit pension plan. In addition, in the first nine months of 2025, pension termination benefits charges of $4 million and $1 million were recorded related to the exit of employees under an approved rationalization plan and the sale of the OTR tire business, respectively.
In the first nine months of 2024, a pension settlement credit of $5 million was recorded in Other (Income) Expense. The settlement credit resulted from a premium refund related to the purchase of a group annuity contract for the Cooper Tire U.S. salaried defined benefit pension plan in 2023.
We also provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Other postretirement benefits (income) expense for three months ended September 30, 2025 and 2024 was $(1) million and $1 million, respectively, and for the nine months ended September 30, 2025 and 2024 was $(1) million and $5 million, respectively.
We expect to contribute $20 million to $30 million to our funded non-U.S. pension plans in 2025. For the three and nine months ended September 30, 2025, we contributed $8 million and $21 million, respectively, to our non-U.S. plans.
The expense recognized for our contributions to defined contribution savings plans for the three months ended September 30, 2025 and 2024 was $30 million and $34 million, respectively, and for the nine months ended September 30, 2025 and 2024 was $92 million and $104 million, respectively.
NOTE 12. STOCK COMPENSATION PLANS
Our Board of Directors granted 2.1 million restricted stock units and 1.0 million performance share units during the nine months ended September 30, 2025 under our stock compensation plans. We measure the fair value of grants of restricted stock units and performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $9.73 for restricted stock units and $9.31 for performance share units granted during the nine months ended September 30, 2025.
We recognized stock-based compensation expense of $6 million and $17 million during the three and nine months ended September 30, 2025, respectively. At September 30, 2025, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $23 million and is expected to be recognized over the remaining vesting period of the respective grants, through the third quarter of 2028. We recognized stock-based compensation expense of $6 million and $15 million during the three and nine months ended September 30, 2024, respectively.
NOTE 13. COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
We have recorded liabilities totaling $77 million and $81 million at September 30, 2025 and December 31, 2024, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $20 million and $24 million were included in Other Current Liabilities at September 30, 2025 and December 31, 2024, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
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
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $161 million and $158 million for anticipated costs related to workers’ compensation at September 30, 2025 and December 31, 2024, respectively. Of these amounts, $28 million and $31 million were included in Other Current Liabilities as part of Compensation and Benefits at September 30, 2025 and December 31, 2024, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At September 30, 2025 and December 31, 2024, the liability was discounted using a risk-free rate of return. At September 30, 2025, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $25 million.
General and Product Liability and Other Litigation
We have recorded liabilities for both asserted and unasserted claims totaling $409 million and $406 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at September 30, 2025 and December 31, 2024, respectively. Of these amounts, $81 million and $60 million were included in Other Current Liabilities at September 30, 2025 and December 31, 2024, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at September 30, 2025, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.
We have recorded an indemnification asset within Accounts Receivable of $4 million and within Other Assets of $2 million for SRI's obligation to indemnify us for certain product liability claims related to products manufactured by a formerly consolidated joint venture entity, subject to certain caps and restrictions.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and federal courts. To date, we have disposed of approximately 164,800 claims by defending, obtaining the dismissal thereof, or entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $601 million through September 30, 2025 and $589 million through December 31, 2024.
A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by settlement or dismissal in large numbers, the amount and timing of filings, settlements and dismissals and the number of open claims during a particular period can fluctuate significantly.

(Dollars in millions)	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Pending claims, beginning of period	35,400	35,800
New claims filed	600	900
Claims settled/dismissed	(3,600)	(1,300)
Pending claims, end of period	32,400	35,400
Payments(1)	$11	$14
(1)Represents cash payments made during the period by us and our insurers for asbestos litigation defense and claim resolution.
We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $116 million and $115 million at September 30, 2025 and December 31, 2024, respectively. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future may result in an increase in the recorded obligation, and that increase could be significant.
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
We recorded an insurance receivable related to asbestos claims of $64 million and $63 million at September 30, 2025 and December 31, 2024, respectively. We expect that approximately 55% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $11 million was included in Current Assets as part of Accounts Receivable at both September 30, 2025 and December 31, 2024. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.

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
We disagree with the IRS’s position as stated in the NOPA and plan to challenge the proposed adjustments through the established IRS administrative procedures. Based on the information currently available, we believe that it is more likely than not that our tax position will be sustained upon review; therefore, no changes have been made to our reserve for uncertain tax positions relating to the NOPA. In addition, our U.S. deferred tax assets are in a full valuation allowance as of September 30, 2025. The ultimate resolution of this matter is uncertain, and if the income recognition associated with the transaction is disallowed, we will not be able to use a portion of the deferred tax assets that we utilized to offset the related federal taxes.
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
Binding Commitments and Guarantees
We have off-balance sheet financial guarantees and other commitments totaling $29 million at both September 30, 2025 and December 31, 2024. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. We generally do not require collateral in connection with the issuance of these guarantees.
In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of $46 million to an insurance company related to SRI's obligation to pay certain outstanding workers' compensation claims of a formerly consolidated joint venture entity. As of September 30, 2025, this guarantee amount has been reduced to $15 million. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to continue to decrease over time as the formerly consolidated joint venture entity pays its outstanding claims.
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
We have an agreement to provide a revolving loan commitment to TireHub, LLC of up to $130 million. The carrying value of our net investment in TireHub was $64 million and $110 million, which includes an outstanding loan receivable of $113 million and $119 million, including $2 million of interest, at September 30, 2025 and December 31, 2024, respectively, and was included in Other Assets on our Consolidated Balance Sheets. Our investment in TireHub is accounted for under the equity method of accounting and, as such, includes our 50% share of the net income (losses) of TireHub.
NOTE 14. CAPITAL STOCK
Common Stock Repurchases
We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During the first nine months of 2025, we did not repurchase any shares from employees.
NOTE 15. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present changes in AOCL, by component, for the nine months ended September 30, 2025 and 2024, after tax and minority interest.

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) from Securities	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2024	$(1,705)	$1	$(2,140)	$—	$(3,844)
Other comprehensive income (loss) before reclassifications	(10)	—	(3)	—	(13)
Amounts reclassified from accumulated other comprehensive income (loss)	8	—	143	—	151
Balance at September 30, 2025	$(1,707)	$1	$(2,000)	$—	$(3,706)

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) from Securities	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2023	$(1,613)	$1	$(2,224)	$1	$(3,835)
Other comprehensive income (loss) before reclassifications	(24)	—	28	—	4
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	58	1	59
Balance at September 30, 2024	$(1,637)	$1	$(2,138)	$2	$(3,772)

The following table presents reclassifications out of AOCL:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(In millions) (Income) Expense	Amount Reclassified from AOCL		Amount Reclassified from AOCL		Affected Line Item in the Consolidated Statements of Operations
Component of AOCL
Foreign currency translation adjustment, before tax	$—	$—	$8	$—	Net (Gain) Loss on Asset Sales
Tax effect	—	—	—	—	United States and Foreign Taxes
Net of tax	$—	$—	$8	$—	Goodyear Net Income (Loss)

Amortization of prior service cost and unrecognized gains and losses	$25	$28	$76	$82	Other (Income) Expense
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures	68	—	70	(5)	Other (Income) Expense
Unrecognized net actuarial losses and prior service costs, before tax	$93	$28	$146	$77
Tax effect	10	(7)	(3)	(19)	United States and Foreign Taxes
Net of tax	$103	$21	$143	$58	Goodyear Net Income (Loss)

Deferred derivative (gains) losses, before tax	$—	$—	$—	$1	Cost of Goods Sold
Tax effect	—	—	—	—	United States and Foreign Taxes
Net of tax	$—	$—	$—	$1	Goodyear Net Income (Loss)
Total reclassifications	$103	$21	$151	$59	Goodyear Net Income (Loss)
The following table presents the details of comprehensive income (loss) attributable to minority shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net Income (Loss) Attributable to Minority Shareholders	$(2)	$1	$28	$(6)
Other Comprehensive Income (Loss):
Foreign currency translation	(1)	8	7	4
Other Comprehensive Income (Loss)	$(1)	$8	$7	$4
Comprehensive Income (Loss) Attributable to Minority Shareholders	$(3)	$9	$35	$(2)

NOTE 16. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
As discussed in Note 1, in preparing the consolidated financial statements as of and for the three and nine months ended September 30, 2025, we identified errors in our previously issued financial statements related to our historical computation of currency remeasurement of our foreign operations in Turkey, which was designated as a highly inflationary economy beginning April 1, 2022. The identified errors impacted our previously issued 2022, 2023 and 2024 annual and interim financial statements. There were no impacts on previously reported cash flows from operating, investing and financing activities in any prior periods.
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
The following tables reflect the impact of the revision to the specific line items presented in our previously reported financial information.
Impacts to Consolidated Statements of Operations and Comprehensive Income (in millions, except per share data)

	Nine Months Ended September 30, 2024			Three Months Ended September 30, 2024
	As Reported	Revision	As Revised	As Reported	Revision	As Revised
Cost of Goods Sold	$11,218	$13	$11,231	$3,881	$1	$3,882
Other Expense (1)	$87	$8	$95	$35	$1	$36
Net Loss	$(12)	$(21)	$(33)	$(34)	$(2)	$(36)
Minority Shareholders’ Net Income (Loss)	$(6)	$—	$(6)	$—	$1	$1
Goodyear Net Loss	$(6)	$(21)	$(27)	$(34)	$(3)	$(37)
Comprehensive Income (Loss)	$55	$(21)	$34	$44	$(2)	$42
Comprehensive Income (Loss) Attributable to Minority Shareholders	$(2)	$—	$(2)	$8	$1	$9
Goodyear Comprehensive Income (Loss)	$57	$(21)	$36	$36	$(3)	$33
Basic EPS	$(0.02)	$(0.07)	$(0.09)	$(0.12)	$(0.01)	$(0.13)
Diluted EPS	$(0.02)	$(0.07)	$(0.09)	$(0.12)	$(0.01)	$(0.13)
(1) Other Expense also reflects the reclassification of Net (Gain) Loss on Asset Sales of $(1) million for the three months ended September 30, 2024 and $(95) million for the nine months ended September 30, 2024, to conform to the current presentation.

Impacts to Consolidated Balance Sheets and Statements of Shareholders' Equity (in millions)

	December 31, 2024
	As Reported	Revision	As Revised
Inventories	$3,597	$(43)	$3,554
Total Current Assets	$7,632	$(43)	$7,589
Total Assets	$20,964	$(43)	$20,921
Accounts Payable — Trade	$4,052	$40	$4,092
Total Current Liabilities	$7,337	$40	$7,377
Total Liabilities	$16,058	$40	$16,098
Retained Earnings	$5,156	$(75)	$5,081
Goodyear Shareholders' Equity	$4,756	$(75)	$4,681
Minority Shareholders' Equity	$150	$(8)	$142
Total Shareholders' Equity	$4,906	$(83)	$4,823
Total Liabilities and Shareholders' Equity	$20,964	$(43)	$20,921

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
All per share amounts are diluted and refer to Goodyear net income (loss).
OVERVIEW
The Goodyear Tire & Rubber Company (the "Company," "Goodyear," "we," "us" or "our") is one of the world’s leading manufacturers of tires, with one of the most recognizable brand names in the world and operations in most regions of the world. We have a broad global footprint with 51 manufacturing facilities in 19 countries, including the United States. We operate our business through three operating segments representing our regional tire businesses: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific.
Results of Operations
On November 15, 2023, we announced a transformation plan, Goodyear Forward, that is intended to optimize our portfolio of products, deliver segment operating margin expansion and reduce our leverage in order to drive sustainable, long-term shareholder value creation. Optimization of our portfolio consisted of a strategic review of three major asset groups: our chemical operations which produces synthetic rubber and other chemical products in our Americas segment, the Dunlop brand for which we own rights in certain markets throughout the world, but is primarily used in our EMEA segment, and our global off-the-road ("OTR") tire business. Our plans for margin expansion include brand optimization and tiering to capitalize on premium tire pricing and volume and a reduction of our overall exposure related to lower-tiered products either through margin expansion or product line rationalization, resulting in an expected annual run-rate benefit of approximately $200 million by the end of 2025. Our plans for margin expansion also include a reduction of our cost structure by approximately $1.3 billion by the end of 2025, including actions related to our manufacturing footprint, plant optimization, further improvement of our purchasing leverage, reduction of Selling, Administrative and General expenses (“SAG”) and improvements in our supply chain planning and logistics. During the nine months ended September 30, 2025, the Goodyear Forward plan provided $580 million in benefits to segment operating income.
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

On October 31, 2025, we completed the $650 million sale of our polymer chemicals business (the “Chemical Business”) pursuant to the Asset Purchase Agreement (the “Chemical Purchase Agreement”) with G-3 Chickadee Purchaser, LLC, a Delaware limited liability company (the “Purchaser”). At the closing, we received gross cash proceeds of approximately $580 million, which reflects working capital adjustments, including an adjustment for intercompany receivables. The purchase price remains subject to customary post-closing adjustments as set forth in the Chemical Purchase Agreement. The assets acquired and the liabilities assumed by the Purchaser are generally those primarily related to the Chemical Business, including our chemical plants in Houston, Texas and Beaumont, Texas and a research and development facility in Akron, Ohio.
In conjunction with the sale of the Chemical Business, we also entered into a number of ancillary agreements including (a) a master supply agreement, pursuant to which the Purchaser will, or will cause its affiliates to, supply to us certain polymer chemical products for a period of fifteen (15) years, (b) a transition services agreement, pursuant to which we will provide certain transition services to the Purchaser for the Chemical Business for a period of up to eighteen (18) months, and (c) a patent and know-how license agreement, pursuant to which the Purchaser will license back to us certain intellectual property related to the Chemical Business for use in connection with certain retained businesses. As a result of the transaction, considering the purchase price and related adjustments, amounts allocated to deferred revenue and transaction costs, and based upon the net assets of the Chemical Business as of September 30, 2025, we estimate we will record a pre-tax gain of approximately $135 million during the fourth quarter of 2025.
Our results for the third quarter of 2025 include a 5.9% decrease in tire unit sales compared to 2024 due to lower global tire volume. In the third quarter of 2025, we experienced approximately $51 million of inflationary cost pressures.
Net sales in the third quarter of 2025 were $4,645 million, compared to $4,824 million in the third quarter of 2024. Net sales decreased in 2025 primarily due to lower global tire volume and the impacts of our divestitures, primarily the sale of the OTR tire business. These decreases were partially offset by global increases in price and product mix, the positive impact of changes in foreign exchange rates and benefits from the Goodyear Forward plan.
In the third quarter of 2025, Goodyear net loss was $2,195 million, or $7.62 per share, compared to Goodyear net loss of $37 million, or $0.13 per share, in the third quarter of 2024. The change in Goodyear net loss was primarily due to the change in U.S. and Foreign Tax Expense, primarily related to the establishment of a full valuation allowance on our net deferred tax assets in the U.S., a non-cash goodwill impairment charge and pension settlement charges.
Total segment operating income for the third quarter of 2025 was $287 million, compared to $346 million in the third quarter of 2024. The $59 million decrease was primarily due to increased conversion costs of $110 million, driven by inflation, higher raw material costs of $81 million, higher SAG of $51 million when excluding Goodyear Forward savings, lower tire volume of $50 million, higher other costs of $39 million, primarily related to tariffs and inflation, and the impact of the sale of the OTR tire business of $16 million. These decreases were partially offset by benefits from the Goodyear Forward plan of $185 million and benefits from price and product mix of $100 million. Refer to "Results of Operations — Segment Information" for additional information.
Net sales in the first nine months of 2025 were $13,363 million, compared to $13,931 million in the first nine months of 2024. Net sales decreased in 2025 primarily due to lower global tire volume, the impacts of our divestitures, primarily the sale of the OTR tire business, and the negative impact of changes in foreign exchange rates. These decreases were partially offset by favorable price and product mix, higher sales in other tire-related businesses, primarily due to growth in Fleet Solutions in EMEA and higher aviation sales in Americas, and benefits from the Goodyear Forward plan.
In the first nine months of 2025, Goodyear net loss was $1,826 million, or $6.35 per share, compared to Goodyear net loss of $27 million, or $0.09 per share, in the first nine months of 2024. The change in Goodyear net loss was primarily due to the change in U.S. and Foreign Tax Expense, primarily related the establishment of a full valuation allowance on our net deferred tax assets in the U.S., a non-cash goodwill impairment charge and lower segment operating income, partially offset by gains on the sales of the OTR tire business and the Dunlop brand.
Total segment operating income for the first nine months of 2025 was $641 million, compared to $920 million in the first nine months of 2024. The $279 million decrease was primarily due to higher raw material costs of $433 million, increased conversion costs of $215 million, driven by inflation, higher SAG of $147 million when excluding Goodyear Forward savings, increased tariffs and inflation of $123 million, lower tire volume of $120 million, the impact of the sale of the OTR tire business of $45 million, and the negative impact of changes in foreign exchange rates of $10 million. These decreases were partially offset by benefits from the Goodyear Forward plan of $580 million and global improvements in price and product mix of $259 million. Refer to "Results of Operations —Segment Information" for additional information.
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
At September 30, 2025, we had $810 million of cash and cash equivalents as well as $2,547 million of unused availability under our various credit agreements, compared to $810 million and $3,555 million, respectively, at December 31, 2024. Net cash provided by investing activities was $663 million, primarily representing proceeds from the sales of the OTR tire business and the Dunlop brand, as well as other asset dispositions, of $1,332 million, partially offset by capital expenditures of $649 million, and net cash provided by financing activities was $92 million, primarily due to net borrowings of $97 million, partially offset by net cash used for operating activities of $716 million, reflecting the Company's cash used for working capital of $1,210 million and the Company's net loss of $1,798 million for the period, which reflected significant non-cash items of $1,345 million for provision for deferred income taxes, goodwill impairment of $674 million, and net gains on asset sales of $700 million. Refer to "Liquidity and Capital Resources" for additional information.
Outlook
In the fourth quarter of 2025, we expect our global tire unit volume to decline approximately 4% compared to the fourth quarter of 2024, driven by lower consumer replacement volume due to high channel inventories in the U.S. and the European Union.
We expect our raw material costs to decrease approximately $5 million in the fourth quarter of 2025 compared to the fourth quarter of 2024. In addition, we expect to benefit from approximately $135 million of price and product mix improvements, driven by previously implemented pricing actions and customer contracts indexed to changes in raw materials. Natural and synthetic rubber prices and other commodity prices historically have been volatile, and our raw materials costs could change based on future cost fluctuations and changes in foreign exchange rates. We continue to focus on price and product mix, to substitute lower cost materials where possible, to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials to minimize the impact of higher raw material costs.
We expect to complete our Goodyear Forward transformation plan in 2025, with fourth quarter benefits from the program of approximately $180 million and full year benefits of approximately $750 million in segment operating income.
We expect non-raw material inflation, tariffs and other costs to be approximately $190 million higher in the fourth quarter of 2025 compared to the fourth quarter of 2024, driven by a global inflation rate of approximately 3% and U.S. tariff impacts. We now expect annualized tariff costs of approximately $300 million on finished goods and raw materials. We continue to focus on actions to offset costs other than raw materials through cost savings initiatives, including initiatives related to the Goodyear Forward plan, rationalization actions and improvements in price and product mix.
For the full year of 2025, we expect working capital to be a use of cash of approximately $150 million and our capital expenditures to be approximately $875 million. We estimate our rationalization payments to be approximately $450 million, as we continue to take actions to improve our cost structure.
Refer to "Item 1A. Risk Factors" in the 2024 Form 10-K for a discussion of the factors that may impact our business, results of operations, financial condition or liquidity and "Forward-Looking Information — Safe Harbor Statement" in this Quarterly Report on Form 10-Q for a discussion of our use of forward-looking statements.

RESULTS OF OPERATIONS
CONSOLIDATED
Three Months Ended September 30, 2025 and 2024
Net sales in the third quarter of 2025 were $4,645 million, decreasing $179 million, or 3.7%, from $4,824 million in the third quarter of 2024. Goodyear net loss was $2,195 million, or $7.62 per share, in the third quarter of 2025, compared to Goodyear net loss of $37 million, or $0.13 per share, in the third quarter of 2024.
Net sales decreased in the third quarter of 2025 primarily due to lower global tire volume of $227 million, the impact of the sale of the OTR tire business of $140 million, excluding product supply agreement revenue of $65 million, and the impact of the sale of the Dunlop brand of $8 million. These decreases were partially offset by global improvements in price and product mix of $61 million, the positive impact of changes in foreign exchange rates of $61 million, primarily in EMEA, and benefits from the Goodyear Forward plan of $16 million.
Worldwide tire unit sales in the third quarter of 2025 were 40.0 million units, decreasing 2.5 million units, or 5.9%, from 42.5 million units in the third quarter of 2024. Replacement tire volume decreased globally by 2.6 million units, or 8.5%. OE tire volume increased by 0.1 million units, or 1.2%, driven by EMEA.
Cost of Goods Sold ("CGS") in the third quarter of 2025 was $3,801 million, decreasing $81 million, or 2.1%, from $3,882 million in the third quarter of 2024. CGS decreased primarily due to lower tire volume of $177 million, savings related to the Goodyear Forward plan of $132 million and benefits related to divestitures, primarily the sale of the OTR tire business, of $59 million. These decreases were partially offset by higher conversion costs of $110 million, higher raw material costs of $81 million, foreign currency translation of $44 million and an increase in asset write-offs, accelerated depreciation and accelerated lease charges of $32 million. CGS in the third quarter of 2024 included a benefit of $20 million ($15 million after-tax and minority) from insurance proceeds for property damage and business interruptions resulting from storm damage events in prior years and $3 million ($2 million after-tax and minority) as a result of the Debica fire, primarily comprised of repair costs.
CGS in the third quarter of 2025 and 2024 included pension expense of $3 million and $4 million, respectively. CGS in the third quarter of 2025 included $11 million of incremental savings from rationalization plans. CGS was 81.8% of sales in the third quarter of 2025, compared to 80.5% in the third quarter of 2024.
SAG in the third quarter of 2025 was $676 million, increasing $13 million, or 2.0%, from $663 million in the third quarter of 2024. SAG increased primarily due to $31 million related to inflation and wages and benefits, $27 million of other costs including claims reserves, foreign currency translation of $10 million and increased advertising costs of $4 million. These increases were partially offset by savings related to the Goodyear Forward plan of $36 million, benefits related to divestitures, primarily the sale of the OTR tire business, of $9 million, and a decrease in accelerated lease costs and asset write-offs of $3 million. SAG in the third quarter of 2025 also included costs related to the Goodyear Forward plan of $4 million ($4 million after-tax and minority), compared to $14 million ($11 million after-tax and minority) in the third quarter of 2024, primarily related to third-party advisory, legal and consulting fees and costs associated with planned asset sales.
SAG in the third quarter of 2025 and 2024 included pension expense of $2 million and $3 million, respectively. SAG in the third quarter of 2025 included $6 million of incremental savings from rationalization plans. SAG was 14.6% of sales in the third quarter of 2025, compared to 13.7% in the third quarter of 2024.
We recorded a goodwill impairment charge of $674 million ($674 million after-tax and minority) in the third quarter of 2025 related to our North America reporting unit. We recorded an intangible asset impairment charge of $125 million ($94 million after-tax and minority) in the third quarter of 2024 primarily related to our lower tier indefinite-lived intangible assets related to the acquisition of Cooper Tire.
We recorded net rationalization charges of $21 million ($21 million after-tax and minority) in the third quarter of 2025 and $11 million ($9 million after-tax and minority) in the third quarter of 2024. Net rationalization charges in the third quarter of 2025 primarily related to the plan to close our manufacturing facility in Kariega, South Africa ("Kariega"), the elimination of commercial tire production at our Danville, Virginia tire manufacturing facility ("Danville"), the closures of our Fulda, Germany tire manufacturing facility (“Fulda”) and our Fürstenwalde, Germany tire manufacturing facility (“Fürstenwalde”), and the plan to reduce SAG headcount in Americas and Corporate. Net rationalization charges in the third quarter of 2024 primarily related to a reduction in headcount in Americas, partially offset by reversals primarily related to our rationalization and workforce reorganization plan in EMEA due to voluntary attrition. For further information, refer to Note to the Consolidated Financial Statements No. 4, Costs Associated with Rationalization Programs.
CGS and SAG in the third quarter of 2025 included $55 million ($55 million after-tax and minority) of asset write-offs, accelerated depreciation and accelerated lease charges, primarily related to the closures of Fulda and Fürstenwalde, the elimination of commercial tire production at Danville and the closure of Kariega. CGS and SAG in the third quarter of 2024 included $25 million ($23 million after-tax and minority) of asset write-offs, accelerated depreciation and accelerated lease charges, primarily related to plans to improve our cost structure through announced closures of our Fulda, Fürstenwalde and Malaysia tire manufacturing facilities, as well as the closure of a development center and warehouse in the U.S.
Interest expense in the third quarter of 2025 was $114 million, decreasing $21 million, or 15.6%, from $135 million in the third quarter of 2024. The average interest rate was 5.74% in the third quarter of 2025 compared to 6.17% in the third quarter of 2024. The average debt balance was $7,946 million in the third quarter of 2025 compared to $8,751 million in the third quarter of 2024.
The third quarter of 2025 included net losses on asset sales of $1 million ($1 million after-tax and minority), compared to net gains of $1 million in the third quarter of 2024.
Other (Income) Expense in the third quarter of 2025 was $91 million of expense, compared to $36 million of expense in the third quarter of 2024. The change in Other (Income) Expense was primarily due to a pension settlement charge of $68 million ($68 million after-tax and minority), an increase in net foreign currency exchange losses of $6 million and a decrease in interest income of $5 million, partially offset by an increase in royalty and other income of $12 million. The third quarter of 2025 included transaction costs of $4 million ($4 million after-tax and minority), primarily related to the anticipated sale of the Chemical Business. The third quarter of 2024 included transaction costs of $11 million ($9 million after-tax and minority) related to the sale of the OTR business.
In the third quarter of 2025, we recorded income tax expense of $1,464 million on a loss before income taxes of $733 million. Income tax expense for the three months ended September 30, 2025 included net discrete tax expense of $1,450 million ($1,450 million after minority interest), primarily related to the establishment of a full valuation allowance on our net deferred tax assets in the U.S. In the third quarter of 2024, we recorded income tax expense of $9 million on a loss before income taxes of $27 million. Income tax expense for the three months ended September 30, 2024 includes net discrete tax expense of $7 million ($7 million after minority interest).
We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for the three months ended September 30, 2025 was mainly impacted by the establishment of a full valuation allowance on our net deferred tax assets of $1.4 billion in the U.S. The difference between our effective tax rate and the U.S. statutory rate of 21% for the three months ended September 30, 2024 primarily related to losses in foreign jurisdictions in which no tax benefits were recorded.
For further information regarding income taxes and the realizability of our deferred tax assets, refer to Note to the Consolidated Financial Statements No. 6, Income Taxes.
There was $2 million of minority shareholders’ net loss in the third quarter of 2025, compared to $1 million of net income in the third quarter of 2024.
Nine Months Ended September 30, 2025 and 2024
Net sales in the first nine months of 2025 were $13,363 million, decreasing $568 million, or 4.1%, from $13,931 million in the first nine months of 2024. Goodyear net loss was $1,826 million, or $6.35 per share, in the first nine months of 2025, compared to Goodyear net loss of $27 million, or $0.09 per share, in the first nine months of 2024.
Net sales decreased in the first nine months of 2025 primarily due to lower tire volume of $540 million, the impact of the sale of the OTR tire business of $395 million, excluding product supply agreement revenue of $202 million, the negative impact of changes in foreign exchange rates of $88 million, primarily in Americas and Asia Pacific, and the impact of the sale of the Dunlop brand of $46 million. These decreases were partially offset by favorable price and product mix of $207 million, higher sales in other tire-related businesses of $49 million, primarily due to growth in Fleet Solutions in EMEA and higher aviation sales in Americas, and benefits from the Goodyear Forward plan of $45 million.
Worldwide tire unit sales in the first nine months of 2025 were 116.4 million units, decreasing 6.6 million units, or 5.4%, from 123.0 million units in the first nine months of 2024. Replacement tire volume decreased globally by 6.2 million units, or 7.0%. OE tire volume decreased by 0.4 million units, or 1.2%, driven by Asia Pacific.
CGS in the first nine months of 2025 was $11,019 million, decreasing $212 million, or 1.9%, from $11,231 million in the first nine months of 2024. CGS decreased primarily due to savings related to the Goodyear Forward plan of $431 million, lower tire volume of $420 million, benefits related to divestitures, primarily the sale of the OTR tire business, of $154 million, and lower global product mix of $52 million. These decreases were partially offset by higher raw material costs of $433 million, higher conversion costs of $215 million, higher costs in other tire-related businesses of $51 million, primarily related Fleet Solutions in EMEA, an increase in asset write-offs, accelerated depreciation and accelerated lease charges of $38 million, primarily related to the closures of Fulda and Fürstenwalde, the elimination of commercial tire production at Danville and the closure of Kariega, and a benefit received in 2024 related to a reduction in U.S. duty rates on various commercial tires from China of $14 million. CGS in the first nine months of 2024 included a benefit of $39 million ($30 million after-tax and minority) from insurance proceeds for property damages and business interruptions resulting from storm damage events in prior years, a net benefit from insurance recoveries related to the Debica fire of $30 million ($17 million after-tax and minority), a favorable $8 million ($6 million after-tax and minority) tax item in Brazil and a $3 million ($3 million after-tax and minority) charge related to a flood in South Africa.
CGS in the first nine months of 2025 and 2024 included pension expense of $9 million and $11 million, respectively. CGS in the first nine months of 2025 included $19 million of incremental savings from rationalization plans. CGS was 82.5% of sales in the first nine months of 2025, compared to 80.6% in the first nine months of 2024.
SAG in the first nine months of 2025 was $2,018 million, decreasing $72 million, or 3.4%, from $2,090 million in the first nine months of 2024. SAG decreased primarily due to savings related to the Goodyear Forward plan of $103 million, benefits related to divestitures, primarily the sale of the OTR tire business, of $38 million, a decrease in asset write-offs, accelerated depreciation and accelerated lease charges of $16 million and foreign currency translation of $8 million. These decreases were partially offset by an increase of $73 million related to inflation and wages and benefits, an increase in other costs of $65 million including claims reserves and increased advertising costs of $29 million. SAG in the first nine months of 2025 also included costs related to the Goodyear Forward plan of $9 million ($9 million after-tax and minority) compared to $81 million ($61 million after-tax and minority) in the first nine months of 2024, primarily related to third-party advisory, legal and consulting fees and costs associated with planned asset sales.
SAG in the first nine months of 2025 and 2024 included pension expense of $7 million and $9 million, respectively. SAG in the first nine months of 2025 included $25 million of incremental savings from rationalization plans. SAG was 15.1% of sales in the first nine months of 2025, compared to 15.0% in the first nine months of 2024.
We recorded a goodwill impairment charge of $674 million ($674 million after-tax and minority) in the first nine months of 2025 related to our North America reporting unit. We recorded an intangible asset impairment charge of $125 million ($94 million after-tax and minority) in the first nine months of 2024 primarily related to our lower tier indefinite-lived intangible assets related to the acquisition of Cooper Tire.
We recorded net rationalization charges of $161 million ($140 million after-tax and minority) in the first nine months of 2025 and $52 million ($40 million after-tax and minority) in the first nine months of 2024. Net rationalization charges in the first nine months of 2025 primarily related to the plan to close Kariega, the elimination of commercial tire production at Danville, the closures of Fulda and Fürstenwalde, and the plan to reduce SAG headcount in Americas and Corporate. Net rationalization charges in the first nine months of 2024 primarily related to the closures of our Malaysia, Melksham, Fulda and Fürstenwalde tire manufacturing facilities, as well as the closure of a development center and warehouse in the U.S., and the plan to open a new shared services center in Costa Rica, partially offset by reversals related to our rationalization and workforce reorganization plan in EMEA due to voluntary attrition. For further information, refer to Note to the Consolidated Financial Statements No. 4, Costs Associated with Rationalization Programs.
CGS and SAG in the first nine months of 2025 included $142 million ($131 million after-tax and minority) of asset write-offs, accelerated depreciation and accelerated lease charges, primarily related to the closures of Fulda and Fürstenwalde, the elimination of commercial tire production at Danville and the closure of Kariega. CGS and SAG in the first nine months of 2024 included $119 million ($101 million after-tax and minority) of asset write offs, accelerated depreciation and accelerated lease charges, primarily related to plant closures in Asia Pacific and EMEA, closure of a development center in the U.S. and the exit of our retail operations in Australia and New Zealand.
Interest expense in the first nine months of 2025 was $341 million, decreasing $50 million, or 12.8%, from $391 million in the first nine months of 2024. The average interest rate was 5.73% in the first nine months of 2025 compared to 6.24% in the first nine months of 2024. The average debt balance was $7,930 million in the first nine months of 2025 compared to $8,355 million in the first nine months of 2024.
The first nine months of 2025 include net gains on asset sales of $700 million ($628 million after-tax and minority), primarily due to an estimated gain of $385 million ($367 million after-tax and minority) on the sale of the Dunlop brand, an estimated gain of $255 million on the sale of the OTR tire business ($231 million after-tax and minority), and other asset sales of $60 million ($30 million after-tax and minority), compared to net gains on asset and other sales of $87 million ($61 million after-tax and minority) in the first nine months of 2024, primarily due to the sale of distribution centers in EMEA and Americas.
Other (Income) Expense in the first nine months of 2025 was $147 million of expense, compared to $95 million of expense in the first nine months of 2024. The change in Other (Income) Expense was primarily due to pension settlement charges of $72 million ($71 million after-tax and minority) in the first nine months of 2025 compared to a pension settlement credit of $5 million ($4 million after-tax and minority) in the first nine months of 2024, partially offset by an increase in royalty and other income of $27 million. The first nine months of 2025 included transaction costs of $10 million ($7 million after-tax and minority), primarily related to the sale of the Chemical Business, compared to transaction costs of $11 million ($9 million after-tax and minority) related to the sale of the OTR business in the first nine months of 2024. The first nine months of 2024 included a favorable $2 million ($1 million after-tax and minority) tax item in Brazil.
For the first nine months of 2025, we recorded income tax expense of $1,501 million on a loss before income taxes of $297 million. Income tax expense for the nine months ended September 30, 2025 included net discrete tax expense of $1,446 million

($1,446 million after minority interest). Discrete tax expense was primarily related to the establishment of a full valuation allowance on our net deferred tax assets in the U.S.
In the first nine months of 2024, we recorded income tax expense of $75 million on income before income taxes of $42 million. Income tax expense for the nine months ended September 30, 2024 included net discrete tax expense of $6 million ($6 million after minority interest).
We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for the nine months ended September 30, 2025 was mainly impacted by the establishment of a full valuation allowance on our net deferred tax assets of $1.4 billion in the U.S. The difference between our effective tax rate and the U.S. statutory rate of 21% for the nine months ended September 30, 2024 primarily related to losses in foreign jurisdictions in which no tax benefits were recorded and the discrete items noted above.
In the U.S., we have a cumulative loss for the three-year period ending September 30, 2025 primarily driven by non-recurring items such as goodwill and intangible asset impairments, rationalization charges, pension curtailments and settlements, and one-time costs associated with the Goodyear Forward plan.
For the quarter ended September 30, 2025, due to industry disruption and various macroeconomic factors such as the impact of tariff, transportation, labor and energy costs, our U.S. operating results and future forecasted U.S. earnings have declined. In addition, the One Big Beautiful Bill Act ("OBBBA") was enacted in the third quarter, which reinstates the business interest expense limitation. The reduction in current and expected future earnings in the third quarter, as a result of industry disruption, represents significant negative evidence in the assessment of the realizability of our deferred tax assets. We concluded that as of September 30, 2025, it is more likely than not that our U.S. net deferred tax assets will not be fully realized and recorded a non-cash charge of $1.4 billion to establish a full valuation allowance in the U.S. We intend to maintain a valuation allowance until sufficient positive evidence exists to support realization of these deferred tax assets.
At September 30, 2025 and December 31, 2024, we had approximately $1.4 billion and $1.3 billion, respectively, of U.S. federal, state and local net deferred tax assets, and related valuation allowances totaling $1.4 billion and $26 million, respectively. As of September 30, 2025, approximately $1.2 billion of these U.S. net deferred tax assets had unlimited lives and approximately $200 million had limited lives, and the majority do not start to expire until 2030. As of December 31, 2024, approximately $1.1 billion of these U.S. net deferred tax assets had unlimited lives and approximately $200 million had limited lives, and the majority do not start to expire until 2030.
At September 30, 2025 and December 31, 2024, we also had approximately $1.6 billion and $1.5 billion, respectively, of foreign net deferred tax assets and related valuation allowances of approximately $1.3 billion and $1.2 billion, respectively. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of approximately $1.1 billion on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances on our foreign deferred tax assets having a significant impact on our financial position or results of operations will exist within the next twelve months.
On July 4, 2025, OBBBA was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of tax treatment for certain business provisions. We do not expect a material impact from OBBBA on our 2025 operating tax rates. We will continue to assess the impact on us as regulations develop in the future.
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
For further information regarding income taxes and the realizability of our deferred tax assets, refer to Note to the Consolidated Financial Statements No. 6, Income Taxes.
Minority shareholders’ net income in the first nine months of 2025 was $28 million, primarily related to the sale of property in Asia Pacific, compared to a net loss of $6 million in the first nine months of 2024.

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
Total segment operating income for the third quarter of 2025 was $287 million, a decrease of $59 million, or 17.1%, from $346 million in the third quarter of 2024. Total segment operating margin in the third quarter of 2025 was 6.2%, compared to 7.2% in the third quarter of 2024. Total segment operating income for the first nine months of 2025 was $641 million, a decrease of $279 million, or 30.3%, from $920 million in the first nine months of 2024. Total segment operating margin in the first nine months of 2025 was 4.8%, compared to 6.6% in the first nine months of 2024.
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
Americas

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2025	2024	Change	Percent Change	2025	2024	Change	Percent Change
Tire Units	19.6	21.0	(1.4)	(6.5)%	57.1	59.6	(2.5)	(4.1)%
Net Sales	$2,737	$2,858	$(121)	(4.2)%	$7,901	$8,143	$(242)	(3.0)%
Operating Income	206	251	(45)	(17.9)%	502	671	(169)	(25.2)%
Operating Margin	7.5%	8.8%			6.4%	8.2%
Three Months Ended September 30, 2025 and 2024
Americas unit sales in the third quarter of 2025 decreased 1.4 million units, or 6.5%, to 19.6 million units. Replacement tire volume decreased 1.4 million units, or 8.1%, primarily due to a decrease in our consumer business, driven by increased competitiveness in the U.S. from the lower tier market and short-term impacts resulting from changes in our distribution strategy. OE tire volume remained flat.
Net sales in the third quarter of 2025 were $2,737 million, decreasing $121 million, or 4.2%, from $2,858 million in the third quarter of 2024. The decrease in net sales was primarily due to lower tire volume of $151 million, the impact of the sale of the OTR tire business of $37 million, excluding product supply agreement revenue of $34 million, and decreased sales in other tire-related businesses of $10 million, primarily due to decreased third-party chemical sales. These decreases were partially offset by favorable price and product mix of $25 million and a $16 million benefit related to the Goodyear Forward plan.
Operating income in the third quarter of 2025 was $206 million, decreasing $45 million, or 17.9%, from $251 million in the third quarter of 2024. The decrease in operating income was due to higher conversion costs of $84 million, driven by the effect of lower tire production on fixed cost absorption and inflation, higher raw material costs of $52 million, higher SAG of $37 million, lower tire volume of $32 million, a $20 million benefit received in 2024 related to insurance proceeds for property damage and business interruptions resulting from storm damage in prior years, and higher transportation and imported tire costs of $15 million. These decreases were partially offset by a $140 million benefit related to the Goodyear Forward plan and favorable price and product mix of $51 million. Operating income for the third quarter of 2025 includes incremental savings from rationalization plans of $6 million.
Operating income in the third quarter of 2025 excluded a non-cash goodwill impairment charge of $674 million, asset write-offs, accelerated depreciation and accelerated lease costs of $20 million, net rationalization charges of $4 million and net gains on asset sales of $3 million. Operating income in the third quarter of 2024 excluded a non-cash intangible asset impairment charge of $125 million, net rationalization charges of $5 million and asset write-offs, accelerated depreciation and accelerated lease costs of $1 million.

Nine Months Ended September 30, 2025 and 2024
Americas unit sales in the first nine months of 2025 decreased 2.5 million units, or 4.1%, to 57.1 million units. Replacement tire volume decreased 2.2 million units, or 4.5%, primarily due to a decrease in our consumer business, driven by increased competitiveness in the U.S. from the lower tier market. OE tire volume decreased 0.3 million units, or 2.5%, primarily due to weakness in the OE industry in North America.
Net sales in the first nine months of 2025 were $7,901 million, decreasing $242 million, or 3.0%, from $8,143 million in the first nine months of 2024. The decrease in net sales was primarily due to lower tire volume of $271 million, the impact of the sale of the OTR tire business of $114 million, excluding product supply agreement revenue of $111 million, and the negative impact of changes in foreign exchange rates of $90 million, primarily related to the weakening of the Brazilian real and Mexican peso. These decreases were partially offset by favorable price and product mix of $54 million and a $45 million benefit related to the Goodyear Forward plan.
Operating income in the first nine months of 2025 was $502 million, decreasing $169 million, or 25.2%, from $671 million in the first nine months of 2024. The decrease in operating income was due to higher raw material costs of $266 million, higher conversion costs of $174 million, driven by the effect of lower tire production on fixed cost absorption and inflation, higher SAG of $101 million, lower tire volume of $60 million, higher transportation and imported tire costs of $52 million, and a $39 million benefit received in 2024 related to insurance proceeds for property damage and business interruptions resulting from storm damage events in prior years. These decreases were partially offset by a $427 million benefit related to the Goodyear Forward plan and favorable price and product mix of $102 million. Operating income for 2025 included incremental savings from rationalization plans of $20 million.
Operating income in the first nine months of 2025 excluded a non-cash goodwill impairment charge of $674 million, net rationalization charges of $76 million, asset write-offs, accelerated depreciation and accelerated lease costs of $62 million, and net gains on asset sales of $4 million. Operating income in the first nine months of 2024 excluded a non-cash intangible asset impairment charge of $125 million, net rationalization charges of $20 million, net gains on asset sales of $14 million, and asset write-offs, accelerated depreciation and accelerated lease costs of $11 million.
Europe, Middle East and Africa

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2025	2024	Change	Percent Change	2025	2024	Change	Percent Change
Tire Units	12.0	12.2	(0.2)	(2.4)%	35.6	36.3	(0.7)	(2.1)%
Net Sales	$1,407	$1,348	$59	4.4%	$4,028	$3,974	$54	1.4%
Operating Income	30	23	7	30.4%	—	54	(54)	(100.0)%
Operating Margin	2.1%	1.7%			—%	1.4%
Three Months Ended September 30, 2025 and 2024
EMEA unit sales in the third quarter of 2025 decreased 0.2 million units, or 2.4%, to 12.0 million units. Replacement tire volume decreased 0.8 million units, or 8.6%, mainly driven by our consumer business, reflecting market softness and increased competition from the lower tier market. OE tire volume increased 0.6 million units, or 18.7%, primarily in our consumer business, reflecting share gains driven by new fitments.
Net sales in the third quarter of 2025 were $1,407 million, increasing $59 million, or 4.4%, from $1,348 million in the third quarter of 2024. The increase in net sales was primarily driven by the positive impact of changes in foreign exchange rates of $57 million, driven by a stronger euro, Polish zloty and British pound, partially offset by a weaker Turkish lira, improvements in price and product mix of $36 million, and higher sales in other tire-related businesses of $14 million, primarily due to growth in Fleet Solutions. These increases were partially offset by the impact of the sale of the OTR tire business of $51 million, excluding product supply agreement revenue of $30 million, and lower tire volume of $27 million.
Operating income in the third quarter of 2025 was $30 million, increasing $7 million, or 30.4%, from operating income of $23 million in the third quarter of 2024. The increase in operating income was primarily driven by favorable price and product mix of $46 million and benefits related to the Goodyear Forward plan of $25 million. These increases were partially offset by higher raw material costs of $24 million, higher conversion costs of $16 million, higher SAG of $11 million, lower volume of $6 million, lower earnings in other tire-related business of $4 million and decreased earnings of $4 million due to the sale of the OTR tire business. Operating income for third quarter of 2025 included incremental savings from rationalization plans of $12 million.
Operating income in the third quarter of 2025 excluded asset write-offs, accelerated depreciation and accelerated lease costs of $33 million and net rationalization charges of $16 million. Operating income in the third quarter of 2024 excluded asset write-offs, accelerated depreciation and accelerated lease costs of $17 million and net rationalization reversals of $2 million.

Nine Months Ended September 30, 2025 and 2024
EMEA unit sales in the first nine months of 2025 decreased 0.7 million units, or 2.1%, to 35.6 million units. Replacement tire volume decreased 1.7 million units, or 6.6%, mainly driven by our consumer business, reflecting market softness and increased competition from the lower tier market. OE tire volume increased 1.0 million units, or 10.3%, primarily in our consumer business, reflecting share gains driven by new fitments.
Net sales in the first nine months of 2025 were $4,028 million, increasing $54 million, or 1.4%, from $3,974 million in the first nine months of 2024. The increase in net sales was primarily driven by improvements in price and product mix of $121 million, higher sales in the other tire-related businesses of $44 million, primarily due to growth in Fleet Solutions, and the positive impact of changes in foreign exchange rates of $10 million, driven by a stronger euro, British pound and Polish zloty, partially offset by a weaker Turkish lira. These increases were partially offset by lower tire volume of $73 million and the impact of the sale of the OTR tire business of $141 million, excluding product supply agreement revenue of $89 million.
Operating income in the first nine months of 2025 was flat, decreasing $54 million from operating income of $54 million in the first nine months of 2024. The change in operating income was primarily due to higher raw material costs of $122 million, a net benefit from insurance recoveries last year related to the Debica fire of $46 million, higher SAG of $43 million, higher conversion costs of $28 million, lower earnings in other tire-related businesses of $17 million, primarily due to mileage contracts, and lower tire volume of $14 million. These decreases were partially offset by favorable price and product mix of $119 million and benefits related to the Goodyear Forward plan of $97 million. Operating income for the first nine months of 2025 included incremental savings from rationalization plans of $24 million.
Operating income in the third quarter of 2025 excluded asset write-offs, accelerated depreciation and accelerated lease costs of $75 million and net rationalizations charges of $71 million. Operating income in the first nine months of 2024 excluded an $80 million net gain on asset sales, asset write-offs, accelerated depreciation and accelerated lease costs of $50 million, and net rationalization charges of $8 million.
Asia Pacific

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2025	2024	Change	Percent Change	2025	2024	Change	Percent Change
Tire Units	8.4	9.3	(0.9)	(9.2)%	23.7	27.1	(3.4)	(12.4)%
Net Sales	$501	$618	$(117)	(18.9)%	$1,434	$1,814	$(380)	(20.9)%
Operating Income	51	72	(21)	(29.2)%	139	195	(56)	(28.7)%
Operating Margin	10.2%	11.7%			9.7%	10.7%
Three Months Ended September 30, 2025 and 2024
Asia Pacific unit sales in the third quarter of 2025 decreased 0.9 million units, or 9.2%, to 8.4 million units. Replacement tire volume decreased 0.4 million units, or 9.7%, driven by actions taken to reduce lower margin business and softness in consumer replacement. OE tire volume decreased 0.5 million units, or 8.8%, primarily in China.
Net sales in the third quarter of 2025 were $501 million, decreasing $117 million, or 18.9%, from $618 million in the third quarter of 2024. The decrease in net sales was primarily related to the sale of the OTR tire business of $52 million, excluding product supply agreement revenue of $1 million, lower tire volume of $49 million, lower sales in other tire-related business of $9 million, and the sale of the Dunlop brand of $8 million.
Operating income in the third quarter of 2025 was $51 million, decreasing $21 million, or 29.2%, from $72 million in the third quarter of 2024. The decrease in operating income was primarily due to decreased earnings of $15 million due to the sale of the OTR tire business, lower tire volume of $12 million, higher conversion costs of $10 million, and higher raw material costs of $5 million. These decreases were partially offset by benefits related to the Goodyear Forward plan of $20 million.
Operating income in the third quarter of 2025 excluded asset write-offs, accelerated depreciation and accelerated lease costs of $2 million. Operating income in the third quarter of 2024 excluded asset write-offs, accelerated depreciation and accelerated lease costs of $7 million, net rationalization charges of $1 million, and net gains on asset sales of $1 million.
Nine Months Ended September 30, 2025 and 2024
Asia Pacific unit sales in the first nine months of 2025 decreased 3.4 million units, or 12.4%, to 23.7 million units. Replacement tire volume decreased 2.3 million units, or 16.4%, driven by actions taken to reduce lower margin business and softness in consumer replacement. OE tire volume decreased 1.1 million units, or 8.2%, primarily in China.
Net sales in the first nine months of 2025 were $1,434 million, decreasing $380 million, or 20.9%, from $1,814 million in the first nine months of 2024. The decrease in net sales was primarily due to lower tire volume of $196 million, the sale of the

OTR tire business of $140 million, excluding product supply agreement revenue of $2 million, and the sale of the Dunlop brand of $46 million. These decreases were partially offset by favorable price and product mix of $32 million.
Operating income in the first nine months of 2025 was $139 million, decreasing $56 million, or 28.7%, from $195 million in the first nine months of 2024. The decrease in operating income was primarily due to decreased earnings of $52 million due to the sale of the OTR tire business, lower tire volume of $46 million, higher raw material costs of $45 million, higher conversion costs of $13 million, and decreased earnings from other tire-related businesses of $4 million. These decreases were partially offset by benefits related to the Goodyear Forward plan of $56 million, favorable price and product mix of $38 million and other cost savings of $14 million.
Operating income in the first nine months of 2025 excluded net gains on asset sales of $55 million, asset write-offs, accelerated depreciation and accelerated lease costs of $5 million and net rationalization charges of $1 million. Operating income in the first nine months of 2024 excluded asset write-offs, accelerated depreciation and accelerated lease costs of $37 million, net rationalization charges of $14 million, and net gains on asset sales of $1 million.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.
At both September 30, 2025 and December 31, 2024, we had $810 million in cash and cash equivalents. For the nine months ended September 30, 2025, net cash used for operating activities was $716 million, reflecting the Company's cash used for working capital of $1,210 million and the Company's net loss of $1,798 million, which included significant non-cash items of $1,345 million for provision for deferred income taxes, goodwill impairment of $674 million and net gains on asset sales of $700 million. Net cash provided by investing activities was $663 million, primarily representing proceeds from the sales of the OTR tire business and the Dunlop brand, as well as other asset dispositions, of $1,332 million, partially offset by capital expenditures of $649 million. Net cash provided by financing activities was $92 million, primarily due to net borrowings of $97 million.
At September 30, 2025, we had $2,547 million of unused availability under our various credit agreements, compared to $3,555 million at December 31, 2024. The table below presents unused availability under our credit facilities at those dates:

(In millions)	September 30, 2025	December 31, 2024
First lien revolving credit facility	$1,424	$2,049
European revolving credit facility	493	832
Chinese credit facilities	474	500
Mexican credit facility	—	—
Other foreign and domestic debt	156	174
	$2,547	$3,555
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
We expect our 2025 full-year cash flow needs to include capital expenditures of approximately $875 million. We also expect interest expense to be approximately $450 million; rationalization payments to be approximately $450 million; income tax payments to be approximately $160 million, excluding one-time items; and contributions to our funded pension plans to be $25 million to $50 million. We expect working capital to be a use of cash of approximately $150 million, reflecting the impact of tariffs in 2025.
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
Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, South Africa, Serbia and Argentina, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, South African, Serbian and Argentinian subsidiaries, which are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At September 30, 2025, approximately $761 million of net assets, including approximately $169 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China, South Africa, Serbia and Argentina have not adversely impacted our ability to make transfers out of those countries.
Operating Activities
Net cash used for operating activities was $716 million in the first nine months of 2025, compared to net cash used for operating activities of $591 million in the first nine months of 2024. The $125 million increase in net cash used for operating activities was primarily due to a higher use of working capital in the first nine months of 2025 compared to 2024 of $107 million.
The increase in cash used for working capital reflects an increase in cash used for Inventory of $187 million, partially offset by a decrease in cash used for Accounts Receivable of $53 million and Accounts Payable — Trade of $27 million. These changes were driven by lower sales volume and the timing of accounts receivable collections in the first nine months of 2025 compared to the first nine months of 2024.
Investing Activities
Net cash provided by investing activities was $663 million in the first nine months of 2025, compared to net cash used for investing activities of $759 million in the first nine months of 2024. The $1,422 million increase in net cash provided by investing activities was primarily due to net cash provided by the sales of the OTR tire business and the Dunlop brand, as well as other asset dispositions, of $1,332 million in the first nine months of 2025, compared to $110 million in the first nine months of 2024. Capital expenditures were $649 million in the first nine months of 2025, compared to $912 million in the first nine months of 2024.
Financing Activities
Net cash provided by financing activities was $92 million in the first nine months of 2025, compared to net cash provided by financing activities of $1,315 million in the first nine months of 2024. The $1,223 million decrease in cash provided by financing activities was primarily related to net borrowings of $97 million in the first nine months of 2025, compared to net borrowings of $1,366 million in the first nine months of 2024.
Credit Sources
In aggregate, we had total credit arrangements of $10,545 million available at September 30, 2025, of which $2,547 million were unused, compared to $11,223 million available at December 31, 2024, of which $3,555 million were unused. At September 30, 2025, we had long term credit arrangements totaling $9,706 million, of which $2,319 million were unused, compared to $10,352 million and $3,263 million, respectively, at December 31, 2024. At September 30, 2025, we had short term committed and uncommitted credit arrangements totaling $839 million, of which $228 million were unused, compared to $871 million and $292 million, respectively, at December 31, 2024. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lenders and may be terminated at any time.
Outstanding Notes
At September 30, 2025, we had $4,392 million of outstanding notes, compared to $5,240 million at December 31, 2024.
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
Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the greater of 50% of the appraised value, if any, of our principal trademarks or $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we would be required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of September 30, 2025, our borrowing base was above the facility's stated amount of $2.75 billion.
At September 30, 2025, we had $1,325 million of borrowings and $1 million of letters of credit issued under the revolving credit facility. At December 31, 2024, we had $700 million of borrowings and $1 million of letters of credit issued under the revolving credit facility.
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
At September 30, 2025, there were $235 million (€200 million) of borrowings outstanding under the all-borrower tranche, $211 million (€180 million) of borrowings outstanding under the German tranche, and no letters of credit outstanding under the European revolving credit facility. At December 31, 2024, we had no borrowings and no letters of credit outstanding under the European revolving credit facility.
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
Accounts Receivable Securitization Facilities (On-Balance Sheet)
On October 10, 2025, GEBV and certain other of our European subsidiaries amended and restated our pan-European accounts receivable securitization facility. The principal change to the facility was the extension of its maturity from October 19, 2027 to October 18, 2032. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €30 million and not more than €450 million. For the period from October 2023 through October 2027, the designated maximum amount of the facility is €300 million.
The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GEBV subsidiaries. These subsidiaries retain servicing responsibilities. Utilization under this facility is based on eligible receivable balances.

The funding commitments under the facility will expire upon the earliest to occur of: (a) October 18, 2032, (b) the non-renewal and expiration (without substitution) of all of the back-up liquidity commitments, (c) the early termination of the facility according to its terms (generally upon an Early Amortisation Event (as defined in the facility), which includes, among other things, events similar to the events of default under our first lien revolving credit facility; certain tax law changes; or certain changes to law, regulation or accounting standards), or (d) our request for early termination of the facility. The facility’s current back-up liquidity commitments will expire in October 2027.
The facility has customary representations, warranties, covenants and Early Amortisation Events. In addition, it is an Early Amortisation Event under the facility if GEBV’s ratio of Consolidated Net GEBV Indebtedness to Consolidated GEBV EBITDA for a period of four consecutive fiscal quarters is greater than 3.0 to 1.0 at the end of any fiscal quarter. This financial covenant is substantially similar to the covenant included in our European revolving credit facility.
At September 30, 2025, the amounts available and utilized under this program totaled $242 million (€206 million). At December 31, 2024, the amounts available and utilized under this program totaled $227 million (€218 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At September 30, 2025, the gross amount of receivables sold was $752 million, compared to $773 million at December 31, 2024.
Letters of Credit
At September 30, 2025, we had $227 million in letters of credit issued under bilateral letter of credit agreements and other foreign credit facilities. The majority of these letter of credit agreements are in lieu of security deposits.
Supplier Financing
We have entered into supplier finance programs with several financial institutions. Under these programs, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers. We agree to pay the financial institutions the stated amount of the confirmed invoices from the designated suppliers on the original due dates of the invoices. Invoice payment terms can be up to 120 days based on industry norms for the specific item purchased. We do not pay any fees to the financial institutions and we do not pledge any assets as security or provide other forms of guarantees for these programs. These programs allow our suppliers to sell their receivables to the financial institutions at the sole discretion of the suppliers and the financial institutions on terms that are negotiated among them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under these programs. The amounts available under these programs were $902 million and $775 million at September 30, 2025 and December 31, 2024, respectively. The amounts confirmed to the financial institutions were $587 million and $604 million at September 30, 2025 and December 31, 2024, respectively, and are included in Accounts Payable — Trade in our Consolidated Balance Sheets. All activity related to these obligations is presented within operating activities on the Consolidated Statements of Cash Flows.
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
We have an additional financial covenant in our first lien revolving credit facility that is currently not applicable. We become subject to that financial covenant when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $275 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for the most recent period of four consecutive fiscal quarters. As of September 30, 2025, our unused availability under this facility of $1,424 million, plus our Available Cash of $124 million, totaled $1,548 million, which is in excess of $275 million.
In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first lien revolving credit facility that are described above, similar non-financial covenants specifically applicable to GEBV and its subsidiaries, and a financial covenant applicable only to GEBV and its subsidiaries. This financial covenant provides that we are not permitted to allow GEBV’s ratio of Consolidated Net GEBV Indebtedness to Consolidated GEBV EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net GEBV Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GEBV and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries, and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net GEBV Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At September 30, 2025, we were in compliance with this financial covenant.
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
At September 30, 2025, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.
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
We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During the first nine months of 2025, we did not repurchase any shares from employees.
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

Supplemental Guarantor Financial Information
Certain of our subsidiaries, which are listed on Exhibit 22.1 to this Quarterly Report on Form 10-Q and are generally holding or operating companies, have guaranteed our obligations under the $700 million outstanding principal amount of 4.875% senior notes due 2027, the $850 million outstanding principal amount of 5% senior notes due 2029, the $500 million outstanding principal amount of 6.625% senior notes due 2030, the $550 million outstanding principal amount of 5.25% senior notes due April 2031, the $600 million outstanding principal amount of 5.25% senior notes due July 2031 and the $450 million outstanding principal amount of 5.625% senior notes due 2033 (collectively, the “Notes”).
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

	Summarized Balance Sheets
(In millions)	September 30, 2025	December 31, 2024
Total Current Assets(1)	$5,932	$5,621
Total Non-Current Assets	6,105	8,606

Total Current Liabilities	$2,991	$3,420
Total Non-Current Liabilities	8,131	7,932
(1)Includes receivables due from Non-Guarantor Subsidiaries of $1,401 million and $1,824 million as of September 30, 2025 and December 31, 2024, respectively.

	Summarized Statements of Operations
(In millions)	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Net Sales	$7,555	$10,402
Cost of Goods Sold	6,282	8,427
Selling, Administrative and General Expense	1,115	1,495
Goodwill and Intangible Asset Impairment	674	125
Rationalizations	116	27
Interest Expense	297	482
Other Income	(57)	(155)
Net (Gains) on Asset Sales	(138)	(14)
Income (Loss) before Income Taxes(2)	$(734)	$15

Net Income (Loss)	$(2,106)	$26
Goodyear Net Income (Loss)	$(2,106)	$26
(2)Includes income from intercompany transactions with Non-Guarantor Subsidiaries of $379 million for the nine months ended September 30, 2025, primarily from royalties, intercompany product sales, dividends and interest, and $659 million for the year ended December 31, 2024, primarily from royalties, dividends, interest and intercompany product sales.

CRITICAL ACCOUNTING POLICIES
Goodwill and Intangible Assets. Goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if an indicator of impairment is present. Intangible assets with finite lives are amortized over their useful lives and are reviewed for impairment whenever events or circumstances warrant such review. Goodwill and intangible assets are written down to fair value if considered impaired. Goodwill and Intangible Assets totaled $42 million and $670 million, respectively, at September 30, 2025, compared to $756 million and $805 million, respectively, at December 31, 2024. The goodwill associated with the reporting unit in our Asia Pacific segment was $42 million at September 30, 2025. The goodwill associated with the reporting units in our Americas and Asia Pacific segments was $715 million and $41 million, respectively, at December 31, 2024. Goodwill associated with the reporting unit in our Americas segment was allocated to assets held for sale in the second quarter of 2025 in the amount of $41 million in connection with the anticipated sale of our polymer chemicals business, and the remaining $674 million was written off, resulting in a non-cash impairment charge during the third quarter of 2025. We recorded an intangible asset impairment charge of $125 million in the third quarter of 2024 primarily related to our lower tier indefinite-lived intangible assets related to the acquisition of Cooper Tire.
Goodwill and intangible assets with indefinite useful lives are not amortized but are assessed for impairment annually on October 31 with the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of the reporting unit or indefinite-lived intangible asset to its carrying value. In addition to the annual assessment, impairment evaluation is considered during interim periods when events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. During our annual impairment assessment and in subsequent interim periods, we review events that occur or circumstances that change, including the macroeconomic environment, our business performance and our market capitalization, to determine if a quantitative impairment assessment is necessary. We review our business performance and the macroeconomic environment against our recent expectations and evaluate book value compared to market capitalization, including fluctuations in our stock price, to determine if this could be an indicator of potential impairment. Consideration is given as to whether a fluctuation in our stock price is a result of current market conditions, due to a transitory event or an event that is expected to continue to affect us, or is consistent with our historical stock price volatility. We also consider these factors compared to the results of our most recent quantitative goodwill impairment assessment.
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
In the third quarter of 2025, we experienced continued industry disruption in Americas, which resulted in a reduction in our near-term and long-term outlook. We also experienced a decline in our market capitalization as a result of a decrease in our stock price. Our stock price has a history of volatility; however, given the decrease was sustained throughout the quarter, combined with the reduction in outlook, we viewed these events as triggering events for purposes of testing goodwill for impairment and performed a quantitative analysis of the fair value of the North America reporting unit in our Americas segment. We determined the estimated fair value of our North America reporting unit based on discounted cash flow projections. The most critical assumptions used in the calculation of the fair value of our North America reporting unit are the projected revenue, projected operating margin and discount rate. Our forecast of future cash flows is based on our best estimate of projected revenue and projected operating margin, based primarily on pricing, raw material costs, market share, industry outlook and general economic conditions. Based on our interim impairment test, the fair value of the North America reporting unit as of September 30, 2025 was less than its carrying value, resulting in full goodwill impairment and a non-cash charge of $674 million during the third quarter of 2025.
At September 30, 2025, after evaluating macroeconomic conditions and our current and future results of operations, including current results for our Asia Pacific business and brands associated with our indefinite-lived intangible assets, we concluded that there were no triggering events and it was not more likely than not that the fair values of our reporting unit within our Asia Pacific segment or our indefinite-lived intangible assets recorded within our Americas and Asia Pacific segments were less than their respective carrying values and, therefore, did not have any impairment. Future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill and indefinite-lived intangible assets, including discount rates and cash flow projections, could result in significantly different estimates of the fair values. A significant reduction in the estimated fair values could result in impairment charges that could adversely affect our results of operations.

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
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At September 30, 2025, approximately 38% of our debt was at variable interest rates averaging 5.99%.
The following table presents information about long term fixed rate debt, excluding finance leases, at September 30, 2025:

(In millions)
Carrying amount — liability	$4,504
Fair value — liability	4,393
Pro forma fair value — liability	4,552
The pro forma information assumes a 100 basis point decrease in market interest rates at September 30, 2025, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.
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
The following table presents net foreign currency contract information at September 30, 2025:

(In millions)
Fair value — asset (liability)	$(22)
Pro forma decrease in fair value	(235)
Contract maturities	10/25-9/26
The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at September 30, 2025, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
Fair values are recognized on the Consolidated Balance Sheet at September 30, 2025 as follows:

(In millions)
Current asset (liability):
Accounts receivable	$5
Other current liabilities	(27)
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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2025 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Asbestos Litigation
As reported in our Form 10-K for the year ended December 31, 2024, we were one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 35,400 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the first nine months of 2025, approximately 600 claims were filed against us and approximately 3,600 were settled or dismissed. The amounts expended on asbestos defense and claim resolution by us and our insurers during the first nine months of 2025 was $11 million. At September 30, 2025, there were approximately 32,400 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. Refer to Note to the Consolidated Financial Statements No. 13, Commitments and Contingent Liabilities, for additional information on asbestos litigation.
Environmental Matter
On August 15, 2025, we received a Notice of Violation from the U.S. Environmental Protection Agency alleging violations of the Clean Air Act at our former chemical manufacturing facility in Beaumont, Texas. Potential monetary penalties associated with the alleged violations could exceed our $1 million reporting threshold described below. Goodyear intends to defend this matter, the ultimate outcome of which cannot be predicted at this time.
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
For additional information regarding our legal proceedings, refer to Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities, and Part I, Item 3, Legal Proceedings, in our 2024 Form 10-K, Part II, Item 1, in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, Part II, Item 1, in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, and Note to the Consolidated Financial Statements No. 13, Commitments and Contingent Liabilities, in this Form 10-Q.
ITEM 1A. RISK FACTORS.
Refer to “Item 1A. Risk Factors” in our 2024 Form 10-K for a discussion of our risk factors.
ITEM 5. OTHER INFORMATION.
During the quarterly period ended September 30, 2025, none of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.
ITEM 6. EXHIBITS.
Refer to the Index of Exhibits, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2025
INDEX OF EXHIBITS

Exhibit Table Item No.	Description of Exhibit	Exhibit Number

10	Material Contracts

(a)	Defined Contribution Excess Benefit Plan of the Company, as amended and restated effective as of August 5, 2025.	10.1

22	Subsidiary Guarantors of Guaranteed Securities

(a)	List of Subsidiary Guarantors.	22.1

31	Rule 13a-14(a) Certifications

(a)	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.2

32	Section 1350 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.	32.1

101	Interactive Data Files

	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	101.INS

	Inline XBRL Taxonomy Extension Schema Document.	101.SCH

104	Cover Page Interactive Data File

	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	November 4, 2025	By	/s/ MARGARET V. SNYDER
Margaret V. Snyder, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the Principal Accounting Officer of the Registrant.)