Form 10-K
period 2025-12-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2026-02-10
CIK 42582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☑
The aggregate market value of the common stock held by nonaffiliates of the registrant, computed by reference to the last sales price of such common stock as of the closing of trading on June 30, 2025, was approximately $3.0 billion.
Shares of Common Stock, Without Par Value, outstanding at January 31, 2026:

286,247,045
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 13, 2026 are incorporated by reference in Part III.

THE GOODYEAR TIRE & RUBBER COMPANY
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2025

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
We are one of the world’s leading manufacturers of tires, engaging in operations in most regions of the world. In 2025, our net sales were $18,280 million and Goodyear net loss was $1,721 million. We develop, manufacture, distribute and sell tires for most applications. We are one of the world’s largest operators of commercial truck service and tire retreading centers. We also operate approximately 750 retail outlets where we offer our products for sale to consumer and commercial customers and provide repair and other services. We manufacture our products in 49 manufacturing facilities in 19 countries, including the United States, and we have marketing operations in almost every country around the world. We employ approximately 63,000 full-time and temporary associates worldwide.
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
DESCRIPTION OF GOODYEAR’S BUSINESS
Goodyear’s strategic vision is to be #1 in tires and service. We are committed to designing leading technologies, products and services that anticipate and satisfy the mobility needs of consumers and fleets. These initiatives are intended to capture the value of our brands and grow our market share, support our customers in winning in their markets, and ensure we are the preferred choice of consumers. They also strengthen our ability to improve our safety, quality and efficiency and to build an advantaged supply chain that delivers the right tire to the right place at the right time, at the right cost.
Our multi-year transformation plan, called “Goodyear Forward,” that was intended to optimize our portfolio, deliver margin expansion and reduce leverage, was completed in 2025. In furtherance of the goals set out in our Goodyear Forward plan, key activities included:
•Delivering gross proceeds of approximately $2.2 billion from portfolio optimization by completing the sales of our off-the-road (“OTR”) tire business, the Dunlop brand and our polymer chemicals business during 2025;
•Executing cost reduction actions driving an annual, run-rate benefit of approximately $1.5 billion, including actions related to our manufacturing footprint, plant optimization, further improvement of our purchasing leverage, reduction of Selling, Administrative and General expenses (“SAG”) and improvements in our supply chain planning and logistics;
•Engaging in brand optimization and tiering; and
•Improving our leverage, utilizing proceeds from divestitures to reduce our debt.
GENERAL INFORMATION REGARDING OUR SEGMENTS
For the year ended December 31, 2025, we operated our business through three operating segments representing our regional tire businesses: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific.
Our principal business is the development, manufacture, distribution and sale of tires and related products and services worldwide. We manufacture and sell numerous lines of rubber tires for:
•automobiles
•trucks
•buses
•aircraft
•motorcycles
•farm implements, and
•various other applications.

In each case, our tires are offered for sale to vehicle manufacturers for mounting as original equipment (“OE”) and for replacement worldwide. We also continue to manufacture and sell OTR tires pursuant to a product supply agreement. We manufacture and sell tires under the Goodyear, Cooper, Kelly, Mastercraft, Roadmaster, Debica, Sava, Fulda, Mickey Thompson, Avon and Remington brands and various “house” brands, and the private-label brands of certain customers. In certain geographic areas we also:
•retread truck and aviation tires,
•manufacture and sell tread rubber and other tire retreading materials, and/or
•provide automotive and commercial repair services and miscellaneous other products and services.
Our principal products are new tires for most applications. Approximately 84% of our sales in 2025, 85% in 2024 and 86% in 2023 were for tire units. Sales of chemical products to unaffiliated customers were 2% of our consolidated sales in 2025, 3% in 2024 and 2% in 2023 (4%, 5% and 4% of Americas total sales in 2025, 2024 and 2023, respectively). The percentages of each segment’s sales attributable to tire units during the periods indicated were:

	Year Ended December 31,
Tire Unit Sales	2025	2024	2023
Americas	82%	82%	84%
Europe, Middle East and Africa	85	87	88
Asia Pacific	95	95	95
Each segment exports tires to other segments. The financial results of each segment exclude sales of tires exported to other segments, but include operating income derived from such transactions.
Goodyear does not include motorcycle, aviation or race tires in reported tire unit sales.
Tire unit sales for each segment during the periods indicated were:
GOODYEAR’S ANNUAL TIRE UNIT SALES — SEGMENT

	Year Ended December 31,
(In millions of tires)	2025	2024	2023
Americas	78.2	81.6	87.3
Europe, Middle East and Africa	47.9	48.9	49.9
Asia Pacific	32.6	36.1	36.1
Goodyear worldwide tire units	158.7	166.6	173.3
Our replacement and OE tire unit sales during the periods indicated were:
GOODYEAR’S ANNUAL TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2025	2024	2023
Replacement tire units	113.1	120.7	130.2
OE tire units	45.6	45.9	43.1
Goodyear worldwide tire units	158.7	166.6	173.3
New tires are sold under highly competitive conditions throughout the world. On a worldwide basis, we have two major competitors: Bridgestone (based in Japan) and Michelin (based in France). Other significant competitors include Continental, Hankook, Kumho, Pirelli, Sumitomo, Toyo, Yokohama and various regional tire manufacturers.
We compete with other tire manufacturers on the basis of product design, performance, price and terms, reputation, warranty terms, customer service and consumer convenience. Goodyear, Cooper and Mickey Thompson branded tires enjoy a high recognition factor and have a reputation for performance and product design. The Kelly, Mastercraft, Roadmaster, Debica, Sava, Fulda, Avon and Remington brands and various house brand tire lines offered by us, and tires manufactured and sold by us to private brand customers, compete primarily on the basis of value and price.
We do not consider our tire businesses to be seasonal to any significant degree.

AMERICAS
Americas, our largest segment in terms of revenue, develops, manufactures, distributes and sells tires and related products and services in North, Central and South America, and sells tires to various export markets, primarily through intersegment sales. Americas manufactures tires in eight plants in the United States, two plants in Canada, two plants in Mexico and one plant each in Brazil, Chile, Colombia and Peru.
Americas manufactures and sells tires for automobiles, trucks, buses, aircraft, and various other applications.
Goodyear brand radial passenger tire lines sold throughout Americas include the Assurance family of product lines for the premium and mid-tier passenger and cross-over utility segments; the Eagle Performance family of product lines for the high-performance segment; the Wrangler family of product lines for the sport utility vehicle and light truck segments; as well as the WinterCommand and Ultra Grip family of winter tires. Cooper brand radial passenger tire lines sold throughout Americas include those sold under the Cooper and Mastercraft brands. We also offer Mickey Thompson brand radial tire lines, including the Baja family of product lines and Street Comp for the light truck, off-road and performance enthusiast segments. Americas also manufactures and sells several lines of Kelly brand radial tires for passenger cars and light trucks including the Kelly Edge Touring Plus, Edge Sport and Safari AT. Our Americas commercial business provides commercial truck tires, retreads, services and business solutions to trucking fleets. Cooper brand commercial tires sold throughout Americas include those sold under the Roadmaster brand. Americas also:
•manufactures tread rubber and other tire retreading materials for trucks, heavy equipment and aviation,
•retreads truck and aviation tires, primarily as a service to its commercial customers,
•sells products and installation services online through our websites, www.goodyear.com for consumer tires and www.goodyeartrucktires.com for commercial tires,
•provides automotive maintenance and repair services at approximately 505 Company-owned retail outlets primarily under the Goodyear or Just Tires names,
•provides trucking fleets with new tires, retreads, mechanical service, preventative maintenance and roadside assistance from approximately 180 Company-owned locations, primarily Goodyear Commercial Tire & Service Centers,
•sells automotive repair and maintenance items, automotive equipment and accessories and other items to dealers and consumers, and
•provides miscellaneous other products and services.
Markets and Other Information
Tire unit sales to replacement and OE customers served by Americas during the periods indicated were:
AMERICAS UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2025	2024	2023
Replacement tire units	63.7	66.6	73.2
OE tire units	14.5	15.0	14.1
Total tire units	78.2	81.6	87.3
Americas is a major supplier of tires to most manufacturers of automobiles, trucks, buses and aircraft that have production facilities located in the Americas.
Americas' primary competitors are Bridgestone and Michelin. Other significant competitors include Continental, Pirelli, and imports from other regions, primarily Asia.
The principal channel for the sale of Goodyear and Cooper brand tires in Americas is a large network of independent dealers. Goodyear, Cooper, Kelly and Mastercraft brand tires are also sold to numerous national and regional retailers, in Goodyear Company-owned stores in the United States, and through the wholesale channel, including through TireHub, LLC ("TireHub"), our national wholesale tire distributor in the United States, and a network of aligned U.S. regional wholesale tire distributors.
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
EUROPE, MIDDLE EAST AND AFRICA
Europe, Middle East and Africa, our second largest segment in terms of revenue, develops, manufactures, distributes and sells tires for automobiles, trucks, buses, aircraft and motorcycles throughout Europe, the Middle East and Africa under the Goodyear, Cooper, Debica, Sava, Fulda and Avon brands and other house brands, and sells tires to various export markets, primarily through intersegment sales. Following the sale of the Dunlop brand, Cooper is being introduced as Goodyear’s primary second‑tier brand in EMEA. EMEA manufactures tires in thirteen plants in France, Germany, Luxembourg, the Netherlands, Poland, Serbia, Slovenia and Turkey. EMEA also:
•sells aviation tires and manufactures and sells retreaded aviation tires,
•provides various retreading and related services for truck tires, primarily for its commercial truck tire customers,
•provides trucking fleets with new tires, digital tools, connected technologies and related services,
•offers automotive repair services at Company-owned retail outlets, and
•provides miscellaneous other products and services.
Markets and Other Information
Tire unit sales to replacement and OE customers served by EMEA during the periods indicated were:
EUROPE, MIDDLE EAST AND AFRICA UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2025	2024	2023
Replacement tire units	33.6	36.0	36.8
OE tire units	14.3	12.9	13.1
Total tire units	47.9	48.9	49.9
EMEA is a significant supplier of tires to most vehicle manufacturers across the region.
EMEA’s primary competitors are Michelin, Bridgestone, Continental, Pirelli, several regional and local tire producers, and imports from other regions, primarily Asia.
Goodyear and Cooper brand tires are sold for replacement in EMEA through various channels of distribution, principally independent multi-brand tire dealers. In some areas, Goodyear brand tires, as well as Cooper, Debica, Sava, Fulda and Avon brand tires, are distributed through independent dealers, regional distributors and retail outlets, of which 55 are owned by Goodyear.
Our European operations are subject to regulation by the European Union. The Tire Safety Regulation sets performance standards that tires for passenger cars and light and commercial trucks need to meet for rolling resistance, wet grip braking (passenger car tires only) and noise in order to be sold in the European Union. The Tire Labeling Regulation applies to all passenger car, light truck and commercial truck tires and requires that consumers be informed about the tire's fuel efficiency, wet grip and noise characteristics. Our European operations or tires produced or sold in Europe also have to comply, or may have to comply in the future, with various other standards, including Registration, Evaluation, Authorisation and Restriction of Chemical Substances (REACH), which regulates the use of chemicals in the European Union; Corporate Sustainability Reporting Directive (CSRD) and Corporate Sustainability Due Diligence Directive (CSDDD), as amended by the EU Omnibus Directive, which establish certain disclosure and due diligence requirements; Ecodesign for Sustainable Products Regulation (ESPR), which establishes product design requirements to meet certain sustainability criteria; and European Union Deforestation Regulation (EUDR), which requires due diligence for certain products, including natural rubber, to address deforestation.
ASIA PACIFIC
Our Asia Pacific segment develops, manufactures, distributes and sells tires for automobiles, trucks, buses, aircraft, and farm throughout the Asia Pacific region, and sells tires to various export markets, primarily through intersegment sales. Asia Pacific manufactures tires in seven plants in China, India, Indonesia and Thailand. Asia Pacific also:
•retreads truck and aviation tires,
•manufactures tread rubber and other tire retreading materials for aviation tires,

•provides automotive maintenance and repair services through a network of licensed retail stores, and
•provides miscellaneous other products and services.
Markets and Other Information
Tire unit sales to replacement and OE customers served by Asia Pacific during the periods indicated were:
ASIA PACIFIC UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2025	2024	2023
Replacement tire units	15.8	18.1	20.2
OE tire units	16.8	18.0	15.9
Total tire units	32.6	36.1	36.1
Asia Pacific’s major competitors are Bridgestone and Michelin along with many other global brands present in different parts of the region, including Continental, Dunlop, Hankook and a large number of regional and local tire producers.
Asia Pacific sells primarily Goodyear and Cooper brand tires throughout the region. Other brands of tires, such as Mickey Thompson, Kelly and Mastercraft, are sold in smaller quantities. Tires are sold through a network of licensed and franchised retail stores and multi-brand retailers through a network of wholesale dealers as well as through an increasing number of on-line outlets.
GENERAL BUSINESS INFORMATION
Sources and Availability of Raw Materials
The principal raw materials used by Goodyear are synthetic and natural rubber. Synthetic rubber accounted for approximately 50% of all rubber consumed by us in 2025. Our former plants located in Beaumont and Houston, Texas supplied, and will continue to supply, a major portion of our global synthetic rubber requirements. We transferred ownership of the plants located in Beaumont and Houston, Texas on October 31, 2025 in connection with the sale of our chemical business. We purchase all of our requirements for natural rubber in the world market.
Other important raw materials and components we use are carbon black, steel cord, fabrics and petrochemical-based commodities. Substantially all of these raw materials and components are purchased from independent suppliers. We purchase most raw materials and components in significant quantities from several suppliers, except in those instances where only one or a few qualified sources are available. Raw material costs were higher in 2025 as compared to 2024. We anticipate the continued availability of raw materials and components we will require during 2026, subject to spot shortages and unexpected disruptions caused by natural disasters, such as hurricanes, or other events.
Substantial quantities of fuel and other petrochemical-based commodities are used in the production of tires, synthetic rubber and other products. Supplies of such fuels and commodities have been and are expected to continue to be available to us in quantities sufficient to satisfy our anticipated requirements, subject to spot shortages.
Human Capital Management
At December 31, 2025, we employed approximately 63,000 full-time and temporary associates throughout the world, including approximately 36,000 associates covered under collective bargaining agreements. Approximately 4,300 of our associates in the United States are covered by a master collective bargaining agreement between Goodyear and the United Steelworkers ("USW"), which expires in July 2026. Approximately 2,000 of our associates at our Texarkana and Findlay plants in the United States are covered by separate collective bargaining agreements with the USW, which expire in October 2028. In addition, approximately 500 of our associates in the United States are covered by other contracts with the USW and various other unions. Approximately 19,000 of our associates outside of the United States are covered by union contracts that currently have expired or that will expire in 2026, primarily in Luxembourg, Poland, China, Mexico, Slovenia, France, Turkey, Indonesia, India and Peru. Unions represent a major portion of our associates in the United States and Europe.
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

Talent Management — Our associates are the driving force behind our success. They underpin every aspect of our strategy and help us deliver value to our customers, shareholders and communities. We provide integrated talent management and learning solutions aimed at enabling our associates to reach their full personal and professional potential at Goodyear. We are guided by our talent strategy which focuses on talent attraction, talent development and talent engagement and retention. An example of how we attract talent is through campus recruiting into our intern and job rotational programs utilized by several of our functional teams. We offer a range of talent developmental tools, including an internal collection of courses and learning resources available to all associates. In our manufacturing plants, one of the pillars of our plant optimization efforts is Continuous Skills Development, which focuses on developing problem-solving and decision-making skills.
Engagement and Inclusion — An engaged and inclusive workforce is critical to our long-term success. Embracing and valuing differences allows us to attract top talent, improve associate satisfaction and engagement, foster innovation, and meld varying experiences and perspectives to drive enhanced customer service, business creativity and decision-making. Our goal is to create a work environment where people have a real sense of belonging and are able to thrive. Our commitment is reflected in the policies that govern our workforce, such as our Business Conduct Manual and Global Zero Tolerance policy and is evidenced in our recruiting strategies, succession planning, training and Employee Resource Groups (“ERGs”), which are key to our inclusion efforts. Our ERGs provide all participating associates access to coaching, mentoring and professional development, and include ADAPT (Abled and Disabled Associates Partnering Together), Goodyear Asia India Middle East (AIM), Goodyear Black Network, Goodyear Veterans Association, Goodyear Women’s Network, Goodyear Pride Network, HOLA (Hispanic/Latino) and Next Generation Leaders.
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
Patents and Trademarks
We own approximately 1,400 product, process and equipment patents issued by the United States Patent Office and approximately 3,500 patents issued or granted in other countries around the world. We have approximately 300 applications for United States patents pending and approximately 500 patent applications on file in other countries around the world. While such patents and patent applications as a group are important, we do not consider any patent or patent application to be of such importance that the loss or expiration thereof would materially affect Goodyear or any business segment.
We own, control or use approximately 1,300 different trademarks, including several using the word “Goodyear” or the word “Cooper.” Approximately 8,100 registrations and 200 pending applications worldwide protect these trademarks. While such trademarks as a group are important, the only trademarks we consider material to our business, or to the business of any of our segments, are those using the word “Goodyear” or the word “Cooper.” We believe our trademarks are valid and most are of unlimited duration as long as they are adequately protected and appropriately used.

Compliance with Government Regulations
We are subject to extensive regulation under environmental and occupational safety and health laws and regulations worldwide. These laws and regulations relate to, among other things, air emissions, discharges to surface and underground waters, the generation, handling, storage, transportation and disposal of waste materials and hazardous substances, and workplace safety and health. We have several continuing programs designed to ensure compliance with foreign, federal, state and local environmental and occupational safety and health laws and regulations. We expect capital expenditures for pollution control facilities and occupational safety and health projects to be approximately $55 million and $45 million in 2026 and 2027, respectively.
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
Climate Change and Sustainability
We are committed to reaching net-zero greenhouse gas (GHG) emissions across our value chain by 2050 from a 2019 base year. In addition, we are committed to reducing Scope 1 and 2 GHG emissions by 46% by 2030 from a 2019 base year, and certain Scope 3 GHG emissions from purchased goods and services, fuel and energy-related activities and upstream transportation by 28% within the same timeframe. Our science-based near-term and net-zero GHG reduction targets were validated by the Science Based Targets initiative (SBTi) in 2023.
Climate considerations continue to drive change in the transportation sector. Advanced forms of mobility—such as fleets, autonomous, connected, electric and sustainable vehicles—are impacting the transport industry and have the potential to make driving safer and transition the industry to a low-GHG-emissions industry. Goodyear remains committed to advancing safe, energy-efficient and sustainable products and services through tire design and digital-based solutions.
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
Additionally, we have established a robust process that uses internal and external insights to identify, assess and report climate-related risks and opportunities. Such risks include an increase in severe weather events that could temporarily disrupt our operations, supply chain or the operations of our customers and the cost of compliance associated with increased climate-related regulations globally, including increased disclosure obligations or being subject to increased carbon taxes or similar mechanisms in the European Union or the emergence of such programs in other countries. Refer to Item 1A. "Risk Factors" for a discussion of these and our other risk factors.
We strive to comply with all applicable laws and regulations, and set company-wide and facility-specific goals to reduce our operational impacts. As part of this commitment, we continue to focus on reducing energy consumption and emissions in our manufacturing facilities and utilizing renewable energy sources. Goodyear has committed to using 100% renewable electricity in all manufacturing facilities by 2030 and 100% renewable energy in all manufacturing facilities by 2040.

We continue to focus on the resiliency of our supply chain and business by developing more sustainable material sources and increasing our use of sustainable materials that deliver product performance while meeting our high standards of safety and quality. Goodyear currently defines a “sustainable material” as a bio-based (originating from biological sources), renewable (composed of replenishable biomass) or recycled (reprocessed from reclaimed materials) material, or one produced using or contributing to other practices designed to promote resource conservation and/or emissions reductions.
Goodyear has a goal to introduce the industry's first 100% sustainable material tire by 2030. In addition, we continue to use bio-based oils to help us reach our goal of fully replacing petroleum-based oils in our products by 2040. We remain committed to continuing to advance the science and technology and conduct research to bring new materials that deliver safety, quality and performance.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Set forth below are: (1) the names and ages of all executive officers of the Company at February 10, 2026, (2) all positions with the Company presently held by each such person, and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Position(s) Held	Age

Mark W. Stewart	Chief Executive Officer and President	58
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

Christina L. Zamarro	Executive Vice President and Chief Financial Officer	54
Ms. Zamarro was named Executive Vice President and Chief Financial Officer on January 1, 2023. She is Goodyear’s principal financial officer. Ms. Zamarro joined Goodyear in 2007 and has served as Vice President, Finance and Treasurer (May 2020 to December 31, 2022).

Nathaniel Madarang	President, Asia Pacific	54
Mr. Madarang was named President, Asia Pacific in March 2021. He is the executive officer responsible for Goodyear’s operations in Asia, Australia, New Zealand and the Western Pacific. Mr. Madarang joined Goodyear in 2008 and has served as Managing Director, China (October 2019 to February 2021).

Grégory Boucharlat	Senior Vice President, Global Commercial	53
Mr. Bourcharlat was named Senior Vice President, Global Commercial, effective May 15, 2025. He is the executive officer responsible for strategic coordination of Goodyear’s commercial tire business. Mr. Bourcharlat joined Goodyear in 1994 and has served as Vice President, Commercial Europe (October 2019 to February 2023) and Vice President, Tires-as-a-Service (March 2023 to May 2025).

Laura P. Duda	Senior Vice President and Chief Communications Officer	56
Ms. Duda was named Senior Vice President and Chief Communications Officer in January 2019. She is the executive officer responsible for Goodyear’s communications activities worldwide. Ms. Duda joined Goodyear in 2016.

Nicole Gray	Senior Vice President and Chief Human Resources Officer	48
Ms. Gray was named Senior Vice President and Chief Human Resources Officer in July 2024. She is the executive officer responsible for Goodyear’s global human resources activities. Ms. Gray joined Goodyear in 2016 and has served as Senior Director, Human Resources – Corporate Functions (April 2019 to February 2021), Vice President, Human Resources – Global Corporate Functions (March 2021 to January 2023), and Vice President, Human Resources – Global Corporate Functions & Strategic Business Initiatives (February 2023 to June 2024).

Christopher P. Helsel	Senior Vice President and Chief Technical Officer	60
Mr. Helsel was named Senior Vice President and Chief Technical Officer on January 13, 2025. He is the executive officer responsible for Goodyear’s product design and research and development activities. Mr. Helsel joined Goodyear in 1996 and has served as Senior Vice President and Chief Technology Officer (February 2019 to February 2021) and Senior Vice President, Global Operations and Chief Technology Officer (March 2021 to January 12, 2025).

Name	Position(s) Held	Age

Don Metzelaar	Senior Vice President, Global Manufacturing and Supply Chain	55
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

David E. Phillips	Senior Vice President and Chief Legal Officer	50
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
As part of our strategic vision to be #1 in tires and service, we are pursuing important strategic initiatives. If we fail to execute these initiatives successfully or if the assumptions used in developing the initiatives vary significantly from actual conditions, we may fail to achieve our financial goals.
We completed our Goodyear Forward transformation plan in 2025. Although we achieved a substantial amount of savings from Goodyear Forward through 2025, these savings may not be sustainable, which may adversely affect our future operating results or cash flows.
We continue to believe that our manufacturing footprint is less cost-competitive than that of our principal competitors. To address this competitive disadvantage, we are closing several high-cost manufacturing facilities and curtailing production of tires for declining, less profitable segments of the tire market. We are also modernizing certain manufacturing facilities around the world to strengthen the competitiveness of our manufacturing footprint and increase production of premium, large-rim diameter consumer tires. These activities may temporarily disrupt our manufacturing operations and lead to temporary increases in our costs. The failure to implement successfully this or our other important strategic initiatives may materially adversely affect our operating results, financial condition and liquidity.
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
The sales of our OTR tire business, the Dunlop brand and our polymer chemical business may disrupt our current and future plans or operations.
The ancillary agreements for the sale of the OTR tire business include a product supply agreement and a transition services agreement. The ancillary agreements for the sale of the Dunlop brand include a transition license agreement, a transition offtake agreement and a commercial truck tire license from SRI to us. The ancillary agreements for the sale of the chemical business include a master supply agreement and a transition services agreement. As a result, we will have significant continuing obligations to the respective purchasers of these businesses.
There can be no assurance that we will be able to successfully separate these businesses or otherwise fully realize the expected benefits of these asset sales. Difficulties in separating the businesses may result in us performing differently than expected, in operational challenges or in unabsorbed overhead and other costs, especially during the implementation of the wind-down periods contemplated by the OTR product supply agreement and the Dunlop transition offtake agreement. Difficulties in transitioning to an external supplier for the purchase of certain polymer chemicals may also result in us performing differently than expected, in supply chain challenges or in increased costs, especially during the term of the 15-year chemical master supply agreement. The separation of these businesses may result in material challenges, including the diversion of management’s attention from ongoing business concerns; retaining key management and other employees; retaining or attracting business and operational relationships, including retaining Goodyear brand consumer tire customers and positioning the Cooper brand as our primary second-tier brand in EMEA; the possibility of faulty assumptions underlying expectations regarding the benefits from the ancillary agreements, the separation process and associated expenses; separating corporate and administrative infrastructures, including information technology, manufacturing and other systems; coordinating these activities in geographically dispersed locations; as well as potential unknown liabilities or unforeseen expenses relating to the ancillary agreements, the business separations or any delays in separation activities.
We face significant global competition and our market share could decline.
New tires are sold under highly competitive conditions throughout the world. We compete with other tire manufacturers on the basis of product design, performance, price and terms, reputation, warranty terms, customer service and consumer convenience. On a worldwide basis, we have two major competitors, Bridgestone (based in Japan) and Michelin (based in France), that have large shares of the markets of the countries in which they are based and are aggressively seeking to maintain or improve their worldwide market share. Other significant competitors include Continental, Hankook, Kumho, Pirelli, Sumitomo, Toyo, Yokohama and various regional tire manufacturers. Our competitors produce significant numbers of tires in low-cost countries, and have announced plans to further increase their production capacity in countries around the globe. Increasingly, our competitors are making decisions on where to produce tires based not only on production cost, but in combination with total delivery cost, supply chain reliability, tariffs and trade policy and sustainability considerations. These increases in production capacity may result in even greater competition in the United States and elsewhere.
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
Deterioration of global or regional economic conditions, including recession, financial instability, inflation, trade wars, labor shortages or energy availability and costs (including fuel surcharges), could negatively impact our business and our results of operations. A prolonged economic downturn can adversely affect OE production levels and consumer spending habits on replacement tires, resulting in lower-than-expected net sales. Inflation, which has risen significantly in recent years, has and may continue to increase our operational costs, including labor, transportation and energy costs, and increases in interest rates in response to concerns about inflation may have the effect of further increasing economic uncertainty or creating recessionary economic conditions. As a result, instability and weakness of the U.S. and global economies, including due to recession, inflation, trade wars, high unemployment, disruptions to financial markets, geopolitical events and public health crises, and the corresponding negative effects on consumer spending, may materially negatively affect our business and results of operations, including impairment charges relating to goodwill, intangible assets, investments and other long-lived assets.
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
We are a party to collective bargaining contracts with our labor unions, which represent a significant number of our employees, including our collective bargaining agreements with the USW. Our primary collective bargaining agreement with the USW, which covers approximately 4,300 of our associates in the United States at December 31, 2025, expires in July 2026. Approximately 2,000 of our associates at our Texarkana and Findlay plants in the United States at December 31, 2025 are covered by separate collective bargaining agreements with the USW, which expire in October 2028. In addition, approximately 19,000 of our associates outside of the United States are covered by union contracts that have expired or are expiring in 2026, primarily in Luxembourg, Poland, China, Mexico, Slovenia, France, Turkey, Indonesia, India and Peru. Although we believe that our relations with our associates are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage or interruption, we could experience a significant disruption of, or inefficiencies in, our operations or incur higher labor costs, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.
We have been, and could continue to be, negatively impacted by changes in tariffs, trade agreements or other trade restrictions on imported tires, raw materials and other goods or equipment.
The maintenance of existing tariffs, the imposition of new tariffs, changes in existing tariff rates, changes in or the repeal of trade agreements or other trade restrictions, such as those the United States has considered with respect to Canada and Mexico, may reduce our flexibility to utilize our global manufacturing footprint to meet demand for our tires around the world. In addition, the imposition of tariffs in the United States may result in the tires subject to such tariffs being diverted to other regions of the world, such as Europe, Latin America or Asia, or in retaliatory tariffs or other actions by affected countries. Broad-based tariffs and other trade restrictions have resulted in increased costs for our suppliers who have, and may in the future, increase prices to us. Finally, tariffs and other trade restrictions may weaken the economies of key markets for us, such as China, resulting in lower economic growth rates and weakened demand for our products and services. These factors, individually or together, could materially adversely affect our results of operations, financial condition and liquidity.

Our international operations have certain risks that may materially adversely affect our operating results, financial condition and liquidity.
We have manufacturing and distribution facilities throughout the world. Our international operations are subject to certain inherent risks, including:
•exposure to local economic conditions;
•adverse foreign currency fluctuations;
•adverse currency exchange controls;
•withholding taxes and restrictions on the withdrawal of foreign investment and earnings;
•tax policies and regulations;
•labor regulations;
•tariffs;
•government price and profit margin controls;
•expropriations of property;
•adverse changes in the diplomatic relations of foreign countries with the United States;
•the potential instability of foreign governments;
•hostility from local populations and insurrections or armed conflicts;
•risks of renegotiation or modification of existing agreements with governmental authorities;
•export and import restrictions; and
•other changes in laws or government policies.
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
Automotive vehicle production and global tire industry demand continues to be difficult to predict. Although sales to our OE customers accounted for approximately 19% of our net sales in 2025, demand for our products by OE customers and production levels at our facilities are impacted by automotive vehicle production. Automotive production and sales are highly cyclical and sensitive to general economic conditions and other factors, such as credit availability, interest rates, tariffs, fuel prices, and consumer preference and confidence. Economic declines that result in a significant reduction in automotive production would have an adverse effect on our sales to OE customers. We may experience future declines in sales volume due to declines in new vehicle production and sales, the performance, discontinuation or sale of certain OE brands, platforms or programs, increased competition, or weakness in the demand for replacement tires, which could result in us incurring under-absorbed fixed costs at our production facilities or slowing the rate at which we are able to recover those costs. At various times, some regions around the world may be more particularly impacted by these factors than other regions.
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
Our business substantially depends on the continued service of key members of our management. The loss of the services of a significant number of members of our management could have a material adverse effect on our business. Our future success will also depend on our ability to attract and retain highly skilled personnel, such as engineering, marketing and senior management professionals. Competition for these employees is intense, and we could experience difficulty from time to time in hiring and retaining the personnel necessary to support our business. Our ability to attract and retain employees may also be hampered by downturns in the automotive and tire industries, which could result in reduced payments under our incentive compensation plans, as well as by greater competition due to the use of remote working environments. If we do not succeed in retaining our current employees and attracting new high-quality employees, our business could be materially adversely affected.
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
We operate with significant operating and financial leverage. Significant portions of our manufacturing, selling, administrative and general expenses are fixed costs that neither increase nor decrease proportionately with sales. In addition, a significant portion of our interest expense is fixed. There can be no assurance that we would be able to reduce our fixed costs proportionately in response to a decline in our net sales, and therefore our competitiveness could be significantly impacted. As a result, a decline in our net sales could result in a higher percentage decline in our income from operations and net income.
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
We have a substantial amount of debt. As of December 31, 2025, our debt (including finance leases) on a consolidated basis was approximately $6.2 billion. Our substantial amount of debt and other obligations could have important consequences. For example, it could:
•make it more difficult for us to satisfy our obligations;
•impair our ability to obtain financing in the future for working capital, capital expenditures, research and development, acquisitions or general corporate requirements;
•increase our vulnerability to adverse economic and industry conditions;
•limit our ability to use cash flows from operating activities in other areas of our business or to return cash to shareholders because we would need to dedicate a substantial portion of these funds for payments on our indebtedness;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•place us at a competitive disadvantage compared to our competitors.
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
The agreements governing our secured credit facilities and certain of our other outstanding indebtedness impose significant operating and financial restrictions on us. These restrictions may affect our ability to operate our business or implement strategic initiatives, and may limit our ability to take advantage of potential business opportunities as they arise. These restrictions limit our ability to, among other things:
•incur additional debt or issue redeemable preferred stock;
•pay dividends, repurchase shares or make certain other restricted payments or investments;
•incur liens;
•sell assets;
•incur restrictions on the ability of our subsidiaries to pay dividends or to make other payments to us;

•enter into affiliate transactions;
•engage in sale/leaseback transactions; and
•engage in certain mergers or consolidations or transfers of substantially all of our assets.
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
Certain of our borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require us to use more of our available cash to service our indebtedness. There can also be no assurance that we will be able to enter into swap agreements or other hedging arrangements in the future if we desire to do so, or that any existing or future hedging arrangements will offset increases in interest rates. As of December 31, 2025, we had approximately $1.2 billion of variable rate debt outstanding.
Risks Related to Information Technology and Intellectual Property
We may be adversely affected by any disruption in, or failure of, our information technology systems.
We rely upon the capacity, reliability and security of our information technology ("IT") systems across all of our major business functions, including our research and development, manufacturing, retail, financial and administrative functions. We also face the challenge of supporting our older systems and simultaneously implementing upgrades. Our security measures are focused on the prevention, detection, response and recovery of damage from unauthorized access, cyber-attack, natural disasters and other similar disruptions. We may incur significant costs in order to implement the security measures that we feel are necessary to protect our IT systems. However, our IT systems may remain vulnerable to damage despite our implementation of security measures that we deem to be appropriate. In addition, we are also dependent on third parties to provide important IT services relating to, among other things, human resources, electronic communications and certain finance functions.
We collect and store sensitive data, including intellectual property, proprietary business information and the proprietary business information of our customers and suppliers, as well as personally identifiable information of our customers and associates, in data centers and on IT networks.
Additionally, we are subject to privacy, data protection, and information security laws and regulations (“Data Protection Laws”) in the United States and in jurisdictions around the globe that restrict the use, disclosure, transfer and processing of personal data. For example, we are subject to the GDPR, the California Privacy Rights Act, and the Brazilian Lei Geral de Proteção de Dados. Costs to comply with these Data Protection Laws are significant and the failure to comply with these laws could result in material legal exposure and business impact. The GDPR, for example, imposes meaningful accountability obligations on companies, with penalties for non-compliance of up to the greater of €20 million or four percent of annual global revenue. The GDPR, and other Data Protection Laws, also grant corrective powers to supervisory authorities, including the ability to impose a limit on processing personal data or to order companies to cease operations.
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
A system failure, accident or security breach involving our or our third party's IT systems could result in disruptions to our operations. A breach in the security of our IT systems could include the theft of our intellectual property or trade secrets, negatively impact our manufacturing or retail operations, or result in the compromise of personal information of our customers, employees or suppliers. While we have, from time to time, experienced system failures, accidents and security and privacy incidents involving our IT systems, these incidents have not had a material impact on our operations, and we are not aware of any resulting theft, loss or disclosure of, or damage to, material data or confidential information. To the extent that any system failure, accident or security or privacy breach results in material disruptions to our operations or the theft, loss or disclosure of, or damage to, material data or confidential information, our reputation, business, results of operations and financial condition could be materially adversely affected.
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
We have significant deferred tax assets that have been reduced by valuation allowances due to our determination that it is more likely than not that the tax benefits associated with some or all of the deferred tax assets will not be realized. We must generate sufficient earnings of the appropriate character in order to utilize our deferred tax assets. If our earnings remain flat or decline over an extended period of time, we may not be able to utilize our deferred tax assets and we may need to record additional valuation allowances against them that could adversely affect our results of operations in the period in which the valuation allowance is recorded.
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
The TREAD Act imposes numerous requirements with respect to the early warning reporting of warranty claims, property damage claims, and bodily injury and fatality claims and also requires tire manufacturers, among other things, to comply with rigorous tire testing standards. We have been subject to recalls in the past and it is possible that a recall of our tires could occur in the future. A substantial recall or related penalties could have a material adverse effect on our reputation, operating results and financial condition.
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
Our European operations are subject to regulation by the European Union. Two regulations, the Tire Safety Regulation and the Tire Labeling Regulation, applicable to tires sold in the European Union, have been adopted. The Tire Safety Regulation sets performance standards that tires for cars and light and commercial trucks need to meet for rolling resistance, wet grip braking (passenger car tires only) and noise in order to be sold in the European Union. The Tire Labeling Regulation applies to all passenger car, light truck and commercial truck tires and requires that consumers be informed about the tire's fuel efficiency, wet grip and noise characteristics. Other countries, such as Brazil, have also adopted tire labeling regulations, and additional countries may also introduce similar regulations in the future.
Operations in Europe or tires produced or sold in Europe also have to comply, or may have to comply in the future, with various other standards, including REACH (Registration, Evaluation, Authorisation and Restriction of Chemical Substances), which regulates the use of chemicals in the European Union; CSRD (Corporate Sustainability Reporting Directive) and CSDDD (Corporate Sustainability Due Diligence Directive), as amended by the EU Omnibus Directive, which establish certain disclosure and due diligence requirements; ESPR (Ecodesign for Sustainable Products Regulation), which establishes product design requirements to meet certain sustainability criteria; and EUDR (European Union Deforestation Regulation), which requires due diligence for certain products, including natural rubber, to address deforestation.

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
The financial position and results of operations of many of our international subsidiaries are initially recorded in various foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our financial statements. The strengthening of the U.S. dollar against these foreign currencies ordinarily has a negative impact on our reported sales and operating margin (and conversely, the weakening of the U.S. dollar against these foreign currencies has a positive impact). For the year ended December 31, 2025, foreign currency translation unfavorably affected sales by $18 million and favorably affected segment operating income by $3 million compared to the year ended December 31, 2024. The volatility of currency exchange rates may materially adversely affect our operating results. For the year ended December 31, 2025, net foreign currency exchange losses were $14 million.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C.    CYBERSECURITY.
Risk Management and Strategy
We recognize the importance of cybersecurity risk management, strategy and governance, and we have implemented policies and procedures reasonably designed to manage and reduce cybersecurity risk as part of our overall risk management program. Our global information technology organization, led by our Senior Vice President and Chief Information Officer (“CIO”), is responsible for enterprise-wide information technology, including our overall information security strategy, policies, operations, and threat detection and response. The global information technology organization manages and maintains the cybersecurity program with the goal of preventing, detecting and remediating incidents, and works to increase our system resilience to minimize the business impact should an incident occur. Our cybersecurity program is informed by multiple, overlapping cybersecurity frameworks. These include the National Institute of Standards and Technology Cyber Security Framework (NIST-CSF) and Trusted Information Security Assessment Exchange (TISAX). Our cybersecurity program has achieved TISAX certification, or “labeling”, for its demonstrated ability to identify, protect, detect, respond and recover from cyber risks. The “labeling” process requires independent, third-party auditors to test and confirm the controls we have implemented. Key elements of the program include formal information management policies; employee training and awareness; phishing resiliency campaigns; periodic risk assessments; penetration tests; tabletop exercises; and incident response testing and reviews.
We also engage third-party services to conduct evaluations of our security controls, whether through penetration testing, independent audits, cybersecurity maturity assessments or consulting on best practices to address current and new challenges. These evaluations include testing both the design and operational effectiveness of our security controls.
We recognize a cybersecurity incident experienced by a supplier or joint venture partner could materially impact us. We assess third-party cybersecurity controls as part of our third-party IT risk due diligence and engage in cybersecurity consultant-led solution design reviews when integrating new tools or third parties. We contractually require third parties to meet specified baseline customary standards of information security and report cybersecurity incidents to us so we can assess the impact of the incident and any necessary regulatory reporting obligations that may be required.
Depending on what events may occur, our cybersecurity incident response team is always ready and supported by a 24/7/365 industry leading security operations center. These teams balance following existing protocols with agile response to novel threats. We escalate potentially significant incidents to the Cybersecurity Disclosure Committee and the Audit Committee of the Board of Directors, as outlined in Goodyear’s policies and support documents. Our Cybersecurity Disclosure Committee is comprised of senior leadership across multiple functional areas and is responsible for reviewing and evaluating potentially significant cybersecurity incidents and for determining whether any notification or disclosure is required under applicable laws, including federal securities laws.
For the year ended December 31, 2025, we did not identify any cybersecurity threats that have materially impacted Goodyear’s operations or financial position. Notwithstanding our risk management efforts related to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material or other adverse effect on us in the future. See Item 1A. “Risk Factors” for a discussion of our information technology and cybersecurity risks.
Governance
The Audit Committee of the Board of Directors is responsible for overseeing the risks associated with information technology and cybersecurity threats, and reports on its activities to the full Board following each committee meeting. Management is responsible for identifying, monitoring and mitigating the material risks facing the Company, including cybersecurity risks.
The Audit Committee exercises its risk oversight function by carefully evaluating information and cybersecurity reports they receive from management; assessing the priorities and roadmap of the cybersecurity program; and making inquiries of management with respect to areas of particular interest to the Board. Senior leadership, including our CIO and our Senior Director, Global IT Risk & Security, periodically briefs the Audit Committee on our cybersecurity and information security programs and reviews relevant cybersecurity incidents.
Our current CIO has more than two decades of experience in the manufacturing industry and has held multiple executive technology leadership roles at several companies in North America and Asia.

ITEM 2.    PROPERTIES.
We manufacture our products in 49 manufacturing facilities located around the world, including 16 plants in the United States.
AMERICAS MANUFACTURING FACILITIES. Americas owns or leases and operates 26 manufacturing facilities in 7 countries, including:
•16 tire plants,
•2 chemical plants,
•3 tire manufacturing equipment plants,
•2 tire retread plants,
•2 aviation retread plants, and
•1 mix plant.
EUROPE, MIDDLE EAST AND AFRICA MANUFACTURING FACILITIES. EMEA owns or leases and operates 15 manufacturing facilities in 8 countries, including:
•13 tire plants,
•1 tire retread plant, and
•1 aviation retread plant.
ASIA PACIFIC MANUFACTURING FACILITIES. Asia Pacific owns and operates 8 manufacturing facilities in 4 countries, including 7 tire plants and 1 aviation retread plant.
PLANT UTILIZATION. Our worldwide tire capacity utilization rate was approximately 83% during 2025 compared to approximately 83% in 2024 and 81% in 2023. Our utilization rate can vary significantly between product lines, depending on the complexity of the tires, and between consumer and commercial tires, and can also vary between business segments. The reported capacity utilization is an overall average for the Company.
OTHER FACILITIES. We also own and operate four research and development facilities and technical centers, two development centers, and seven tire proving grounds. We lease our Corporate and Americas headquarters and our research and development facility and technical center in Akron, Ohio. We operate approximately 750 retail outlets for the sale of our tires to consumer and commercial customers, approximately 30 tire retreading facilities and approximately 350 warehouse distribution facilities. Substantially all of these facilities are leased. We do not consider any one of these leased properties to be material to our operations. For additional information regarding leased properties, refer to Notes to the Consolidated Financial Statements No. 14, Property, Plant and Equipment, and No. 15, Leases. Certain of our manufacturing facilities are mortgaged as collateral for our secured credit facilities. Refer to Note to the Consolidated Financial Statements No. 16, Financing Arrangements and Derivative Financial Instruments.

ITEM 3.    LEGAL PROCEEDINGS.
Asbestos Litigation
We are currently one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 30,400 claimants at December 31, 2025 relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present at our facilities. We manufactured, among other things, rubber coated asbestos sheet gasket materials from 1914 through 1973 and aircraft brake assemblies containing asbestos materials prior to 1987. Some of the claimants are independent contractors or their employees who allege exposure to asbestos while working at certain of our facilities. It is expected that in a substantial portion of these cases there will be no evidence of exposure to a Goodyear manufactured product containing asbestos or asbestos in our facilities. The amount expended by us and our insurers on defense and claim resolution was $16 million during 2025. The plaintiffs in the pending cases allege that they were exposed to asbestos and, as a result of such exposure, suffer from various respiratory diseases, including in some cases mesothelioma and lung cancer. The plaintiffs are seeking unspecified actual and punitive damages and other relief. For additional information on asbestos litigation, refer to Note to the Consolidated Financial Statements No. 20, Commitments and Contingent Liabilities.
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

PART II.
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The principal market for our common stock is the Nasdaq Global Select Market (Stock Exchange Symbol: GT). At December 31, 2025, there were 7,883 holders of record of the 286,247,045 shares of our common stock then outstanding.
Set forth in the table below is certain information regarding the number of shares of our common stock that were subject to outstanding stock options or other compensation plan awards at December 31, 2025.

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in Column (a))
	(a)
Equity compensation plans approved by shareholders	2,635,593	$15.67	23,537,236	(1)
Equity compensation plans not approved by shareholders	—	—	—
Total	2,635,593	$15.67	23,537,236
(1)Under our equity compensation plans, up to a maximum of 1,613,880 performance shares in respect of performance periods ending on or subsequent to December 31, 2025, 103,492 shares of restricted stock and 3,082,420 restricted stock units have been awarded. The number of performance shares indicated assumes the maximum possible payout that may be earned during the relevant performance periods.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
All per share amounts are diluted and refer to Goodyear net income (loss).
OVERVIEW
The Goodyear Tire & Rubber Company is one of the world’s leading manufacturers of tires, with one of the most recognizable brand names in the world and operations in most regions of the world. We have a broad global footprint with 49 manufacturing facilities in 19 countries, including the United States. We operate our business through three operating segments representing our regional tire businesses: Americas; Europe, Middle East and Africa ("EMEA"); and Asia Pacific.
This management's discussion and analysis provides comparisons of material changes in the consolidated financial statements for the years ended December 31, 2025 and 2024. For a comparison of the years ended December 31, 2024 and 2023, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Goodyear Forward
Our multi-year transformation plan, called “Goodyear Forward,” that was intended to optimize our portfolio, deliver margin expansion and reduce leverage was completed in 2025. In furtherance of the goals set out in our Goodyear Forward plan, key activities included delivering gross proceeds of approximately $2.2 billion from portfolio optimization by completing the sales of our off-the-road (“OTR”) tire business, the Dunlop brand and our polymer chemicals business during 2025. In addition, we executed margin enhancement actions driving an annual, run-rate benefit of approximately $1.5 billion, including actions related to our manufacturing footprint, plant optimization, further improvement of our purchasing leverage, reduction of Selling, Administrative and General expenses (“SAG”), improvements in our supply chain planning and logistics, and brand optimization and tiering. We also improved our leverage, utilizing proceeds from divestitures to reduce our debt.
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
On May 7, 2025, we completed the sale of our rights to the Dunlop brand in Europe, North America and Oceania for consumer, commercial and other specialty tires, together with certain associated intellectual property and other intangible assets, for a purchase price of $526 million to Sumitomo Rubber Industries, Ltd. ("SRI") pursuant to the terms of the Purchase Agreement, dated as of January 7, 2025 (as amended, the "Dunlop Purchase Agreement"). SRI also paid us an up-front transition support fee of $105 million for our support in transitioning the Dunlop brand, related intellectual property and Dunlop customers to SRI. SRI also acquired our existing Dunlop tire inventory for approximately $104 million. We also entered into a number of ancillary agreements, including (a) a transition license agreement, pursuant to which we continued to manufacture, sell and distribute Dunlop-branded consumer tires in Europe from the closing of the transaction until December 31, 2025, and during which we paid SRI a royalty on such Dunlop sales; (b) a transition offtake agreement, pursuant to which we will sell to SRI certain Dunlop-branded consumer tire products for a period of up to five years, commencing after termination or expiration of the transition license agreement; and (c) we will license back the Dunlop brand from SRI for commercial tires in Europe on a long-term basis, subject to a royalty on sales.
As a result of the transaction, we received gross proceeds of $735 million at closing for the Dunlop brand, related intellectual property and other intangible assets, the transition support fee and the tire inventory. We allocated $105 million of those proceeds related to the up-front transition support fee to deferred income, which will be recognized over the combined lives of the transition license and transition offtake agreements. We also allocated $86 million of those proceeds to deferred income for tire inventory in Europe, which will be recognized upon transfer of title. The deferred amounts related to the transition agreements and inventory are presented in operating activities and the $526 million purchase price is presented in investing activities on our Consolidated Statements of Cash Flows.

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
In conjunction with the sale of the Chemical Business, we also entered into a number of ancillary agreements including (a) a master supply agreement, pursuant to which the Purchaser will, or will cause its affiliates to, supply to us certain polymer chemical products for a period of fifteen (15) years, (b) a transition services agreement, pursuant to which we will provide certain transition services to the Purchaser for the Chemical Business for a period of up to eighteen (18) months, and (c) a patent and know-how license agreement, pursuant to which the Purchaser will license back to us certain intellectual property related to the Chemical Business for use in connection with certain retained businesses. Under the terms of the master supply agreement we are required to purchase minimum quantities on a quarterly basis or we are subject to a shortfall fee. The cash received of $580 million included $110 million for deferred amounts primarily related to the master supply agreement that are presented in operating activities and $470 million for proceeds that are presented in investing activities on our Consolidated Statements of Cash Flows.
Results of Operations
Our results for 2025 include a 4.7% decrease in tire unit shipments compared to 2024 due to lower global replacement and OE tire volume. In 2025, we experienced approximately $211 million of inflationary cost pressures.
Net sales were $18,280 million in 2025, compared to $18,878 million in 2024. Net sales decreased in 2025 due to the impacts of our divestitures, primarily the sale of the OTR tire business, lower global tire volume and the negative impact of changes in foreign exchange rates. These decreases were partially offset by favorable price and product mix and benefits from the Goodyear Forward plan.
Goodyear net loss in 2025 was $1,721 million, or $5.99 per share, compared to Goodyear net income of $46 million, or $0.16 per share, in 2024. The change in Goodyear net income (loss) was primarily due to the change in U.S. and Foreign Tax Expense, driven by the establishment of a full valuation allowance on our net deferred tax assets in the U.S., a non-cash goodwill impairment charge in Americas and lower segment operating income, partially offset by gains on the sales of the OTR tire business, the Dunlop brand and the Chemical Business.
Our total segment operating income for 2025 was $1,057 million, compared to $1,302 million in 2024. The $245 million decrease was primarily due to higher raw material costs of $443 million, increased conversion costs of $402 million, driven by inflation, higher SAG of $199 million when excluding Goodyear Forward savings, lower tire volume of $148 million, increases in other costs of $135 million, primarily related to tariff and transportation costs, the impact of the sale of the OTR tire business of $80 million, and a net decrease of $62 million from insurance proceeds for property damages and business interruptions received in 2024 and 2025. These decreases were partially offset by benefits from the Goodyear Forward plan of $772 million and global improvements in price and product mix of $465 million. Refer to "Results of Operations — Segment Information" for additional information.
Liquidity
At December 31, 2025, we had $801 million of Cash and Cash Equivalents as well as $4,421 million of unused availability under our various credit agreements, compared to $810 million and $3,555 million, respectively, at December 31, 2024. Net cash used by financing activities was $1,770 million, primarily due to net debt repayments of $1,759 million. Cash provided by investing activities was $997 million, primarily representing proceeds from the sales of the OTR tire business, the Dunlop brand and the Chemical Business, as well as other asset dispositions, of $1,802 million, partially offset by capital expenditures of $826 million. Net cash provided by operating activities was $796 million, driven by current year segment operating income and deferred revenue and income from asset sales. Refer to "Liquidity and Capital Resources" for additional information.
Outlook
With a backdrop of current macroeconomic and regulatory uncertainties, we have limited visibility to global tire unit volumes for 2026.
We expect our Goodyear Forward plan to deliver approximately $300 million of incremental savings in 2026. In addition, the 2025 sales of the Dunlop brand and Chemical Business are expected to impact segment operating income by approximately $185 million in 2026.

Based on current spot prices, we expect raw material costs to provide a benefit of approximately $300 million in 2026 compared to 2025. Natural and synthetic rubber prices and other commodity prices historically have been volatile, and our raw material costs could change based on future price fluctuations and changes in foreign exchange rates. We continue to focus on price and product mix, to substitute lower cost materials where possible, to work to identify additional substitution opportunities, and to reduce the amount of material required in each tire to minimize the impact of higher raw material costs.
We also forecast an estimated annualized cost of tariffs on finished goods and raw materials of approximately $300 million in 2026, based on current tariff rates.
Refer also to “Liquidity and Capital Resources” for commentary regarding our outlook on 2026 cash flows; “Item 1A. Risk Factors” for a discussion of the factors that may impact our business, results of operations, financial condition or liquidity; and “Forward-Looking Information – Safe Harbor Statement” for a discussion of our use of forward-looking statements.

RESULTS OF OPERATIONS — CONSOLIDATED
Goodyear net loss in 2025 was $1,721 million, or $5.99 per share, compared to Goodyear net income of $46 million, or $0.16 per share, in 2024. The change in Goodyear net income (loss) was primarily due to the change in U.S. and Foreign Tax Expense, driven by the establishment of a full valuation allowance on our net deferred tax assets in the U.S., a non-cash goodwill impairment charge in Americas and lower segment operating income, partially offset by gains on the sales of the OTR tire business, the Dunlop brand and the Chemical Business.
Net Sales
Net sales in 2025 of $18,280 million decreased $598 million, or 3.2%, compared to $18,878 million in 2024, due to the impacts of divestitures, primarily the sale of the OTR tire business, of $671 million, excluding product supply agreement revenue of $268 million, lower global tire volume of $669 million and the negative impact of changes in foreign exchange rates of $18 million. These decreases were partially offset by favorable global price and product mix of $370 million and benefits from the Goodyear Forward plan of $64 million. Goodyear worldwide tire unit net sales were $15,390 million and $15,993 million in 2025 and 2024, respectively. Consumer and commercial net sales were $12,234 million and $3,124 million in 2025, respectively. Consumer and commercial net sales were $12,303 million and $3,247 million in 2024, respectively.
The following table presents our tire unit sales for the periods indicated:

	Year Ended December 31,
(In millions of tires)	2025	2024	% Change
Replacement Units
United States	50.2	52.8	(4.9)%
International	62.9	67.9	(7.4)%
Total	113.1	120.7	(6.3)%
OE Units
United States	9.3	9.6	(3.1)%
International	36.3	36.3	—%
Total	45.6	45.9	(0.5)%
Goodyear worldwide tire units	158.7	166.6	(4.7)%
The decrease in worldwide tire unit sales of 7.9 million units, or 4.7%, compared to 2024, included a decrease of 7.6 million replacement tire units, or 6.3%, reflecting decreases in each region. OE tire units decreased by 0.3 million units, or 0.5%. Consumer and commercial unit sales in 2025 were 147.1 million and 10.0 million, respectively. Consumer and commercial unit sales in 2024 were 154.0 million and 10.9 million, respectively.
Cost of Goods Sold
Cost of Goods Sold ("CGS") was $14,909 million in 2025, decreasing $283 million, or 1.9%, from $15,192 million in 2024. CGS was 81.6% of sales in 2025 compared to 80.5% of sales in 2024. CGS in 2025 decreased primarily due to savings related to the Goodyear Forward plan of $578 million, lower tire volume of $521 million, benefits from divestitures, primarily related to the sale of the OTR tire business, of $262 million, and foreign currency translation of $19 million. These decreases were partially offset by higher raw material costs of $443 million, higher conversion costs of $402 million, an increase in other costs of $138 million, primarily related to tariff and transportation costs, a net decrease of $62 million ($30 million after-tax and minority) from insurance proceeds for property damages and business interruptions received in 2024 and 2025, an increase in asset write-offs, accelerated depreciation and accelerated lease charges of $32 million, primarily related to the closures of our Fulda, Germany ("Fulda"), Fürstenwalde, Germany ("Fürstenwalde"), and Kariega, South Africa ("Kariega") tire manufacturing facilities and the elimination of commercial tire production at our Danville, Virginia tire manufacturing facility ("Danville"), and a benefit received in 2024 related to a reduction in U.S. duty rates on various commercial tires from China of $14 million. CGS in 2024 included a favorable $8 million ($6 million after-tax and minority) tax item in Brazil and a $3 million ($3 million after-tax and minority) charge related to a flood in South Africa.
CGS in 2025 and 2024 included pension expense of $12 million and $15 million, respectively.
Selling, Administrative and General Expense
SAG was $2,719 million in 2025, decreasing $63 million, or 2.3%, from $2,782 million in 2024. SAG was 14.9% of sales in 2025 compared to 14.7% of sales in 2024. SAG decreased primarily due to savings related to the Goodyear Forward plan of $132 million, benefits related to divestitures, primarily the sale of the OTR tire business, of $56 million, and a decrease in asset write-offs, accelerated depreciation and accelerated lease charges of $18 million. These decreases were partially offset by an increase in other costs of $151 million, including an investment in systems and technology for customer facing support and higher costs associated with product liability claims, an increase of $53 million related to inflation and wages and benefits and increased advertising costs of $30 million. SAG in 2025 also included costs related to the Goodyear Forward plan of $15 million ($15 million after-tax and minority) compared to $105 million ($80 million after-tax and minority) in 2024, primarily consisting of advisory, legal and consulting fees incurred to support development and execution of the plan, including costs associated with planned asset sales.
SAG in 2025 and 2024 included pension expense of $9 million and $11 million, respectively. SAG in 2025 included incremental savings from rationalization plans of $44 million compared to $46 million in 2024.
CGS and SAG in 2025 included $160 million ($149 million after-tax and minority) of asset write-offs, accelerated depreciation and accelerated lease charges, primarily relate to the announced closures of Fulda, Fürstenwalde and Kariega and the plan to reduce our production capacity at Danville. Asset write-offs, accelerated depreciation and accelerated lease charges for 2025 were primarily recorded in CGS.
CGS and SAG in 2024 included $146 million ($126 million after-tax and minority) of asset write-offs, accelerated depreciation and accelerated lease charges, primarily related to plant closures in Asia Pacific and EMEA, closure of a development center in the U.S. and the exit of our retail operations in Australia and New Zealand.
Rationalizations
We recorded net rationalization charges of $194 million ($172 million after-tax and minority) in 2025. Net rationalization charges include $73 million related to the elimination of commercial tire production at Danville, $61 million related to the closures of Fulda and Fürstenwalde, $34 million related to the closure of Kariega, $13 million related to the plan to reduce headcount at our Fayetteville, North Carolina tire manufacturing facility ("Fayetteville"), $9 million related to the rationalization and workforce reorganization plan in EMEA, $5 million related to the closure of our tire manufacturing facility in Melksham, United Kingdom ("Melksham"), and various other plans to reduce headcount and improve operating efficiency. These charges were partially offset by reversals of $21 million, primarily related to voluntary attrition in our rationalization and workforce reorganization plan in EMEA.
We recorded net rationalization charges of $86 million ($72 million after-tax and minority) in 2024. Net rationalization charges include $52 million related to Fulda and Fürstenwalde, $15 million related to the rationalization and workforce reorganization plan in EMEA, $15 million related to opening a shared service center in Costa Rica, the exit of certain Commercial Tire and Service Center locations and global SAG reductions, $12 million related to the closure of our tire manufacturing facility in Malaysia, $11 million related to the closure of Melksham, $4 million related to the closure of certain retail and warehouse locations in Americas, $3 million related to the permanent closure of our Gadsden, Alabama tire manufacturing facility, $3 million related to a plan to reduce SAG headcount globally and $3 million related to the plan to streamline our EMEA distribution network. These charges were partially offset by reversals of $45 million, primarily related to voluntary attrition in our rationalization and workforce reorganization plan in EMEA.
Upon completion of new plans initiated in 2025, we estimate that annual segment operating income will improve by approximately $120 million (approximately $50 million SAG and approximately $70 million CGS). The savings realized in 2025 from rationalization plans totaled approximately $43 million (primarily SAG).
For further information, refer to Note to the Consolidated Financial Statements No. 4, Costs Associated with Rationalization Programs.
Goodwill and Intangible Asset Impairment
During 2025, we recorded a non-cash impairment charge of $674 million ($674 million after-tax and minority) to fully impair our North America reporting unit's goodwill in our Americas segment. During 2024, we recorded a non-cash impairment charge of $125 million ($94 million after-tax and minority) primarily related to our lower tier indefinite-lived intangible assets related to the acquisition of Cooper Tire as a result of increased competition from lower tier imports in the market. For further information, refer to "Critical Accounting Policies - Goodwill and Intangible Assets" and Notes to the Consolidated Financial Statements No. 12, Goodwill and Intangible Assets, in this Form 10-K.
Interest Expense
Interest expense was $445 million in 2025, decreasing $77 million from $522 million in 2024. The decrease is due to lower interest rates on lower average debt levels in 2025, due to the repayment of debt with proceeds from asset sales. The average interest rate was 5.76% in 2025 compared to 6.24% in 2024. The average debt balance was $7,729 million in 2025 compared to $8,368 million in 2024.

Gains on Asset Sales
During 2025, net gains on asset sales of $816 million ($747 million after-tax and minority) primarily relate to an estimated gain of $385 million ($368 million after-tax and minority) on the sale of the Dunlop brand, an estimated gain of $255 million ($232 million after-tax and minority) on the sale of the OTR tire business, an estimated gain of $104 million ($104 million after-tax and minority) on the sale of the Chemical Business, and other asset sales of $72 million ($43 million after-tax and minority), compared to net gains on asset sales of $93 million ($66 million after-tax and minority) during 2024, primarily due to the sale of a distribution center in EMEA.
For further information, refer to Note to the Consolidated Financial Statements No. 2, Divestitures.
Other (Income) Expense
Other (Income) Expense in 2025 was $288 million of expense, compared to $134 million of expense 2024. The change in Other (Income) Expense was primarily due to pension settlement charges of $201 million ($200 million after-tax and minority) in 2025 compared to pension settlement credits of $3 million ($2 million after-tax and minority) in 2024 and a decrease in interest income of $17 million, partially offset by an increase in royalty and other income of $43 million. 2024 included transaction costs of $19 million ($14 million after-tax and minority) related to the sale of the OTR tire business, an $8 million ($6 million after-tax and minority) loss related to the sale of receivables in Argentina and a favorable $2 million ($1 million after-tax and minority) tax item in Brazil.
For further information, refer to Note to the Consolidated Financial Statements No. 6, Other (Income) Expense.
Income Taxes
Income tax expense in 2025 was $1,567 million on a loss before income taxes of $133 million. In 2025, income tax expense includes net discrete tax expense totaling $1,453 million ($1,450 million after minority interest). Discrete tax expense was primarily related to the establishment of a full valuation allowance on our net deferred tax assets in the U.S.
Income tax expense in 2024 was $95 million on income before income taxes of $130 million. In 2024, income tax expense includes net discrete tax benefits totaling $2 million ($2 million after minority interest).
The difference between our effective tax rate and the U.S. statutory rate of 21% for 2025 is mainly impacted by the establishment of a full valuation allowance on our net deferred tax assets of $1.4 billion in the U.S. The difference between our effective tax rate and the U.S. statutory rate of 21% for 2024 primarily relates to losses in certain foreign jurisdictions in which no tax benefits are recorded, income in certain foreign jurisdictions taxed at rates higher than the U.S. statutory rate, and the discrete items noted above.
In the U.S., we had a cumulative loss for the three-year period ending December 31, 2025 primarily driven by non-recurring items such as goodwill and intangible asset impairments, rationalization charges, pension curtailments and settlements, and one-time costs associated with the Goodyear Forward plan. During 2025, industry disruption and various macroeconomic factors such as the impact of tariff, transportation, labor and energy costs have negatively impacted our U.S. operating results and future forecasted U.S. earnings. In addition, the One Big Beautiful Bill Act ("OBBBA") amended the business interest expense limitation. The reduction in current and expected future earnings, as a result of industry disruption, represented significant negative evidence in the assessment of the realizability of our deferred tax assets. We concluded that it is more likely than not that our U.S. net deferred tax assets will not be fully realized and recorded a non-cash charge of $1.4 billion to establish a full valuation allowance in the U.S. during the third quarter of 2025. We intend to maintain a valuation allowance until sufficient positive evidence exists to support realization of these deferred tax assets. At December 31, 2025 and December 31, 2024, we had approximately $1.4 billion and $1.3 billion of U.S. federal, state and local net deferred tax assets, respectively, and related valuation allowances totaling $1.4 billion and $26 million, respectively.
At December 31, 2025 and December 31, 2024, we also had approximately $1.5 billion of foreign net deferred tax assets and related valuation allowances of approximately $1.3 billion. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of approximately $1.1 billion on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances on our foreign deferred tax assets having a significant impact on our financial position or results of operations will exist within the next twelve months.
On July 4, 2025, OBBBA was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of tax treatment for certain business provisions. We did not have a material impact from OBBBA on our 2025 operating tax rates. We will continue to assess the impact on us as regulations develop in the future.
The Organisation for Economic Co-operation and Development ("OECD") have published the Pillar Two model rules which adopt a global corporate minimum tax of 15% for multinational enterprises with average revenue in excess of €750 million. Certain jurisdictions in which we operate enacted legislation consistent with one or more of the OECD Pillar Two model rules effective in 2025. The model rules include minimum domestic top-up taxes, income inclusion rules and undertaxed profit rules, all aimed to ensure that multinational corporations pay a minimum effective corporate tax rate of 15% in each jurisdiction in which they operate. The Pillar Two model rules did not materially impact our annual effective tax rate in 2025. However, we are continuing to evaluate the Pillar Two model rules and related developments, including the side-by-side safe harbor package for U.S.-based multinationals, and their potential impact on future periods.
For further information regarding income taxes and the realizability of our deferred tax assets, refer to "Critical Accounting Policies" and Note to the Consolidated Financial Statements No. 7, Income Taxes.
Minority Shareholders’ Net Income (Loss)
Minority shareholders’ net income was $21 million in 2025, primarily related to the sale of property in Asia Pacific, compared to a net loss of $11 million in 2024, primarily due to the closure of our Malaysia tire manufacturing facility.

RESULTS OF OPERATIONS — SEGMENT INFORMATION
Segment information reflects our strategic business units ("SBUs"), which are organized to meet customer requirements and global competition and are segmented on a regional basis.
Results of operations are measured based on net sales to unaffiliated customers and segment operating income. Each segment exports tires to other segments. The financial results of each segment exclude sales of tires exported to other segments, but include operating income derived from such transactions. Segment operating income is computed as follows: Net Sales less CGS (excluding asset write-offs, accelerated depreciation charges and accelerated lease costs) and SAG (including certain allocated corporate administrative expenses). Segment operating income also includes certain royalties and equity in earnings of most affiliates. Segment operating income does not include net rationalization charges, asset sales, goodwill and intangible asset impairment charges and certain other items.
Total segment operating income in 2025 was $1,057 million, a decrease of $245 million, or 18.8%, from $1,302 million in 2024. Total segment operating margin (segment operating income divided by segment sales) in 2025 was 5.8% compared to 6.9% in 2024.
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
Americas

	Year Ended December 31,
(In millions)	2025	2024	2023
Tire Units	78.2	81.6	87.3
Net Sales	$10,768	$11,033	$11,993
Operating Income	735	933	749
Operating Margin	6.8%	8.5%	6.2%
Americas unit sales in 2025 decreased 3.4 million units, or 4.1%, to 78.2 million units. Replacement tire volume decreased 2.9 million units, or 4.3%, primarily due to a decrease in our consumer business, mainly driven by increased competitiveness in the U.S. from the lower tier market. OE tire volume decreased 0.5 million units, or 3.1%, primarily due to weakness in the OE industry in North America.
Net sales in 2025 were $10,768 million, decreasing $265 million, or 2.4%, from $11,033 million in 2024. The decrease in net sales was primarily due to lower tire volume of $363 million, the impact of the sale of the OTR tire business of $143 million, the impact of the sale of the Chemical Business of $82 million and the negative impact of changes in foreign exchange rates of $71 million, primarily related to the weakening of the Brazilian real and Mexican peso. These decreases were partially offset by favorable price and product mix of $172 million, product supply agreement revenue related to the sale of the OTR tire business of $145 million and a $64 million benefit related to the Goodyear Forward plan.
Operating income in 2025 was $735 million, decreasing $198 million, or 21.2%, from $933 in 2024. The decrease in operating income was due to higher conversion costs of $305 million, driven by the effect of lower tire production on fixed cost absorption and inflation, higher raw material costs of $277 million, higher SAG of $136 million when excluding Goodyear Forward savings, an increase in other costs of $131 million, primarily related to tariff and transportation costs, a $92 million benefit received in 2024 related to insurance proceeds for property damage and business interruptions resulting from storm damage events in prior years, and lower tire volume of $79 million. These decreases were partially offset by a $564 million benefit related to the Goodyear Forward plan and favorable price and product mix of $246 million. Operating income for 2025 included incremental savings from rationalization plans of $19 million.
Operating income in 2025 excluded a non-cash goodwill impairment charge of $674 million, net rationalization charges of $94 million, asset write-offs, accelerated depreciation and accelerated lease costs of $71 million, and net gains on asset sales of $16 million. Operating income in 2024 excluded a non-cash intangible asset impairment of $125 million, net rationalization charges of $23 million, asset write-offs, accelerated depreciation and accelerated lease costs of $14 million, and net gains on asset sales of $13 million.
Americas results are highly dependent upon the United States, which accounted for 85% and 84% of Americas net sales in 2025 and 2024, respectively. Results of operations in the United States are expected to continue to have a significant impact on Americas' future performance.

Europe, Middle East and Africa

	Year Ended December 31,
(In millions)	2025	2024	2023
Tire Units	47.9	48.9	49.9
Net Sales	$5,550	$5,425	$5,606
Operating Income (Loss)	114	92	(8)
Operating Margin	2.1%	1.7%	(0.1)%
EMEA unit sales in 2025 decreased 1.0 million units, or 2.2%, to 47.9 million units. Replacement tire volume decreased 2.4 million units, or 7.0%, mainly driven by our consumer business, reflecting market softness and increased competition from the lower tier market. OE tire volume increased 1.4 million units, or 11.2%, primarily in our consumer business, reflecting share gains driven by new fitments.
Net sales in 2025 were $5,550 million, increasing $125 million, or 2.3%, from $5,425 million in 2024. The increase in net sales was primarily driven by improvements in price and product mix of $157 million, higher sales in the other tire-related businesses of $69 million, primarily due to growth in fleet solutions, and the positive impact of changes in foreign exchange rates of $69 million, driven by a stronger euro, Polish zloty and British pound, partially offset by a weaker Turkish lira. These increases were partially offset by the impact of the sale of the OTR tire business of $195 million, excluding product supply agreement revenue of $120 million, and lower tire volume of $102 million.
Operating income in 2025 was $114 million, increasing $22 million, or 23.9%, from income of $92 million in 2024. The increase in operating income was primarily due to favorable price and product mix of $173 million, benefits related to the Goodyear Forward plan of $137 million and a net increase of $30 million from insurance proceeds received in 2024 and 2025 related to a fire that significantly damaged and caused a temporary shutdown of our tire manufacturing facility in Debica, Poland. These increases were partially offset by higher raw material costs of $119 million, higher conversion costs of $74 million, higher SAG of $62 million when excluding Goodyear Forward savings, lower tire volume of $21 million, lower earnings in other tire-related businesses of $17 million, primarily due to mileage contracts, higher transportation costs of $13 million and higher costs related to the sale of the OTR tire business of $12 million. Operating income in 2025 included incremental savings from rationalization plans of $24 million.
Operating income in 2025 excluded net rationalization charges of $87 million and asset write-offs, accelerated depreciation and accelerated lease costs of $83 million. Operating income in 2024 excluded $79 million of net gains on asset sales, asset write-offs, accelerated depreciation and accelerated lease costs of $68 million, and net rationalization charges of $36 million.
EMEA’s results are highly dependent upon Germany, which accounted for 17% and 15% of EMEA’s net sales in 2025 and 2024, respectively. Results of operations in Germany are expected to continue to have a significant impact on EMEA’s future performance.
Asia Pacific

	Year Ended December 31,
(In millions)	2025	2024	2023
Tire Units	32.6	36.1	36.1
Net Sales	$1,962	$2,420	$2,467
Operating Income	208	277	202
Operating Margin	10.6%	11.4%	8.2%
Asia Pacific unit sales in 2025 decreased 3.5 million units, or 9.7%, to 32.6 million units. Replacement tire volume decreased 2.3 million units, or 12.7%, driven by actions taken to reduce lower margin business and softness in consumer replacement. OE tire volume decreased 1.2 million units, or 6.7%, primarily in China.
Net sales in 2025 were $1,962 million, decreasing $458 million, or 18.9%, from $2,420 million in 2024. The decrease in net sales was primarily due to lower tire volume of $204 million, the sale of the OTR tire business of $202 million, the sale of the Dunlop brand of $49 million, and the negative impact of changes in foreign exchange rates of $16 million. These decreases were partially offset by favorable price and product mix of $41 million.
Operating income in 2025 was $208 million, decreasing $69 million, or 24.9%, from $277 million in 2024. The decrease in operating income was primarily due to decreased earnings of $81 million due to the sale of the OTR tire business, lower tire volume of $48 million, higher raw material costs of $47 million, and the negative impact of changes in foreign exchange rates of $3 million. These decreases were partially offset by benefits related to the Goodyear Forward plan of $71 million and favorable price and product mix of $46 million.
Operating income in 2025 excluded net gains on asset sales of $55 million and asset write-offs, accelerated depreciation and accelerated lease costs of $6 million. Operating income in 2024 excluded asset write-offs, accelerated depreciation and accelerate lease costs of $44 million, net rationalization charges of $13 million, and net gains on asset sales of $1 million.
Asia Pacific’s results are highly dependent upon China and India. China accounted for 44% and 38% of Asia Pacific’s net sales in 2025 and 2024, respectively. India accounted for 21% and 17% of Asia Pacific’s net sales for 2025 and 2024, respectively. Results of operations in China and India are expected to have a significant impact on Asia Pacific's future performance.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital. In 2025, we also improved our liquidity position through our Goodyear Forward portfolio optimization initiatives by completing the sales of the OTR tire business, the Dunlop brand and the Chemical Business.
At December 31, 2025, we had $801 million of Cash and Cash Equivalents, compared to $810 million at December 31, 2024. Net cash used by financing activities was $1,770 million, primarily due to net debt repayments of $1,759 million. Cash provided by investing activities was $997 million, primarily representing proceeds from the sales of the OTR tire business, the Dunlop brand and the Chemical Business, as well as other asset dispositions, of $1,802 million, partially offset by capital expenditures of $826 million. Net cash provided by operating activities was $796 million, driven by our current year segment operating income and deferred revenue and income from asset sales.
At December 31, 2025 and 2024, we had $4,421 million and $3,555 million, respectively, of unused availability under our various credit agreements. The table below provides unused availability by our significant credit facilities as of December 31:

(In millions)	2025	2024
First lien revolving credit facility	$2,749	$2,049
European revolving credit facility	940	832
Chinese credit facilities	531	500
Other foreign and domestic debt	201	174
	$4,421	$3,555
We expect our 2026 cash flow requirements to include capital expenditures of approximately $825 million. We also expect interest expense to be $400 million to $425 million. We estimate rationalization payments to be approximately $225 million; income tax payments to be $150 million to $175 million, excluding one-time items; and contributions to our funded pension plans to be $25 million to $50 million. We expect to generate approximately $100 million of cash from working capital in 2026.
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
Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, South Africa, Serbia and Argentina, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, South African, Serbian and Argentinian subsidiaries, which are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At December 31, 2025, approximately $731 million of net assets, including approximately $175 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China, South Africa, Serbia and Argentina have not adversely impacted our ability to make transfers out of those countries.
Cash Position
At December 31, 2025, significant concentrations of cash and cash equivalents held by our international subsidiaries included the following amounts:
•$296 million or 37% in EMEA, primarily Luxembourg and Belgium ($193 million or 24% at December 31, 2024),

•$206 million or 26% in Asia Pacific, primarily China, India and Taiwan ($242 million or 30% at December 31, 2024), and
•$204 million or 26% in Americas, primarily Brazil, Chile and Mexico ($199 million or 25% at December 31, 2024).
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
Operating Activities
Net cash provided by operating activities was $796 million in 2025, compared to $698 million in 2024. The $98 million increase in net cash provided by operating activities was primarily due to $486 million of deferred revenue and income related to the product supply agreements, trademark licensing agreements and transition agreements entered into in connection with the sales of the OTR tire business, the Dunlop brand and the Chemical Business and a decrease in cash payments for interest of $101 million, partially offset by lower earnings in our SBUs of $245 million and an increase in rationalization payments of $233 million.
The net decrease in cash used for working capital of $36 million reflects an increase in cash provided by Accounts Receivable of $88 million and a decrease in cash used for Inventories of $118 million, partially offset by an increase in cash used for Accounts Payable - Trade of $170 million.
Investing Activities
Net cash provided by investing activities was $997 million in 2025, compared to net cash used for investing activities of $1,005 million in 2024. The $2,002 million increase in cash provided by investing activities was primarily due to net cash provided by the sales of the OTR tire business, the Dunlop brand and the Chemical Business, as well as other asset dispositions, of $1,802 million in 2025, compared to $115 million in 2024. Capital expenditures were $826 million in 2025, compared to $1,188 million in 2024.
Financing Activities
Net cash used for financing activities was $1,770 million in 2025, compared to cash provided by financing activities of $225 million in 2024. The $1,995 million increase in cash used for financing activities reflects an increase in overall net debt repayments in 2025 of $1,759 million, due to the repayment of debt with proceeds from asset sales, compared to overall net borrowings in 2024 of $264 million.
Credit Sources
In aggregate, we had total credit arrangements of $10,525 million available at December 31, 2025, of which $4,421 million were unused, compared to $11,223 million available at December 31, 2024, of which $3,555 million were unused. At December 31, 2025, we had long term credit arrangements totaling $9,707 million, of which $4,145 million were unused, compared to $10,352 million and $3,263 million, respectively, at December 31, 2024. At December 31, 2025, we had short term committed and uncommitted credit arrangements totaling $818 million, of which $276 million were unused, compared to $871 million and $292 million, respectively, at December 31, 2024. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.
Outstanding Notes
At December 31, 2025, we had $4,391 million of outstanding notes, compared to $5,240 million at December 31, 2024.

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
Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the greater of 50% of the appraised value, if any, of our principal trademarks or $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we would be required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of December 31, 2025, our borrowing base was above the facility's stated amount of $2.75 billion.
At December 31, 2025, we had no borrowings and $1 million of letters of credit issued under the revolving credit facility. At December 31, 2024, we had $700 million of borrowings and $1 million of letters of credit issued under the revolving credit facility.
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
At December 31, 2025 and 2024, we had no borrowings and no letters of credit outstanding under the European revolving credit facility.
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
Accounts Receivable Securitization Facilities (On-Balance Sheet)
On October 10, 2025, GEBV and certain other of our European subsidiaries amended and restated our pan-European accounts receivable securitization facility. The principal change to the facility was the extension of its maturity from October 19, 2027 to October 18, 2032. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €30 million and not more than €450 million. For the period from October 2025 through October 2027, the designated maximum amount of the facility is €300 million.
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
The facility has customary representations, warranties, covenants and Early Amortisation Events. In addition, it is an Early Amortisation Event under the facility if GEBV's ratio of Consolidated Net GEBV Indebtedness to Consolidated GEBV EBITDA for a period of four consecutive fiscal quarters is greater than 3.0 to 1.0 at the end of any fiscal quarter. The financial covenant is substantially similar to the covenant included in our European revolving credit facility.
At December 31, 2025, the amounts available and utilized under this program totaled $292 million (€249 million). At December 31, 2024, the amounts available and utilized under this program totaled $227 million (€218 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At December 31, 2025, the gross amount of receivables sold was $892 million, compared to $773 million at December 31, 2024.
Letters of Credit
At December 31, 2025, we had $206 million in letters of credit issued under bilateral letter of credit agreements and other foreign credit facilities.
Supplier Financing
We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under these programs. Agreements for such supplier financing programs totaled up to $876 million and $775 million at December 31, 2025 and 2024, respectively. The amounts confirmed to the financial institutions were $551 million and $604 million at December 31, 2025 and December 31, 2024, respectively, and are included in Accounts Payable — Trade in our Consolidated Balance Sheets. All activity related to these obligations is presented within operating activities on the Consolidated Statements of Cash Flows.
Further Information
For a further description of the terms of our outstanding notes, first lien revolving credit facility, European revolving credit facility and pan-European accounts receivable securitization facility, refer to Note to the Consolidated Financial Statements No. 16, Financing Arrangements and Derivative Financial Instruments.
Covenant Compliance
Our first lien revolving credit facility contains certain covenants that, among other things, limit our ability to incur additional debt or issue redeemable preferred stock, pay dividends, repurchase shares or make certain other restricted payments or investments, incur liens, sell assets, incur restrictions on the ability of our subsidiaries to pay dividends or to make other payments to us, enter into affiliate transactions, engage in sale and leaseback transactions, and consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. The indentures governing our notes contain covenants that, among other things, limit our ability to incur certain liens, engage in sale and leaseback transactions, and consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications. Our first lien revolving credit facility and the indentures governing our notes also have customary defaults, including cross-defaults to material indebtedness of Goodyear and its subsidiaries.
We have an additional financial covenant in our first lien revolving credit facility that is currently not applicable. We become subject to that financial covenant when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $275 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for the most recent period of four consecutive fiscal quarters. As of December 31, 2025, our unused availability under this facility of $2,749 million plus our Available Cash of $92 million totaled $2,841 million, which is in excess of $275 million.

In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first lien revolving credit facility that are described above, similar non-financial covenants specifically applicable to GEBV and its subsidiaries, and a financial covenant applicable only to GEBV and its subsidiaries. This financial covenant provides that we are not permitted to allow GEBV’s ratio of Consolidated Net GEBV Indebtedness to Consolidated GEBV EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net GEBV Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GEBV and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries, and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net GEBV Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At December 31, 2025, we were in compliance with this financial covenant.
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
As of December 31, 2025, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.
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
No cash dividends were paid on our common stock in 2025, 2024 or 2023.
We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During 2025, 2024 and 2023, we did not repurchase any shares from our employees.
The restrictions imposed by our credit facilities are not expected to affect our ability to pay dividends or repurchase our capital stock in the future.
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

Summarized Balance Sheet
(In millions)	December 31, 2025
Total Current Assets(1)	$5,058
Total Non-Current Assets	5,948

Total Current Liabilities	$3,121
Total Non-Current Liabilities	6,929
(1)Includes receivables due from Non-Guarantor Subsidiaries of $1,574 million as of December 31, 2025.

Summarized Statement of Operations
(In millions)	Year Ended December 31, 2025
Net Sales	$10,348
Cost of Goods Sold	8,530
Selling, Administrative and General Expense	1,505
Goodwill Impairment	674
Rationalizations	133
Interest Expense	385
Other (Income) Expense	(159)
Net (Gain) Loss on Asset Sales	(254)
Income (Loss) before Income Taxes(2)	$(466)

Net Income (Loss)(3)	$(1,851)
Goodyear Net Income (Loss)(3)	$(1,851)
(2)Includes income from intercompany transactions with Non-Guarantor Subsidiaries of $557 million for the year ended December 31, 2025, primarily from royalties, dividends, interest and intercompany product sales.
(3)Includes U.S. tax expense primarily related to the establishment of a full valuation allowance on our net deferred tax assets in the U.S. See Note to the Consolidated Financial Statements No. 7, Income Taxes, for details.

COMMITMENTS AND CONTINGENT LIABILITIES
Contractual Obligations
The following table presents our contractual obligations and commitments to make future payments as of December 31, 2025:

(In millions)	Total	2026	2027	2028	2029	2030	Beyond 2030
Debt Obligations(1)	$5,946	$1,173	$1,025	$794	$853	$501	$1,600
Finance Lease Obligations(2)	261	10	8	8	10	5	220
Interest Payments(3)	1,573	330	264	216	190	141	432
Operating Lease Obligations(4)	1,419	264	226	178	144	120	487
Pension Benefits(5)	225	55	40	40	50	40	N/A
Other Postretirement Benefits(6)	191	21	20	20	20	19	91
Workers’ Compensation(7)	185	28	20	16	12	10	99
Binding Commitments(8)	5,520	1,517	537	345	319	293	2,509
Uncertain Income Tax Positions(9)	23	2	3	18	—	—	—
	$15,343	$3,400	$2,143	$1,635	$1,598	$1,129	$5,438
(1)Debt obligations include Notes Payable and Overdrafts, and excludes the impact of deferred financing fees, unamortized discounts, and the fair value step-up related to the Cooper Tire acquisition.
(2)The minimum lease payments for finance lease obligations are $710 million.
(3)These amounts represent future interest payments related to our existing debt obligations and finance leases based on fixed and variable interest rates specified in the associated debt and lease agreements. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt or future changes in variable interest rates.
(4)Operating lease obligations have not been reduced by minimum sublease rentals of $8 million, $6 million, $5 million, $2 million, $2 million and $1 million in each of the periods above, respectively, for a total of $24 million. Payments, net of minimum sublease rentals, total $1,395 million. The present value of the net operating lease payments, including sublease rentals, is $1,038 million. The operating leases relate to, among other things, real estate, vehicles, data processing equipment and miscellaneous other assets. No asset is leased from any related party.
(5)The obligation related to pension benefits is actuarially determined and is reflective of obligations as of December 31, 2025. Although subject to change, the amounts set forth in the table represent the mid-point of the range of our expected contributions for funded U.S. and non-U.S. pension plans, plus expected cash funding of direct participant payments to our U.S. and non-U.S. pension plans.
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
Future U.S. pension contributions will be affected by our ability to offset changes in future interest rates with returns from our asset portfolios and any changes to ERISA. For further information on the U.S. pension investment strategy, refer to Note to the Consolidated Financial Statements No. 18, Pension, Savings and Other Postretirement Benefit Plans.
Future non-U.S. contributions are affected by factors such as:
•future interest rate levels,
•the amount and timing of asset returns, and
•how contributions in excess of the minimum requirements could impact the amount and timing of future contributions.

(6)The payments presented above are expected payments for the next 10 years. The payments for other postretirement benefits reflect the estimated benefit payments of the plans using the provisions currently in effect. Under the relevant summary plan descriptions or plan documents, we have the right to modify or terminate the plans. The obligation related to other postretirement benefits is actuarially determined on an annual basis.
(7)The payments for workers’ compensation obligations are based upon recent historical payment patterns on claims. The present value of anticipated claims payments for workers’ compensation is $145 million.
(8)Binding commitments are for raw materials, capital expenditures, utilities, and various other types of contracts. The obligations to purchase raw materials include supply contracts at both fixed and variable prices. Those with variable prices are based on index rates for those commodities at December 31, 2025.
(9)These amounts primarily represent expected payments with interest for uncertain income tax positions as of December 31, 2025. We have reflected them in the period in which we believe they will be ultimately settled based upon our experience with these matters.
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
We have an agreement to provide a revolving loan commitment of up to $130 million to TireHub, LLC. At December 31, 2025, $103 million was drawn on this commitment, which includes $2 million of interest.
Off-Balance Sheet Arrangements
An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has:
•made guarantees,
•retained or held a contingent interest in transferred assets,
•undertaken an obligation under certain derivative instruments, or
•undertaken any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging or research and development arrangements with the company.
We have entered into certain arrangements under which we have provided guarantees that are off-balance sheet arrangements. Those guarantees totaled $15 million at December 31, 2025. For further information about our guarantees, refer to Note to the Consolidated Financial Statements No. 20, Commitments and Contingent Liabilities.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the financial statements. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances may alter such estimates and affect our results of operations and financial position in future periods. Our critical accounting policies relate to:
•goodwill and intangible assets,
•general and product liability and other litigation,
•workers’ compensation,
•deferred tax asset valuation allowances and uncertain income tax positions, and
•pensions and other postretirement benefits.
Goodwill and Intangible Assets. Goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if an indicator of impairment is present. Intangible assets with finite lives are amortized over their useful lives and are reviewed for impairment whenever events or circumstances warrant such review. Goodwill and intangible assets are written down to fair value if considered impaired. Goodwill and Intangible Assets totaled $42 million and $663 million, respectively, at December 31, 2025, compared to $756 million and $805 million, respectively, at December 31, 2024. The goodwill associated with the reporting unit in our Asia Pacific segment was $42 million at December 31, 2025. The goodwill associated with the reporting units in our Americas and Asia Pacific segments was $715 million and $41 million, respectively, at December 31, 2024. Goodwill associated with the reporting unit in our Americas segment was allocated to assets held for sale in the second quarter of 2025 in the amount of $41 million in connection with the anticipated sale of the Chemical Business, which was consummated in the fourth quarter of 2025. The remaining $674 million was written off, resulting in a non-cash impairment charge during the third quarter of 2025. We recorded an intangible asset impairment charge of $125 million in the third quarter of 2024 primarily related to our lower tier indefinite-lived intangible assets related to the acquisition of Cooper Tire.
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
In the third quarter of 2025, we experienced continued industry disruption in Americas, which resulted in a reduction in our near-term and long-term outlook. We also experienced a decline in our market capitalization as a result of a decrease in our stock price. Our stock price has a history of volatility; however, given the decrease was sustained throughout the quarter, combined with the reduction in outlook, we viewed these events as triggering events for purposes of testing goodwill for impairment and performed a quantitative analysis of the fair value of the North America reporting unit in our Americas segment. We determined the estimated fair value of our North America reporting unit based on a discounted cash flow model. The most critical assumptions used in the calculation of the fair value of our North America reporting unit are the projected revenue, projected operating margin and discount rate. Our forecast of future cash flows is based on our best estimate of projected revenue and projected operating margin, based primarily on pricing, raw material costs, market share, industry outlook and general economic conditions. Based on our interim impairment test, the fair value of the North America reporting unit as of September 30, 2025 was less than its carrying value, resulting in full goodwill impairment and a non-cash charge of $674 million during the third quarter of 2025.
As part of our annual impairment analysis as of October 31, 2025, we completed a qualitative impairment analysis of our Asia Pacific reporting unit. After considering the results of our most recent quantitative annual testing, the capital markets environment, macroeconomic conditions, tire industry competition and trends, our results of operations, and other factors, we concluded that it was not more likely than not that the fair value of our Asia Pacific reporting unit was less than the carrying value and, therefore, did not perform a quantitative analysis.
As part of our annual impairment analysis as of October 31, 2025, we completed a quantitative impairment analysis of our indefinite-lived intangible assets to determine if their fair values were less than their carrying amounts. Based on the results of the quantitative impairment assessments, the Company determined that no impairment was required as the estimated fair values of our indefinite-lived intangible assets exceeded or approximated their respective carrying values. We identified $435 million of indefinite-lived intangible assets related to the Cooper Tire acquisition for which the estimated fair values approximated their respective carrying values. We determined the fair value of the indefinite-lived intangible assets using the relief-from-royalty method, which calculates the cost savings associated with owning rather than licensing the assets. The most critical assumptions used in the calculation of the fair value are projected revenue, discount rate and royalty rate. The fair value of the indefinite-lived intangible assets is sensitive to differences between estimated and actual revenue, including changes in the discount rate and royalty rate used to evaluate the fair value of these assets. Although we believe our estimate of fair value is reasonable, the indefinite-lived intangible asset performance is dependent on our ability to execute our business plan. If our future financial performance falls below our expectations, or there are adverse revisions to significant assumptions, including projected revenues, discount rates or royalty rates, this could be indicative that the fair values of these indefinite-lived intangible assets has declined below their carrying values, and therefore we may need to record a material, non-cash impairment charge in a future period.
We assessed the period from October 31, 2025 to December 31, 2025 and determined there were no factors that caused us to change our conclusions.
For further information on goodwill and intangible assets, refer to Note to the Consolidated Financial Statements No. 12, Goodwill and Intangible Assets.
General and Product Liability and Other Litigation. We have recorded liabilities for both asserted and unasserted claims totaling $417 million and $406 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at December 31, 2025 and December 31, 2024, respectively. General and product liability and other litigation liabilities are recorded based on management’s assessment that a loss arising from these matters is probable. If the loss can be reasonably estimated, we record the amount of the estimated loss. If the loss is estimated within a range and no point within the range is more probable than another, we record the minimum amount in the range. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Loss ranges are based upon the specific facts of each claim or class of claims and are determined after review by counsel. Court rulings on our cases or similar cases may impact our assessment of the probability and our estimate of the loss, which may have an impact on our reported results of operations, financial position and liquidity. We record receivables for insurance recoveries related to our litigation claims when it is probable that we will receive reimbursement from the insurer. Specifically, we are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products previously manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in federal and state courts.
We periodically, and at least annually, update, using actuarial analyses, our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or changed circumstances arising in the future may result in an increase in the recorded obligation, and that increase may be significant. We had recorded gross liabilities for both asserted and unasserted asbestos claims, inclusive of defense costs, totaling $107 million and $115 million, respectively, at December 31, 2025 and December 31, 2024.
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
As of December 31, 2025 and December 31, 2024, we recorded a receivable related to asbestos claims of $57 million and $63 million, respectively, and we expect that approximately 55% of asbestos claim related losses would be recoverable through insurance through the period covered by the estimated liability. Of this amount, $10 million and $11 million was included in Current Assets as part of Accounts Receivable at December 31, 2025 and December 31, 2024, respectively. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers. Although we believe these amounts are collectible under primary and certain excess policies today, future disputes with insurers could result in significant charges to operations.
Workers’ Compensation. We have recorded liabilities, on a discounted basis, of $145 million and $158 million for anticipated costs related to U.S. workers’ compensation claims at December 31, 2025 and December 31, 2024, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. The liability is discounted using the risk-free rate of return.
For further information on general and product liability and other litigation and workers’ compensation, refer to Note to the Consolidated Financial Statements No. 20, Commitments and Contingent Liabilities.
Deferred Tax Asset Valuation Allowances and Uncertain Income Tax Positions. At December 31, 2025 and December 31, 2024, our valuation allowances on certain of our U.S. federal, state and local net deferred tax assets totaled $1.4 billion and $26 million, respectively, and our valuation allowances on our foreign net deferred tax assets totaled approximately $1.3 billion.
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
In the U.S., we had a cumulative loss for the three-year period ending December 31, 2025 primarily driven by non-recurring items such as goodwill and intangible asset impairments, rationalization charges, pension curtailments and settlements, and one-time costs associated with the Goodyear Forward plan. During 2025, industry disruption and various macroeconomic factors such as the impact of tariff, transportation, labor and energy costs have negatively impacted our U.S. operating results and future forecasted U.S. earnings. In addition, OBBBA amended the business interest expense limitation. The reduction in current and expected future earnings, as a result of industry disruption, represented significant negative evidence in the assessment of the realizability of our deferred tax assets. We concluded that it is more likely than not that our U.S. net deferred tax assets will not be fully realized and recorded a non-cash charge of $1.4 billion to establish a full valuation allowance in the U.S. during the third quarter of 2025. We intend to maintain a valuation allowance until sufficient positive evidence exists to support realization of these deferred tax assets. At December 31, 2025 and December 31, 2024, we had approximately $1.4 billion and $1.3 billion of U.S. federal, state and local net deferred tax assets, respectively, and related valuation allowances totaling $1.4 billion and $26 million, respectively.
At December 31, 2025 and December 31, 2024, we also had approximately $1.5 billion of foreign net deferred tax assets and related valuation allowances of approximately $1.3 billion. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of approximately $1.1 billion on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances on our foreign deferred tax assets having a significant impact on our financial position or results of operations will exist within the next twelve months.
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
Pensions and Other Postretirement Benefits. We have recorded net liabilities for pensions of $138 million at December 31, 2025 and 2024 and other postretirement benefits of $231 million and $232 million, respectively, at December 31, 2025 and December 31, 2024. Our recorded liabilities and net periodic costs for pensions and other postretirement benefits are based on a number of assumptions, including:
•life expectancies,
•retirement rates,
•discount rates,
•long term rates of return on plan assets,
•inflation rates,
•future health care costs, and
•maximum company-covered benefit costs.
Certain of these assumptions are determined with the assistance of independent actuaries. Assumptions about life expectancies, retirement rates, future compensation levels and future health care costs are based on past experience and anticipated future trends. The discount rate for our U.S. plans is based on a yield curve derived from a portfolio of corporate bonds from issuers rated AA or higher by established rating agencies as of December 31 and is reviewed annually. Our expected benefit payment cash flows are discounted based on spot rates developed from the yield curve. The mortality assumption for our U.S. plans is based on actual historical experience or published actuarial tables, an assumed long term rate of future improvement based on published actuarial tables, and current government regulations related to lump sum payment factors. The long term rate of return on U.S. plan assets is based on estimates of future long term rates of return similar to the target allocation of substantially all fixed income securities. Actual U.S. pension fund asset allocations are reviewed on a monthly basis and the pension fund is rebalanced to target ranges on an as-needed basis. These assumptions are reviewed regularly and revised when appropriate. Changes in one or more of them may affect the amount of our recorded net liabilities and net periodic costs for these benefits. Other assumptions involving demographic factors such as retirement age and turnover are evaluated periodically and are updated to reflect our experience and expectations for the future. If actual experience differs from expectations, our financial position, results of operations and liquidity in future periods may be affected.
The weighted average discount rate used in estimating the total liability for our U.S. pension and other postretirement benefit plans was 5.19% and 5.29%, respectively, at December 31, 2025, compared to 5.55% and 5.62%, respectively, at December 31, 2024. The decrease in the discount rate at December 31, 2025 was due primarily to lower yields on highly rated corporate bonds. Interest cost included in our U.S. net periodic pension cost was $158 million in 2025, compared to $174 million in 2024. Interest cost included in our global net periodic other postretirement benefits cost was $13 million in 2025, compared to $15 million in 2024.
The following table presents the sensitivity of our U.S. projected pension benefit obligation and accumulated other postretirement benefits obligation to the indicated increase/decrease in the discount rate:

		+/- Change at December 31, 2025
(Dollars in millions)	Change	PBO/ABO	Annual Expense
Assumption:
Pensions	+/- 0.5%	$116	$1
Other Postretirement Benefits	+/- 0.5%	6	1
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
At December 31, 2025, our net actuarial loss included in Accumulated Other Comprehensive Loss ("AOCL") related to global pension plans was $1,951 million, $1,449 million of which related to our U.S. pension plans. The net actuarial loss included in AOCL related to our U.S. pension plans continues to decrease and is primarily due to declines in U.S. discount rates and plan asset losses that occurred prior to the funding and investment de-risking actions we undertook in 2013 and 2014, which were designed to mitigate further actuarial losses of a similar nature. For purposes of determining our 2025 U.S. pension total benefits cost, we recognized $295 million of the net actuarial losses in 2025. We will recognize approximately $85 million of net actuarial losses in 2026 U.S. net periodic pension cost. If our future experience is consistent with our assumptions as of December 31, 2025, actuarial loss recognition over the next few years will remain at an amount near that to be recognized in 2026 before it begins to gradually decline. In addition, if annual lump sum payments from a pension plan exceed annual service and interest cost for that plan, accelerated recognition of net actuarial losses will be required through a settlement in total benefits cost.
The actual rate of return on our U.S. pension fund was 7.45%, 1.70% and 7.90% in 2025, 2024 and 2023, respectively, as compared to the expected rate of 6.20%, 5.95% and 6.27% in 2025, 2024 and 2023, respectively. We use the fair value of our pension assets in the calculation of pension expense for all of our U.S. pension plans.
The weighted average amortization period for our U.S. pension plans is approximately 14 years.
Service cost of pension plans was recorded in CGS, as part of the cost of inventory sold during the period, or SAG in our Consolidated Statements of Operations, based on the specific roles (i.e., manufacturing vs. non-manufacturing) of employee groups covered by each of our pension plans. In 2025, 2024 and 2023, the amount of service cost included in CGS and SAG is approximately equal. Non-service related net periodic pension costs were recorded in Other (Income) Expense.
Globally, we expect our 2026 net periodic pension cost to be $90 million to $100 million, including approximately $20 million of service cost, compared to $108 million in 2025, which included $21 million of service cost.
The net actuarial gain of $76 million included in AOCL for our global other postretirement benefit plans as of December 31, 2025 is a result of past increases in discount rates. For purposes of determining 2025 global net periodic other postretirement benefits cost, we recognized $8 million of net actuarial gains in 2025. We will recognize approximately $6 million of net actuarial gains in 2026. If our future experience is consistent with our assumptions as of December 31, 2025, actuarial gain recognition over the next few years will remain at an amount near that to be recognized in 2026.
For further information on pensions and other postretirement benefits, refer to Note to the Consolidated Financial Statements No. 18, Pension, Savings and Other Postretirement Benefit Plans.

FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT
Certain information in this Annual Report on Form 10-K (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:
•if we do not successfully implement our strategic initiatives, our operating results, financial condition and liquidity may be materially adversely affected;
•our ongoing obligations to the purchasers of our OTR tire business, the Dunlop brand and our Chemical Business may disrupt our current and future plans or operations;
•we face significant global competition and our market share could decline;
•our capital expenditures may not be adequate to maintain our competitive position and may not be implemented in a timely or cost-effective manner;
•raw material, energy and transportation cost increases may materially adversely affect our operating results and financial condition;
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
•we have been, and may continue to be, negatively impacted by changes in tariffs, trade agreements or trade restrictions on imported tires, raw materials and other goods or equipment;
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
•our reserves for contingent liabilities and our recorded insurance assets are subject to various uncertainties, the outcome of which may result in our actual costs being significantly higher than the net amount recorded;
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
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At December 31, 2025, 20% of our debt was at variable interest rates averaging 7.06% compared to 25% at an average rate of 9.23% at December 31, 2024.
The following table presents information about long term fixed rate debt, excluding finance leases, at December 31:

(In millions)	2025	2024
Carrying amount — liability	$4,496	$5,367
Fair value — liability	4,422	5,076
Pro forma fair value — liability	4,558	5,234
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
The following table presents foreign currency derivative information at December 31:

(In millions)	2025	2024
Fair value — liability (asset)	$(24)	$25
Pro forma decrease in fair value	(194)	(173)
Contract maturities	01/26-12/26	01/25-12/25
The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at December 31 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
Fair values are recognized on the Consolidated Balance Sheets at December 31 as follows:

(In millions)	2025	2024
Current asset (liability):
Accounts receivable	$6	$28
Other current liabilities	(30)	(3)

For further information on foreign currency contracts, refer to Note to the Consolidated Financial Statements No. 16, Financing Arrangements and Derivative Financial Instruments.
Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our management of counterparty risk.

ITEM 8. FINANCIAL STATEMENTS.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management's Report on Internal Control over Financial Reporting	55
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	56
Consolidated Financial Statements of The Goodyear Tire & Rubber Company:

Consolidated Statements of Operations for each of the three years ended December 31, 2025, 2024 and 2023	58
Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended December 31, 2025, 2024 and 2023	59

Consolidated Balance Sheets at December 31, 2025 and December 31, 2024	60
Consolidated Statements of Shareholders’ Equity for each of the three years ended December 31, 2025, 2024 and 2023	61

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2025, 2024 and 2023	64
Notes to Consolidated Financial Statements	65
Financial Statement Schedule:
The following consolidated financial statement schedule of The Goodyear Tire & Rubber Company is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of The Goodyear Tire & Rubber Company:

Schedule II – Valuation and Qualifying Accounts for each of the three years ended December 31, 2025, 2024 and 2023	FS-2
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
Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2025 using the framework specified in Internal Control — Integrated Framework (2013), published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of The Goodyear Tire & Rubber Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the consolidated financial statements, including the related notes and financial statement schedule, of The Goodyear Tire & Rubber Company and its subsidiaries (the "Company") as listed in the index appearing under Item 8 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Interim Goodwill Impairment Assessment – North America Reporting Unit
As described in Notes 1 and 12 to the consolidated financial statements, goodwill is assessed for impairment annually. In addition to annual testing, impairment testing is conducted when events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount. During the third quarter of 2025, the Company experienced continued industry disruption in its Americas reportable segment, which resulted in a reduction in the near-term and long-term outlook. The Company also experienced a decline in market capitalization as a result of a decrease in the stock price. Management viewed these events as triggering events and performed a quantitative analysis of the fair value of the North America reporting unit as of September 30, 2025, which resulted in a full goodwill impairment of $674 million. Management determined the estimated fair value of the North America reporting unit based on a discounted cash flow model. The most critical assumptions used in the calculation of the fair value of the North America reporting unit were the projected revenue, projected operating margin, and discount rate.
The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessment of the North America reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the North America reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the projected revenue, projected operating margin, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s interim goodwill impairment assessment, including controls over the valuation of the North America reporting unit. These procedures also included, among others, (i) testing management's process for developing the fair value estimate of the North America reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the projected revenue, projected operating margin, and discount rate. Evaluating management’s assumptions related to the projected revenue and projected operating margin involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the North America reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
February 10, 2026
We have served as the Company’s auditor since 1898.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions, except per share amounts)	2025	2024	2023
Net Sales (Note 3)	$18,280	$18,878	$20,066
Cost of Goods Sold	14,909	15,192	16,582
Selling, Administrative and General Expense	2,719	2,782	2,814
Goodwill and Intangible Asset Impairment (Note 12)	674	125	230
Rationalizations (Note 4)	194	86	502
Interest Expense (Note 5)	445	522	532
Other (Income) Expense (Note 6)	288	134	231
Net (Gain) Loss on Asset Sales (Note 2)	(816)	(93)	(104)
Income (Loss) before Income Taxes	(133)	130	(721)
United States and Foreign Tax Expense (Note 7)	1,567	95	10
Net Income (Loss)	(1,700)	35	(731)
Less: Minority Shareholders’ Net Income (Loss)	21	(11)	(2)
Goodyear Net Income (Loss)	$(1,721)	$46	$(729)
Goodyear Net Income (Loss) — Per Share of Common Stock
Basic	$(5.99)	$0.16	$(2.56)
Weighted Average Shares Outstanding (Note 8)	288	287	285
Diluted	$(5.99)	$0.16	$(2.56)
Weighted Average Shares Outstanding (Note 8)	288	288	285
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In millions)	2025	2024	2023
Net Income (Loss)	$(1,700)	$35	$(731)
Other Comprehensive Income (Loss):
Foreign currency:
Foreign currency translation, net of tax of $0 in 2025 ($(7) in 2024, $2 in 2023)	45	(95)	54
Reclassification adjustment for amounts recognized in income, net of tax of $0 in 2025 ($0 in 2024, $0 in 2023)	8	—	—
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $4 in 2025 ($27 in 2024, $26 in 2023)	97	81	80
Decrease/(increase) in net actuarial losses, net of tax of $(4) in 2025 ($0 in 2024, $(36) in 2023)	(82)	(16)	(125)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures, net of tax of $0 in 2025 ($(1) in 2024, $11 in 2023)	199	(2)	36
Prior service credit (cost) from plan amendments, net of tax of $0 in 2025 ($8 in 2024, $0 in 2023)	—	23	—
Deferred derivative gain:
Deferred derivative losses, net of tax of $0 in 2025 ($0 in 2024, $0 in 2023)	—	—	(5)
Reclassification adjustment for amounts recognized in income, net of tax of $0 in 2025 ($0 in 2024, $0 in 2023)	—	(1)	4
Other Comprehensive Income (Loss)	267	(10)	44
Comprehensive Income (Loss)	(1,433)	25	(687)
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	32	(12)	2
Goodyear Comprehensive Income (Loss)	$(1,465)	$37	$(689)
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except share data)	2025	2024
Assets:
Current Assets:
Cash and Cash Equivalents (Note 1)	$801	$810
Accounts Receivable (Note 10)	2,341	2,482
Inventories (Note 11)	3,572	3,554
Assets Held for Sale (Note 1)	58	466
Prepaid Expenses and Other Current Assets	446	277
Total Current Assets	7,218	7,589
Goodwill (Note 12)	42	756
Intangible Assets (Note 12)	663	805
Deferred Income Taxes (Note 7)	348	1,686
Other Assets (Note 13)	1,096	1,052
Operating Lease Right-of-Use Assets (Note 15)	998	951
Property, Plant and Equipment (Note 14)	7,843	8,082
Total Assets	$18,208	$20,921
Liabilities:
Current Liabilities:
Accounts Payable — Trade	$3,879	$4,092
Compensation and Benefits (Notes 18 and 19)	578	606
Other Current Liabilities	1,259	1,089
Notes Payable and Overdrafts (Note 16)	506	558
Operating Lease Liabilities due Within One Year (Note 15)	196	200
Long Term Debt and Finance Leases due Within One Year (Notes 15 and 16)	364	832
Total Current Liabilities	6,782	7,377
Operating Lease Liabilities (Note 15)	862	804
Long Term Debt and Finance Leases (Notes 15 and 16)	5,328	6,392
Compensation and Benefits (Notes 18 and 19)	787	789
Deferred Income Taxes (Note 7)	105	108
Other Long Term Liabilities	941	628
Total Liabilities	14,805	16,098
Commitments and Contingent Liabilities (Note 20)
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 286 million (285 million in 2024)	286	285
Capital Surplus	3,175	3,159
Retained Earnings	3,360	5,081
Accumulated Other Comprehensive Loss (Note 22)	(3,588)	(3,844)
Goodyear Shareholders’ Equity	3,233	4,681
Minority Shareholders’ Equity — Nonredeemable	170	142
Total Shareholders’ Equity	3,403	4,823
Total Liabilities and Shareholders’ Equity	$18,208	$20,921
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions, except per share amounts)	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Goodyear Shareholders' Equity	Minority Shareholders' Equity — Non- Redeemable	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2022
(after deducting 41,391,555 common treasury shares)	282,896,352	$283	$3,117	$5,764	$(3,875)	$5,289	$163	$5,452
Net income (loss)				(729)		(729)	(2)	(731)
Other comprehensive income (loss)					40	40	4	44
Total comprehensive income (loss)						(689)	2	(687)
Stock-based compensation plans			17			17		17
Dividends declared							(3)	(3)
Common stock issued from treasury	889,911	1	(1)
Balance at December 31, 2023
(after deducting 40,501,644 common treasury shares)	283,786,263	$284	$3,133	$5,035	$(3,835)	$4,617	$162	$4,779
There were no dividends declared or paid for the year ended December 31, 2023.
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - (Continued)

(Dollars in millions, except per share amounts)	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Goodyear Shareholders' Equity	Minority Shareholders' Equity — Non- Redeemable	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2023
(after deducting 40,501,644 common treasury shares)	283,786,263	$284	$3,133	$5,035	$(3,835)	$4,617	$162	$4,779
Net income (loss)				46		46	(11)	35
Other comprehensive income (loss)					(9)	(9)	(1)	(10)
Total comprehensive income (loss)						37	(12)	25
Stock-based compensation plans			30			30		30
Dividends declared							(8)	(8)
Common stock issued from treasury	1,188,000	1	(4)			(3)		(3)
Balance at December 31, 2024
(after deducting 39,313,644 common treasury shares)	284,974,263	$285	$3,159	$5,081	$(3,844)	$4,681	$142	$4,823
There were no dividends declared or paid for the year ended December 31, 2024.
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - (Continued)

(Dollars in millions, except per share amounts)	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Goodyear Shareholders' Equity	Minority Shareholders' Equity — Non- Redeemable	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2024
(after deducting 39,313,644 common treasury shares)	284,974,263	$285	$3,159	$5,081	$(3,844)	$4,681	$142	$4,823
Net income (loss)				(1,721)		(1,721)	21	(1,700)
Other comprehensive income (loss)					256	256	11	267
Total comprehensive income (loss)						(1,465)	32	(1,433)
Stock-based compensation plans			23			23		23
Dividends declared							(4)	(4)
Common stock issued from treasury	1,272,782	1	(7)			(6)		(6)
Balance at December 31, 2025
(after deducting 38,040,862 common treasury shares)	286,247,045	$286	$3,175	$3,360	$(3,588)	$3,233	$170	$3,403
There were no dividends declared or paid for the year ended December 31, 2025.
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2025	2024	2023
Cash Flows from Operating Activities:
Net Income (Loss)	$(1,700)	$35	$(731)
Adjustments to Reconcile Net Income (Loss) to Cash Flows from Operating Activities:
Depreciation and Amortization	1,045	1,049	1,001
Amortization and Write-Off of Debt Issuance Costs	19	14	15
Goodwill and Intangible Asset Impairment (Note 12)	674	125	230
Provision for Deferred Income Taxes (Note 7)	1,357	(65)	(230)
Net Pension Curtailments and Settlements (Note 18)	201	(3)	40
Net Rationalization Charges (Note 4)	194	86	502
Rationalization Payments	(431)	(198)	(99)
Net Gains on Asset Sales (Note 2)	(816)	(93)	(104)
Loss (Gain) on Insurance Recoveries for Damaged Property, Plant and Equipment	—	(75)	—
Operating Lease Expense (Note 15)	318	326	302
Operating Lease Payments (Note 15)	(287)	(277)	(278)
Pension Contributions and Direct Payments	(83)	(69)	(54)
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	215	127	(59)
Inventories	12	(106)	933
Accounts Payable — Trade	(248)	(78)	(531)
Compensation and Benefits	28	24	48
Other Current Liabilities	247	(151)	158
Other Assets and Liabilities	51	27	(111)
Total Cash Flows from Operating Activities	796	698	1,032
Cash Flows from Investing Activities:
Capital Expenditures	(826)	(1,188)	(1,050)
Insurance Recoveries for Damaged Property, Plant and Equipment	—	62	—
Cash Proceeds from Sale and Leaseback Transactions (Note 2)	—	16	99
Asset Dispositions	1,802	115	16
Short Term Securities Acquired	—	—	(97)
Short Term Securities Redeemed	—	2	94
Long Term Securities Acquired	—	—	(11)
Long Term Securities Redeemed	4	4	6
Notes Receivable	14	(23)	(79)
Other Transactions	3	7	(13)
Total Cash Flows from Investing Activities	997	(1,005)	(1,035)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	966	1,326	954
Short Term Debt and Overdrafts Paid	(1,033)	(1,095)	(1,009)
Long Term Debt Incurred	16,071	14,420	9,932
Long Term Debt Paid	(17,763)	(14,387)	(10,220)
Common Stock Issued	(6)	(3)	(2)
Transactions with Minority Interests in Subsidiaries	(4)	(8)	(3)
Debt Related Costs and Other Transactions	(1)	(28)	15
Total Cash Flows from Financing Activities	(1,770)	225	(333)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	23	(39)	10
Net Change in Cash, Cash Equivalents and Restricted Cash	46	(121)	(326)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	864	985	1,311
Cash, Cash Equivalents and Restricted Cash at End of the Period	$910	$864	$985
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
Revision of Previously Issued Financial Statements
In preparing the consolidated financial statements for the quarter ended June 30, 2025, we identified errors in our previously issued financial statements related to our historical computation of currency remeasurement of our foreign operations in Turkey, which was designated as a highly inflationary economy beginning April 1, 2022. Upon that designation, the operations and balance sheet in that country should be remeasured into our parent company reporting currency, with remeasurement gains and losses recognized in earnings to reflect the impact of currency translation on our financial results. Our computation did not reflect the full inflationary impact. The identified errors impacted our previously issued 2023 and 2024 annual and interim financial statements. There were no impacts on previously reported cash flows from operating, investing and financing activities in any prior periods.
We evaluated the errors in accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 and determined that the related impacts were not material in any previously issued annual or interim financial statements. We revised the prior period amounts presented in these financial statements to correct the errors. The applicable notes to the accompanying financial statements have also been corrected to reflect the impact of the revisions of the previously filed consolidated annual financial statements. A summary of the revisions to the previously issued financial information is included in Note to the Consolidated Financial Statements No. 23, Revision Of Previously Issued Financial Statements.
Recently Adopted Accounting Standards
Effective January 2025, we adopted an Accounting Standards Update ("ASU") to improve disclosures required for income taxes, specifically related to existing rate reconciliation and income taxes paid information and the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and requiring income taxes paid to be disaggregated by jurisdiction. The prospective adoption of this standards update did not impact our consolidated financial statements; however, it resulted in changes to our consolidated financial statement disclosures primarily related to our effective tax rate reconciliation. Refer to Note to the Consolidated Financial Statements No. 7, Income Taxes.
Recently Issued Accounting Standards
On November 4, 2024, the Financial Accounting Standards Board ("FASB") issued a final ASU to require disaggregated disclosure of income statement expenses. This new standard requires certain expense categories, including selling expenses, to be disaggregated in the notes to the consolidated financial statements. The standards update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We are currently assessing the impact of this standards update on our disclosures in the notes to the consolidated financial statements.
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
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the consolidated financial statements. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to:
•goodwill, intangibles and other long-lived assets,
•general and product liabilities and other litigation,
•workers’ compensation,
•deferred tax asset valuation allowances and uncertain income tax positions,
•rationalization plans,
•pension and other postretirement benefits, and
•various other operating allowances and accruals, based on currently available information.
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
Research and Development Costs
Research and development costs include, among other things, materials, equipment, compensation and contract services. These costs are expensed as incurred and included as a component of CGS. Research and development expenditures were $380 million, $426 million and $461 million in 2025, 2024 and 2023, respectively.
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
Advertising Costs
Costs incurred for producing and communicating advertising are generally expensed when incurred as a component of Selling, Administrative and General Expense ("SAG"). Costs incurred under our cooperative advertising programs with dealers and franchisees are generally recorded as reductions of sales as related revenues are recognized. Advertising costs, including costs for our cooperative advertising programs with dealers and franchisees, were $362 million, $327 million and $364 million in 2025, 2024 and 2023, respectively.
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
Assets and Liabilities Held for Sale
Assets and liabilities are classified as held for sale when management approves and commits to a formal plan to actively market the assets for sale at a price reasonable in relation to their estimated fair value, the assets are available for immediate sale in their present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the assets is probable and expected to be completed within one year, and it is unlikely that significant changes will be made to the plan. When all of these criteria have been met, the assets and liabilities are classified as held for sale in the balance sheet. Assets classified as held for sale are reported at the lower of their carrying value or fair value less costs to sell. Depreciation of assets ceases upon designation as held for sale. At December 31, 2025, Assets Held for Sale of $58 million, related to the sale of the Dunlop tire inventory in Europe were included in the

Consolidated Balance Sheets. At December 31, 2024, assets classified as held for sale of $466 million and liabilities classified as held for sale of $51 million related to the sale of our off-the-road ("OTR") tire business were included within Assets Held for Sale and Other Current Liabilities, respectively, in the Consolidated Balance Sheets. Refer to Note to the Consolidated Financial Statements No. 2, Divestitures, for additional information.
Cash and Cash Equivalents / Consolidated Statements of Cash Flows / Restricted Cash
Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. Substantially all of our cash and short-term investment securities are held with investment grade rated counterparties. At December 31, 2025, our cash investments with any single counterparty did not exceed approximately $205 million.
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
Customer prepayments for products and government grants received that predominately relate to operations are reported as operating activities. Government grants received that are predominately related to capital expenditures are reported as investing activities. The Consolidated Statements of Cash Flows are presented net of finance leases of $3 million, $8 million and $19 million originating in the years ended December 31, 2025, 2024 and 2023, respectively. Cash flows from investing activities in 2025 exclude $238 million of accrued capital expenditures remaining unpaid at December 31, 2025, and include payment for $302 million of capital expenditures that were accrued and unpaid at December 31, 2024. Cash flows from investing activities in 2024 exclude $302 million of accrued capital expenditures remaining unpaid at December 31, 2024, and include payment for $348 million of capital expenditures that were accrued and unpaid at December 31, 2023. Cash flows from investing activities in 2023 exclude $348 million of accrued capital expenditures remaining unpaid at December 31, 2023, and include payment for $324 million of capital expenditures that were accrued and unpaid at December 31, 2022.
The following table provides a reconciliation of Cash, Cash Equivalents and Restricted Cash as reported within the Consolidated Statements of Cash Flows:

	December 31,
(In millions)	2025	2024	2023
Cash and Cash Equivalents	$801	$810	$902
Restricted Cash	109	54	83
Total Cash, Cash Equivalents and Restricted Cash	$910	$864	$985
Restricted Cash primarily represents amounts required to be set aside for accounts receivable factoring programs. The restrictions lapse when cash from factored accounts receivable is remitted to the purchaser of those receivables. Restricted cash at December 31, 2025 also includes amounts collected in connection with ongoing agreements related to the sale of our OTR tire business. At December 31, 2025 and 2024, $109 million and $54 million was recorded in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets, respectively.
Restricted Net Assets
In certain countries where we operate, transfers of funds into or out of such countries by way of dividends, loans or advances are generally or periodically subject to various governmental regulations. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make cash distributions. At December 31, 2025, approximately $731 million of net assets were subject to such regulations or limitations.
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
Insurance Claims
We maintain third-party insurance coverage for property damage, repair expenses and business interruption, subject to a $50 million deductible per occurrence. After consultation with our legal counsel and giving consideration to agreements with certain of our insurance carriers, the financial viability and legal obligations of our insurance carriers and other relevant factors, we determine an amount we expect is probable of recovery from such carriers. We record a receivable for property damage and repair expenses as incurred. For business interruption recoveries, we do not record a receivable until the claim is substantially complete.
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method. Additions and improvements that substantially extend the useful life of property, plant and equipment, and interest costs incurred during the construction period of major projects are capitalized. Government grants to us that are predominately related to capital expenditures are recorded as reductions of the cost of the associated assets. Repair and maintenance costs are expensed as incurred. Property, plant and equipment are depreciated to their estimated residual values over their estimated useful lives, and reviewed for impairment whenever events or circumstances warrant such a review. Depreciation expense for property, plant and equipment was $1,015 million, $1,011 million and $967 million in 2025, 2024 and 2023, respectively. Refer to Notes to the Consolidated Financial Statements No. 5, Interest Expense, and No. 14, Property, Plant and Equipment.
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
Foreign Currency Translation
The functional currency for most subsidiaries outside the United States is the local currency. Financial statements of these subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. The U.S. dollar is used as the functional currency in countries with a history of high inflation and in countries that predominantly transact in U.S. dollars. For all operations, gains or losses from remeasuring foreign currency transactions into the functional currency are included in Other (Income) Expense. Translation adjustments are recorded in AOCL. Income taxes are generally not provided for foreign currency translation adjustments.
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
We estimate the fair value of stock options using the Black-Scholes valuation model. Assumptions used to estimate compensation expense are determined as follows:
•Expected term represents the period of time that options granted are expected to be outstanding based on our historical experience of option exercises;
•Expected volatility is measured using the weighted average of historical daily changes in the market price of our common stock over the expected term of the award and implied volatility calculated for our exchange traded options with an expiration date greater than one year;
•Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and
•Forfeitures are based substantially on the history of cancellations of similar awards granted in prior years.
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
•Level 1 — Valuation is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2 — Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
•Level 3 — Valuation is based upon other unobservable inputs that are significant to the fair value measurement.
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
Note 2. Divestitures
Net gains on asset sales were $816 million, $93 million and $104 million for the years ended December 31, 2025, 2024 and 2023, respectively. None of our divestitures meet the criteria for presentation as discontinued operations as they do not represent a strategic shift that will have a major effect on our operations or financial results.
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
As a result of the transaction, considering the receipt of the purchase price of $905 million, subject to certain adjustments set forth in the OTR Purchase Agreement, amounts allocated to deferred income related to the trademark license agreement of $90 million, amounts allocated to deferred revenue related to the product supply agreement of $95 million, and transaction costs of $26 million, and based upon the net assets of the OTR tire business of $439 million, we recorded a pre-tax gain of $255 million. We estimated the fair value of the deferred income related to the trademark license agreement using the relief-from-royalty method, with the most critical assumptions based on projected revenue, royalty rate and discount rate. We estimated the fair value of the deferred revenue related to the product supply agreement using a cost-plus-margin approach, with the most critical assumption based on projected cost of goods sold. The pre-tax income from the assets sold included within the Consolidated Statements of Operations was $72 million and $69 million for the twelve months ended December 31, 2024 and 2023, respectively. These amounts exclude any ongoing obligations related to the product supply agreement and transition services agreement, as well as any amortization of deferred revenue or income.
On May 7, 2025, we completed the sale of our rights to the Dunlop brand in Europe, North America and Oceania for consumer, commercial and other specialty tires, together with certain associated intellectual property and other intangible assets, for a purchase price of $526 million to Sumitomo Rubber Industries, Ltd. ("SRI") pursuant to the terms of the Purchase Agreement, dated as of January 7, 2025 (as amended, the "Dunlop Purchase Agreement"). SRI also paid us an up-front transition support fee of $105 million for our support in transitioning the Dunlop brand, related intellectual property and Dunlop customers to SRI. SRI also acquired our existing Dunlop tire inventory for approximately $104 million. We also entered into a number of ancillary agreements, including (a) a transition license agreement, pursuant to which we continued to manufacture, sell and distribute Dunlop-branded consumer tires in Europe from the closing of the transaction until December 31, 2025, and during which we paid SRI a royalty on such Dunlop sales; (b) a transition offtake agreement, pursuant to which we will sell to SRI certain Dunlop-branded consumer tire products for a period of up to five years, commencing after termination or expiration of the transition license agreement; and (c) we will license back the Dunlop brand from SRI for commercial tires in Europe on a long-term basis, subject to a royalty on sales.
As a result of the transaction, we received gross proceeds of $735 million at closing for the Dunlop brand, related intellectual property and other intangible assets, the transition support fee and the tire inventory. We allocated $105 million of those proceeds related to the up-front transition support fee to deferred income, which will be recognized over the combined lives of the transition license and transition offtake agreements. We also allocated $86 million of those proceeds to deferred income for tire inventory in Europe, which will be recognized upon transfer of title. We recognized an estimated pre-tax gain of $385 million based on the net assets sold of $133 million during the second quarter of 2025, net of transaction costs of $26 million.
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
In conjunction with the sale of the Chemical Business, we also entered into a number of ancillary agreements including (a) a master supply agreement, pursuant to which the Purchaser will, or will cause its affiliates to, supply to us certain polymer chemical products for a period of fifteen (15) years (the "Chemical Supply Agreement"), (b) a transition services agreement, pursuant to which we will provide certain transition services to the Purchaser for the Chemical Business for a period of up to eighteen (18) months, and (c) a patent and know-how license agreement, pursuant to which the Purchaser will license back to us certain intellectual property related to the Chemical Business for use in connection with certain retained businesses. The Chemical Supply Agreement is a take-or-pay contract which requires us to purchase minimum quantities on a quarterly basis.
As a result of the transaction, considering the purchase price and related working capital adjustments, including an adjustment for intercompany receivables, of $580 million, amounts allocated to deferred income of $110 million and transaction costs of $29 million, and based upon the net assets of the Chemical Business of $337 million, we recognized an estimated pre-tax gain of approximately $104 million during the fourth quarter of 2025.
Net gains on asset sales for the year ended December 31, 2025 also included a $55 million gain ($26 million after-tax and minority) related to the sale of property in Asia Pacific and a $12 million gain related to the sale of Commercial Tire and Service Centers in Americas. Net gains on asset sales for the year ended December 31, 2024 were $93 million, primarily related to the sale of a distribution center in EMEA. Net gains on asset sales for the year ended December 31, 2023 were $104 million, primarily related to gains on sale and leaseback transactions of $88 million, with the remainder relating to the sale and exit of certain retail locations in Americas.
Note 3. Net Sales
The following table shows disaggregated net sales from contracts with customers by major source for the year ended December 31, 2025:

(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Tire unit sales	$8,798	$4,730	$1,862	$15,390
Other tire and related sales	771	640	94	1,505
Retail services and service related sales	756	180	—	936
Chemical sales	423	—	—	423
Other	20	—	6	26
Net Sales by reportable segment	$10,768	$5,550	$1,962	$18,280
The following table shows disaggregated net sales from contracts with customers by major source for the year ended December 31, 2024:

(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Tire unit sales	$9,001	$4,704	$2,288	$15,993
Other tire and related sales	769	573	112	1,454
Retail services and service related sales	742	148	15	905
Chemical sales	504	—	—	504
Other	17	—	5	22
Net Sales by reportable segment	$11,033	$5,425	$2,420	$18,878

The following table shows disaggregated net sales from contracts with customers by major source for the year ended December 31, 2023:

(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Tire unit sales	$10,028	$4,924	$2,336	$17,288
Other tire and related sales	790	532	89	1,411
Retail services and service related sales	685	150	34	869
Chemical sales	467	—	—	467
Other	23	—	8	31
Net Sales by reportable segment	$11,993	$5,606	$2,467	$20,066
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
When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue included in Other Current Liabilities in the Consolidated Balance Sheets totaled $34 million and $13 million at December 31, 2025 and 2024, respectively. Deferred revenue included in Other Long Term Liabilities in the Consolidated Balance Sheets totaled $76 million and $6 million at December 31, 2025 and 2024, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met. Revenue deferred during 2025 primarily relates to the product supply agreement we entered into in connection with the sale of our OTR tire business.
The following table presents the balances of deferred revenue related to contracts with customers, and changes during the year ended December 31:

(In millions)	2025	2024
Balance at January 1	$19	$28
Revenue deferred during period	289	220
Revenue recognized during period	(201)	(230)
Impact of foreign currency translation	3	1
Balance at December 31	$110	$19
Note 4. Costs Associated with Rationalization Programs
In order to improve our global competitiveness and as part of our execution of the Goodyear Forward transformation plan ("Goodyear Forward"), we have implemented, and are implementing, rationalization actions to reduce high-cost and excess manufacturing capacity and operating and administrative costs.

The following table presents the roll-forward of the liability balance between periods:

(In millions)	Associate- Related Costs	Other Costs	Total
Balance at December 31, 2022	$115	$2	$117
2023 charges	453	57	510
Incurred, net of foreign currency translation of $14 million and $0 million, respectively	(42)	(43)	(85)
Reversed to the Statement of Operations	(8)	—	(8)
Balance at December 31, 2023	$518	$16	$534
2024 charges	66	65	131
Incurred, net of foreign currency translation of $(24) million and $(1) million, respectively	(143)	(80)	(223)
Reversed to the Statement of Operations	(45)	—	(45)
Balance at December 31, 2024	$396	$1	$397
2025 charges(1)	135	76	211
Incurred, net of foreign currency translation of $38 million and $1 million, respectively	(316)	(76)	(392)
Reversed to the Statement of Operations	(21)	—	(21)
Balance at December 31, 2025	$194	$1	$195
(1) Charges of $211 million exclude $4 million of benefit plan termination benefit charges recorded in Rationalizations in the Statement of Operations.
During the fourth quarter of 2025, we approved a plan to reduce headcount in our Fayetteville, North Carolina tire manufacturing facility. The proposed plan includes approximately 300 net headcount reductions. Total estimated pre-tax charges are expected to be approximately $17 million. We have accrued approximately $10 million for this plan at December 31, 2025.
During the second quarter of 2025, we approved a plan to close our manufacturing facility in Kariega, South Africa in the EMEA business unit in the third quarter of 2025. The plan includes approximately 900 job reductions, including associates and contracted positions. The total charges associated with this action are expected to be between $100 million and $110 million, of which $45 million to $55 million are expected to be cash charges primarily for associate-related and other exit costs and the remaining costs are expected to be non-cash charges primarily for accelerated depreciation and other asset-related charges. We have accrued approximately $4 million for this plan at December 31, 2025.
During the first quarter of 2025, we approved a rationalization plan to eliminate our production of commercial tires in our Danville, Virginia tire manufacturing facility ("Danville") in the second quarter of 2025 in order to reduce our production cost per tire in Americas. The plan includes approximately 950 job reductions, including associates and contracted positions. Total pre-tax charges are expected to be between $150 million and $160 million, of which $70 million to $80 million are expected to be cash charges primarily for associate-related and other exit costs and the remaining costs are expected to be non-cash charges primarily for accelerated depreciation, pension termination benefit charges and other asset-related charges. We have accrued approximately $13 million for this plan at December 31, 2025.
During the first quarter of 2025, we approved a plan to reduce SAG headcount in Americas and Corporate. The plan includes approximately 80 net headcount reductions. Total estimated pre-tax charges are expected to be approximately $6 million. We have accrued approximately $1 million for this plan at December 31, 2025.
The remainder of the accrual balance at December 31, 2025 includes $102 million related to the closures of our Fulda, Germany ("Fulda") and our Fürstenwalde, Germany ("Fürstenwalde") tire manufacturing facilities, $41 million related to a rationalization and workforce reorganization plan in EMEA, which reflects $13 million of reversals due to voluntary attrition, $5 million related to the closed Amiens, France tire manufacturing facility, and various other plans to reduce headcount and improve operating efficiency.
At December 31, 2025 and December 31, 2024, $193 million and $296 million were recorded in Other Current Liabilities in the Consolidated Balance Sheets, respectively.

The following table shows net rationalization charges included in Income (Loss) before Income Taxes:

(In millions)	2025	2024	2023
Current Year Plans
Associate Severance and Other Related Costs	$106	$30	$449
Benefit Plan Curtailments/Settlements/Termination Benefits	4	—	1
Other Exit Costs	13	5	23
Current Year Plans - Net Charges	$123	$35	$473
Prior Year Plans
Associate Severance and Other Related Costs	$8	$(9)	$(5)
Other Exit Costs	63	60	34
Prior Year Plans - Net Charges	$71	$51	$29
Total Net Charges	$194	$86	$502
Asset write-offs (recoveries), accelerated depreciation, and accelerated lease costs, net	$160	$146	$36
Substantially all of the new charges in 2025 relate to future cash outflows. Current year plan charges for the year ended December 31, 2025 relate to the new plans approved during 2025 that are described above.
Net prior year plan charges for the year ended December 31, 2025 include $61 million related to the closures of Fulda and Fürstenwalde, $9 million related to the rationalization and workforce reorganization plan in EMEA, $5 million related to the closure of our Melksham, United Kingdom tire manufacturing facility ("Melksham"), $4 million related to plans to reduce SAG headcount, $4 million related to the closure of certain retail and warehouse locations in Americas, $3 million related to the plan to open a shared service center in Costa Rica and to exit certain Commercial Tire and Service Center ("CTSC") locations, and reversals of $20 million primarily related to voluntary attrition in our rationalization and workforce reorganization plan in EMEA.
Ongoing rationalization plans had approximately $950 million in rationalization charges through 2025 and approximately $100 million is expected to be incurred in future periods.
Approximately 2,200 associates will be released under new plans initiated in 2025, of which approximately 1,750 were released through December 31, 2025. In 2025, approximately 1,800 associates were released under plans initiated in prior years. Approximately 1,000 associates remain to be released under all ongoing rationalization plans.
Rationalization activities initiated in 2024 include current year charges primarily related to the plans to reduce SAG and manufacturing costs, a plan to open a shared service center in Costa Rica and to exit certain CTSC locations and the closure of our Malaysia tire manufacturing facility. Net prior year plan charges recognized in the year ended December 31, 2024 include $52 million related to the closures of Fulda and Fürstenwalde, $15 million related to the rationalization and workforce organization plan in EMEA, $11 million related to the closure of Melksham, $4 million related to the closure of certain retail and warehouse locations in Americas, $3 million related to the permanent closure of our Gadsden, Alabama tire manufacturing facility ("Gadsden"), $3 million related to a plan to reduce SAG headcount globally, $3 million related to the plan to streamline our EMEA distribution network, and reversals of $45 million primarily related to voluntary attrition in our rationalization and workforce reorganization plan in EMEA.
Rationalization activities initiated in 2023 include current year charges primarily related to the Goodyear Forward plan that resulted in the closure of certain retail and warehouse locations, primarily in Americas, the rationalization and workforce reorganization plan in EMEA to improve our cost structure, the closures of Fulda and Fürstenwalde and a plan to improve profitability in Australia and New Zealand. Net prior year plan charges recognized in the year ended December 31, 2023 include $16 million related to the closure of Melksham, $9 million related to the integration of Cooper Tire, $6 million related to the permanent closure of Gadsden, $2 million related to a plan in South Africa, and $2 million related to discontinued operations in Russia. Net prior plan charges also include reversals of $8 million for actions no longer needed for their originally intended purposes.
Asset write-off (recoveries), accelerated depreciation, and accelerated lease costs in 2025 primarily relate to the announced closures of our Fulda, Fürstenwalde and South Africa tire manufacturing facilities, and the announced elimination of commercial tire production at Danville. Asset write-off, accelerated depreciation, and accelerated lease charges for 2025 were primarily recorded in CGS.
Asset write-off (recoveries), accelerated depreciation, and accelerated lease costs in 2024 primarily related to plans to improve our cost structure through the closures of our Fulda, Fürstenwalde and Malaysia tire manufacturing facilities, as well as the closure of a development center and warehouse in the U.S. Asset write-off, accelerated depreciation, and accelerated lease charges for 2024 were primarily recorded in CGS.
Asset write-off (recoveries) and accelerated depreciation in 2023 primarily related to the integration of Cooper Tire, the closure of Melksham, and the announced closures of Fulda and Fürstenwalde, partially offset by recoveries of previously written-off accounts receivable and other assets in Russia. Asset write-off and accelerated depreciation charges for 2023 were primarily recorded in CGS.
Note 5. Interest Expense
Interest expense includes interest and the amortization of deferred financing fees and debt discounts, less amounts capitalized, as follows:

(In millions)	2025	2024	2023
Interest expense before capitalization	$477	$558	$559
Capitalized interest	(32)	(36)	(27)
	$445	$522	$532
Cash payments for interest, net of amounts capitalized, were $414 million, $515 million and $514 million in 2025, 2024 and 2023, respectively.
Note 6. Other (Income) Expense

(In millions)	2025	2024	2023
Non-service related pension and other postretirement benefits cost	$291	$99	$148
Financing fees and financial instruments expense	61	62	59
Net foreign currency exchange losses	14	18	106
Interest income	(37)	(54)	(84)
General and product liability expense - discontinued products	5	3	6
Royalty and other (income)	(64)	(21)	(30)
Miscellaneous expense	18	27	26
	$288	$134	$231
Non-service related pension and other postretirement benefits cost consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost, as well as curtailments and settlements which are not related to rationalization plans. Non-service related pension and other postretirement benefits cost includes pension settlement charges of $201 million in 2025, a net pension settlement credit of $3 million in 2024, and pension settlement charges of $40 million in 2023. For further information, refer to Note to the Consolidated Financial Statements No. 18, Pension, Savings and Other Postretirement Benefit Plans.
Net foreign currency exchange losses include losses of $8 million, $5 million and $80 million related to the Argentine peso in 2025, 2024 and 2023, respectively, losses of $20 million and $7 million related to the Turkish lira in 2025 and 2024, respectively, and a $12 million gain related to the euro in 2025.
Interest income includes interest income in Argentina of $3 million, $6 million and $44 million in 2025, 2024 and 2023, respectively.
Royalty and other income in 2025 includes $27 million, primarily related to royalty income, and $37 million related to royalty income from the OTR tire business and Chemical Business license agreements and transition services income from the OTR tire business and the Dunlop brand transition services agreements. Royalty and other income for 2024 and 2023 is primarily related to royalty income.
Miscellaneous (income) expense in 2024 includes $19 million of transaction costs related to the sale of the OTR tire business and an $8 million loss related to the sale of receivables in Argentina. Miscellaneous (income) expense in 2023 includes non-indemnified costs for product liability claims related to products manufactured by a formerly consolidated joint venture entity totaling $31 million and a $10 million loss related to the sale of a receivable in Argentina, partially offset by $5 million of income for the write-off of accumulated foreign currency translation related to our exited business in Russia. Miscellaneous (income) expense in 2023 also includes $11 million of income related to a favorable court decision setting aside a previous unfavorable verdict on intellectual property-related legal claims.

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
Note 7. Income Taxes
The components of Income (Loss) before Income Taxes follow:

(In millions)	2025	2024	2023
U.S.	$(1,047)	$(286)	$(325)
Foreign	914	416	(396)
	$(133)	$130	$(721)
In accordance with the adoption of ASU 2023-09, a reconciliation of income taxes at the U.S. statutory rate to United States and Foreign Tax Expense for the year ended December 31, 2025 is as follows:

(In millions)	2025	%
U.S. federal income tax expense (benefit) at the statutory rate of 21%	$(28)	21.0%
State income taxes, net of U.S. federal benefit(1)	183	(137.4)%
Foreign tax effects
Luxembourg
Changes in valuation allowances	(53)	39.6%
Rate differential	11	(8.0)%
Other	(1)	1.1%
Other foreign jurisdictions	57	(42.7)%
Effect of cross-border tax laws	(13)	9.8%
Tax credits
Research and development credits	(6)	4.5%
Changes in valuation allowances	1,267	(949.1)%
Nontaxable or nondeductible items
Goodwill impairment	140	(104.8)%
Changes in unrecognized tax benefits	9	(6.7)%
Other Adjustments	1	(1.0)%
United States and Foreign Tax Expense	$1,567	(1,173.7)%

(1) State taxes in Pennsylvania, Illinois, Michigan, Kansas, California, Louisiana and Georgia made up the majority (greater than 50 percent) of the tax effect in this category.

For the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, a reconciliation of income taxes at the U.S. statutory rate to United States and Foreign Tax Expense for the years then ended is as follows:

(In millions)	2024	2023
U.S. federal income tax expense (benefit) at the statutory rate of 21%	$27	$(151)
Net foreign losses with no tax due to valuation allowances	48	122
Adjustment for foreign income taxed at different rates and nontaxable foreign items	44	14
U.S. charges (benefits) related to foreign tax credits, R&D and foreign derived intangible deduction	(30)	4
Net establishment (release) of uncertain tax positions	6	(3)
Net establishment of foreign valuation allowances and write-off of deferred taxes	4	—
State income taxes, net of U.S. federal benefit	(8)	(12)
Net establishment of U.S. valuation allowances	4	—
Goodwill impairment	—	34
Other	—	2
United States and Foreign Tax Expense	$95	$10
The components of United States and Foreign Tax Expense by taxing jurisdiction, follow:

(In millions)	2025	2024	2023
Current:
Federal	$(8)	$(29)	$37
Foreign	212	189	177
State	6	—	26
	210	160	240
Deferred:
Federal	1,126	(78)	(123)
Foreign	5	31	(62)
State	226	(18)	(45)
	1,357	(65)	(230)
United States and Foreign Tax Expense	$1,567	$95	$10
Income tax expense in 2025 was $1,567 million on a loss before income taxes of $133 million. In 2025, income tax expense includes net discrete tax expense totaling $1,453 million. Discrete tax expense was primarily related to the establishment of a full valuation allowance on our net deferred tax assets in the U.S.
In 2024, income tax expense was $95 million on income before income taxes of $130 million and includes net discrete tax benefits totaling $2 million.
In 2023, income tax expense was $10 million on a loss before income taxes of $721 million and includes net discrete tax benefits totaling $9 million, primarily related to additional prior year withholding tax creditable in the U.S. as a result of a tax law change.
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
In the U.S., we had a cumulative loss for the three-year period ending December 31, 2025 primarily driven by non-recurring items such as goodwill and intangible asset impairments, rationalization charges, pension curtailments and settlements, and one-time costs associated with the Goodyear Forward plan. During 2025, industry disruption and various macroeconomic factors such as the impact of tariff, transportation, labor and energy costs have negatively impacted our

U.S. operating results and future forecasted U.S. earnings. In addition, the One Big Beautiful Bill Act ("OBBBA") amended the business interest expense limitation. The reduction in current and expected future earnings, as a result of industry disruption, represented significant negative evidence in the assessment of the realizability of our deferred tax assets. We concluded that it is more likely than not that our U.S. net deferred tax assets will not be fully realized and recorded a non-cash charge of $1.4 billion to establish a full valuation allowance in the U.S. during the third quarter of 2025. We intend to maintain a valuation allowance until sufficient positive evidence exists to support realization of these deferred tax assets. At December 31, 2025 and December 31, 2024, we had approximately $1.4 billion and $1.3 billion of U.S. federal, state and local net deferred tax assets, respectively, and related valuation allowances totaling $1.4 billion and $26 million, respectively.
At December 31, 2025 and December 31, 2024, we also had approximately $1.5 billion of foreign net deferred tax assets and related valuation allowances of approximately $1.3 billion. Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net foreign deferred tax assets. Most notably, in Luxembourg, we maintain a valuation allowance of approximately $1.1 billion on all of our net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances on our foreign deferred tax assets having a significant impact on our financial position or results of operations will exist within the next twelve months.
On July 4, 2025, OBBBA was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of tax treatment for certain business provisions. We did not have a material impact from OBBBA on our 2025 operating tax rates. We will continue to assess the impact on us as regulations develop in the future.
The Organisation for Economic Co-operation and Development ("OECD") have published the Pillar Two model rules which adopt a global corporate minimum tax of 15% for multinational enterprises with average revenue in excess of €750 million. Certain jurisdictions in which we operate enacted legislation consistent with one or more of the OECD Pillar Two model rules effective in 2025. The model rules include minimum domestic top-up taxes, income inclusion rules and undertaxed profit rules, all aimed to ensure that multinational corporations pay a minimum effective corporate tax rate of 15% in each jurisdiction in which they operate. The Pillar Two model rules did not materially impact our annual effective tax rate in 2025. However, we are continuing to evaluate the Pillar Two model rules and related developments, including the side-by-side safe harbor package for U.S.-based multinationals, and their potential impact on future periods.
Temporary differences and carryforwards giving rise to deferred tax assets and liabilities at December 31 follow:

(In millions)	2025	2024
Tax loss carryforwards and credits	$1,321	$1,233
Capitalized research and development expenditures	466	486
Accrued expenses deductible as paid	353	316
Prepaid royalty income	337	344
Partnership basis differences	279	299
Property basis differences	79	29
Other prepayments income	119	32
Lease liabilities	76	83
Postretirement benefits and pensions	57	67
Rationalizations and other provisions	27	25
Vacation and sick pay	22	24
Other	73	139
	3,209	3,077
Valuation allowance	(2,734)	(1,252)
Total deferred tax assets	475	1,825
Intangible property basis differences related to Cooper Tire acquisition	(160)	(167)
Right-of-use assets	(72)	(80)
Total net deferred tax assets	$243	$1,578

At December 31, 2025, we had a valuation allowance of $1,428 million for all U.S. federal and state deferred tax assets as recovery is uncertain. Approximately $228 million of our U.S. federal and state tax assets had limited lives, primarily for net operating loss and tax credit carryforwards that are subject to expiration from 2026 to 2046. At December 31, 2025, we had $1,083 million of tax assets for net operating loss, capital loss and tax credit carryforwards related to certain foreign subsidiaries. These carryforwards are primarily from countries with unlimited carryforward periods, but include $84 million of tax credit carryforwards in various European countries that are subject to expiration from 2026 to 2035. A valuation allowance totaling $1,306 million has been recorded against these and other deferred tax assets where recovery of the asset or carryforward is uncertain.
At December 31, 2025, we had unrecognized tax benefits of $107 million that, if recognized, would have a favorable impact on our tax expense of $78 million. We had accrued interest of $1 million as of December 31, 2025. If not favorably settled, $22 million of the unrecognized tax benefits and all the accrued interest would require the use of our cash. A summary of our unrecognized tax benefits and changes during the year follows:

(In millions)	2025	2024	2023
Balance at January 1	$98	$92	$87
Increases related to prior year tax positions	10	20	5
Decreases related to prior year tax positions	(2)	—	—
Settlements	(5)	—	(1)
Foreign currency impact	9	(14)	4
Increases related to current year tax positions	—	—	—
Lapse of statute of limitations	(3)	—	(3)
Balance at December 31	$107	$98	$92
We are open to examination in the U.S. from 2021 onward and in Germany from 2018 onward. Generally, for our remaining tax jurisdictions, years from 2020 onward are still open to examination.
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
We disagree with the IRS’s position as stated in the NOPA. We are currently challenging the proposed adjustment through established IRS administrative procedures and are engaging in settlement discussions with the IRS. If the income recognition associated with the transaction is disallowed in full or in part, we will not be able to use a portion of the deferred tax assets that we utilized to offset the related federal taxes and we will need to write-off those deferred tax assets. However, since our U.S. deferred tax assets are in a full valuation allowance as of December 31, 2025, any such write-off of deferred tax assets would not have a material impact on our results of operations.
We have concluded that no provision for tax in the U.S. is required on undistributed earnings and profits of our foreign subsidiaries because substantially all has been or will be reinvested in property, plant and equipment and working capital outside of the U.S. A foreign withholding tax charge would be required if these earnings and profits were distributed to the U.S. We estimate the foreign withholding tax charge to be approximately $100 million (net of foreign tax credits) using various assumptions. Future events, including changes in our business operations and tax law changes, could impact our current estimate.

In accordance with the adoption of ASU 2023-09, below is a summary of income taxes paid, net of refunds received, by jurisdiction for the year ended December 31, 2025:

(In millions)	2025
U.S. Federal	$9
U.S. state and local	8
Total U.S.	$17
Foreign
Brazil	32
China	28
Germany	15
Canada	14
Other	54
Total Foreign	$143
Total	$160
For the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, net cash payments for income taxes were $170 million and $200 million, respectively.
Note 8. Earnings per Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are calculated to reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock.
Basic and diluted earnings per common share are calculated as follows:

(In millions, except per share amounts)	2025	2024	2023
Earnings (loss) per share — basic:
Goodyear net income (loss)	$(1,721)	$46	$(729)
Weighted average shares outstanding	288	287	285
Earnings (loss) per common share — basic	$(5.99)	$0.16	$(2.56)

Earnings (loss) per share — diluted:
Goodyear net income (loss)	$(1,721)	$46	$(729)
Weighted average shares outstanding	288	287	285
Dilutive effect of stock options and other dilutive securities	—	1	—
Weighted average shares outstanding — diluted	288	288	285
Earnings (loss) per common share — diluted	$(5.99)	$0.16	$(2.56)
Weighted average shares outstanding — diluted for 2025 excludes approximately 3 million equivalent shares related to options with exercise prices greater than the average market price of our common shares (i.e., "underwater" options). There were approximately 1 million equivalent shares and 2 million equivalent shares related to underwater options for 2024 and 2023, respectively. Additionally, weighted average shares outstanding — diluted for 2025 also excludes approximately 2 million equivalent shares, related primarily to options with exercise prices less than the average market price of our common shares (i.e., "in-the-money" options) and unvested restricted stock units, as their inclusion would have been anti-dilutive due to the Goodyear net loss. There were approximately 2 million equivalent shares related to in-the-money options and unvested restricted stock units for 2023.
Note 9. Business Segments
Segment information reflects our strategic business units (“SBUs”), which are organized to meet customer requirements and global competition. For the year ended December 31, 2025, we operated our business through operating segments representing our regional tire businesses: Americas; Europe, Middle East and Africa; and Asia Pacific. Segment information is reported on the basis used for reporting to our Chief Executive Officer. Each of the SBUs is involved in the development, manufacture, distribution and sale of tires. Certain of the SBUs also provide related products and services, which include retreads and automotive and commercial truck maintenance and repair services.
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
The following tables present segment sales, significant segment expenses and operating income, and the reconciliation of segment operating income to Income (Loss) before Income Taxes:

	2025
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Net Sales	$10,768	$5,550	$1,962	$18,280
Less:
Cost of Goods Sold	8,659	4,606	1,497	14,762
Selling, Administrative and General Expense	1,403	855	265	2,523
Other income(1)	(29)	(25)	(8)	(62)
Segment Operating Income	$735	$114	$208	$1,057
Less:
Goodwill and Intangible Asset Impairments (Note 12)				674
Rationalizations (Note 4)				194
Interest expense (Note 5)				445
Other expense (Note 6)				288
Net (gains) loss on asset sales				(816)
Asset write-offs and accelerated depreciation, net (Note 4)				160
Corporate incentive compensation plans				69
Retained expenses of divested operations				13
Other(2)				163
Income (Loss) before Income Taxes				$(133)
(1) Primarily represents OTR transition license agreement royalty income, in addition to transition services income related to the sales of the OTR tire business and the Dunlop brand.
(2) Primarily represents unallocated corporate costs and the elimination of royalty and other income attributable to the strategic business units ("SBUs"). Other also includes $15 million of costs related to the Goodyear Forward plan, primarily related to third-party consulting fees.

	2024
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Net Sales	$11,033	$5,425	$2,420	$18,878
Less:
Cost of Goods Sold	8,758	4,488	1,840	15,086
Selling, Administrative and General Expense	1,357	848	304	2,509
Other income(1)	(15)	(3)	(1)	(19)
Segment Operating Income	$933	$92	$277	$1,302
Less:
Goodwill and Intangible Asset Impairments (Note 12)				125
Rationalizations (Note 4)				86
Interest expense (Note 5)				522
Other expense (Note 6)				134
Net (gains) loss on asset sales				(93)
Asset write-offs and accelerated depreciation, net (Note 4)				146
Corporate incentive compensation plans				62
Retained expenses of divested operations				15
Other(2)				175
Income (Loss) before Income Taxes				$130
(1) Primarily represents royalty income attributable to the SBUs.
(2) Primarily represents unallocated corporate costs and the elimination of royalty income attributable to the SBUs. Other also includes $105 million of costs related to the Goodyear Forward plan, primarily related to third-party consulting fees.

	2023
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Net Sales	$11,993	$5,606	$2,467	$20,066
Less:
Cost of Goods Sold	9,828	4,761	1,925	16,514
Selling, Administrative and General Expense	1,440	855	341	2,636
Other income(1)	(24)	(2)	(1)	(27)
Segment Operating Income	$749	$(8)	$202	$943
Less:
Goodwill and Intangible Asset Impairments (Note 12)				230
Rationalizations (Note 4)				502
Interest expense (Note 5)				532
Other expense (Note 6)				231
Net (gains) loss on asset sales				(104)
Asset write-offs and accelerated depreciation, net (Note 4)				36
Corporate incentive compensation plans				70
Retained expenses of divested operations				18
Other(2)				149
Loss before Income Taxes				$(721)
(1) Primarily represents royalty income attributable to the SBUs.
(2) Primarily represents unallocated corporate costs and the elimination of royalty income attributable to the SBUs.

The following table presents segment assets at December 31:

(In millions)	2025	2024
Assets
Americas	$10,275	$11,406
Europe, Middle East and Africa	4,878	4,514
Asia Pacific	2,166	2,610
Total Segment Assets	17,319	18,530
Corporate(1)	889	2,391
	$18,208	$20,921
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

(In millions)	2025	2024	2023
Net Sales
United States	$8,953	$9,083	$9,807
International	9,327	9,795	10,259
	$18,280	$18,878	$20,066

Long-Lived Assets
United States	$3,435	$3,688
China	645	676
Other international	3,763	3,718
	$7,843	$8,082
At December 31, 2025, significant concentrations of cash and cash equivalents held by our international subsidiaries included the following amounts:
•$296 million or 37% in EMEA, primarily Luxembourg and Belgium ($193 million or 24% at December 31, 2024),
•$206 million or 26% in Asia Pacific, primarily China, India and Taiwan ($242 million or 30% at December 31, 2024), and
•$204 million or 26% in Americas, primarily Brazil, Chile and Mexico ($199 million or 25% at December 31, 2024).
Goodwill and intangible asset impairment, as described in Note to the Consolidated Financial Statements No. 12, Goodwill and Intangible Assets; rationalizations, as described in Note to the Consolidated Financial Statements No. 4, Costs Associated with Rationalization Programs; net (gains) losses on asset sales, as described in Note to the Consolidated Financial Statements No. 2, Divestitures; and asset write-offs, accelerated depreciation and accelerated lease costs were not charged (credited) to the SBUs for performance evaluation purposes but were attributable to the SBUs as follows:

(In millions)	2025	2024	2023
Goodwill and Intangible Asset Impairment
Americas	$674	$125	$—
Europe, Middle East and Africa	—	—	230
Total Segment Goodwill and Intangible Asset Impairment	$674	$125	$230

(In millions)	2025	2024	2023
Rationalizations
Americas	$94	$23	$19
Europe, Middle East and Africa	87	36	409
Asia Pacific	—	13	25
Total Segment Rationalizations	$181	$72	$453
Corporate	13	14	49
	$194	$86	$502

(In millions)	2025	2024	2023
Net Gains on Asset Sales
Americas	$(16)	$(13)	$(104)
Europe, Middle East and Africa	—	(79)	—
Asia Pacific	(55)	(1)	—
Total Segment Gains on Asset Sales	$(71)	$(93)	$(104)
Corporate	(745)	—	—
	$(816)	$(93)	$(104)

(In millions)	2025	2024	2023
Asset Write-Offs, Accelerated Depreciation, and Accelerated Lease Costs, net
Americas	$71	$14	$19
Europe, Middle East and Africa	83	68	17
Asia Pacific	6	44	—
Total Segment Asset Write-Offs, Accelerated Depreciation, and Accelerated Lease Costs, net	$160	$126	$36
Corporate	—	20	—
	$160	$146	$36
The following tables present segment capital expenditures and depreciation and amortization:

(In millions)	2025	2024	2023
Capital Expenditures
Americas	$579	$790	$638
Europe, Middle East and Africa	160	257	255
Asia Pacific	83	113	126
Total Segment Capital Expenditures	$822	$1,160	$1,019
Corporate	4	28	31
	$826	$1,188	$1,050

(In millions)	2025	2024	2023
Depreciation and Amortization
Americas	$605	$579	$580
Europe, Middle East and Africa	284	277	239
Asia Pacific	119	153	141
Total Segment Depreciation and Amortization	$1,008	$1,009	$960
Corporate	37	40	41
	$1,045	$1,049	$1,001
The following table presents segment equity in the net (income) loss of investees accounted for by the equity method:

(In millions)	2025	2024	2023
Equity in (Income) Loss
Americas	$32	$27	$15
Europe, Middle East and Africa	(1)	(1)	(1)
Asia Pacific	(14)	(8)	(16)
Total Segment Equity in (Income) Loss	$17	$18	$(2)

Note 10. Accounts Receivable

(In millions)	December 31, 2025	December 31, 2024
Accounts receivable	$2,430	$2,566
Allowance for doubtful accounts	(89)	(84)
	$2,341	$2,482
Note 11. Inventories

(In millions)	December 31, 2025	December 31, 2024
Raw materials	$616	$728
Work in process	195	207
Finished goods	2,761	2,619
	$3,572	$3,554
Note 12. Goodwill and Intangible Assets
The following table presents the net carrying amount of goodwill allocated by segment and changes during 2025:

(In millions)	Balance at December 31, 2024	Acquisitions	Divestitures(1)	Impairment	Translation	Balance at December 31, 2025
Americas	$715	$—	$(41)	$(674)	$—	$—
Asia Pacific	41	—	—	—	1	42
	$756	$—	$(41)	$(674)	$1	$42
(1)The amounts reflect the goodwill allocated to the sale of the Chemical Business.
The following table presents the net carrying amount of goodwill allocated by segment and changes during 2024:

(In millions)	Balance at December 31, 2023	Acquisitions	Divestitures(1)	Impairment	Translation	Balance at December 31, 2024
Americas	$724	$—	$(9)	$—	$—	$715
Asia Pacific	57	—	(13)	—	(3)	41
	$781	$—	$(22)	$—	$(3)	$756
(1)The amounts reflect the goodwill allocated to the sale of the OTR tire business.

The following table presents information about intangible assets at December 31:

	2025			2024
(In millions)	Gross Carrying Amount(1)	Accumulated Amortization /Impairment Charges / Divestitures(1)(2)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization /Impairment Charges / Divestitures(1)(3)	Net Carrying Amount
Intangible assets with indefinite lives	$555	$(116)	$439	$680	$(131)	$549
Customer relationships	350	(138)	212	350	(108)	242
Other intangible assets	30	(23)	7	30	(25)	5
Trademarks and patents	29	(24)	5	29	(20)	9
	$964	$(301)	$663	$1,089	$(284)	$805
(1)Includes impact of foreign currency translation.
(2)Includes impact of the sale of the rights to use the Dunlop brand name and related trademarks, previously included as intangible assets with indefinite lives.
(3)Includes impact of the impairment recognized during 2024 against the intangible assets with indefinite lives related to the acquisition of Cooper Tire of $125 million.
Intangible assets are primarily comprised of rights to use the Cooper brand names and related trademarks, Cooper Tire customer relationships, and certain other brand names and trademarks.
Amortization expense for intangible assets totaled $30 million in 2025, $32 million in 2024, and $33 million in 2023. We estimate that annual amortization expense related to intangible assets will be $30 million in 2026, and an average of $27 million in 2027 through 2030.
During the third quarter of 2025, we experienced continued industry disruption in Americas, which resulted in a reduction in our near-term and long-term outlook. We also experienced a decline in our market capitalization as a result of a decrease in our stock price. Our stock price has a history of volatility; however, given the decrease was sustained throughout the quarter, combined with the reduction in outlook, we viewed these events as triggering events and performed a quantitative analysis of the fair value of the North America reporting unit in our Americas segment as of September 30, 2025. We determined the estimated fair value of our North America reporting unit based on a discounted cash flow model. The most critical assumptions used in the calculation of the fair value of our North America reporting unit are the projected revenue, projected operating margin and discount rate. Based on our interim impairment test, we determined the fair value of the North America reporting unit was less than its carrying value, which resulted in a full goodwill impairment and a non-cash charge of $674 million during the third quarter of 2025.
During the third quarter of 2025, after evaluating macroeconomic conditions and our current and future results of operations, including current results for our Asia Pacific business and brands associated with our indefinite-lived intangible assets, we concluded that there were no triggering events and it was not more likely than not that the fair values of our reporting unit within our Asia Pacific segment or our indefinite-lived intangible assets recorded within our Americas and Asia Pacific segments were less than their respective carrying values and, therefore, did not have any impairment of those assets.
As part of our annual impairment analysis as of October 31, 2025, we completed a qualitative impairment analysis of our Asia Pacific reporting unit. After considering the results of our most recent quantitative annual testing, the capital markets environment, macroeconomic conditions, tire industry competition and trends, our results of operations, and other factors, we concluded that it was not more likely than not that the fair value of our Asia Pacific reporting unit was less than the carrying value.
As part of our annual impairment analysis as of October 31, 2025, we completed a quantitative impairment analysis of our indefinite-lived intangible assets to determine if their fair values were less than their carrying amounts. Based on the results of the quantitative impairment assessments, the Company determined that no impairment was required as the estimated fair values of our indefinite-lived intangible assets exceeded or approximated their respective carrying values. We identified $435 million of indefinite-lived intangible assets related to the Cooper Tire acquisition for which the estimated fair values approximated their respective carrying values. We determined the fair value of the indefinite-lived intangible assets using the relief-from-royalty method, which calculates the cost savings associated with owning rather than licensing the assets. The most critical assumptions used in the calculation of the fair value are projected revenue, discount rate and royalty rate. The fair value of the indefinite-lived intangible assets is sensitive to differences between estimated and actual revenue, including changes in the discount rate and royalty rate used to evaluate the fair value of these assets. Although we believe our estimate of fair value is reasonable, the indefinite-lived intangible asset performance is dependent on our ability to execute our business plan. If our future financial performance falls below our expectations, or there are adverse revisions to significant assumptions, including projected revenues, discount rates or royalty rates, this could be indicative that the fair values of these indefinite-lived intangible assets has declined below their carrying values, and therefore we may need to record a material, non-cash impairment charge in a future period.
We assessed the period from October 31, 2025 to December 31, 2025 and determined there were no factors that caused us to change our conclusions as of October 31, 2025. Future changes in the judgments, assumptions and estimates that are used in our impairment testing for indefinite-lived intangible assets, including discount rates, royalty rates and cash flow projections, could result in significantly different estimates of the fair values. A significant reduction in the estimated fair values could result in additional impairment charges that could adversely affect our results of operations.
Note 13. Other Assets and Investments
Dividends received from our consolidated subsidiaries were $117 million, $131 million and $150 million in 2025, 2024 and 2023, respectively. Dividends received in 2025 were primarily from Singapore, Canada and Mexico and paid to the United States. Dividends received in 2024 and 2023 were primarily from Brazil, Mexico, Singapore and Canada and paid to the United States. Dividends received from our affiliates accounted for using the equity method were $33 million, $7 million and $19 million in 2025, 2024 and 2023, respectively.
Investment in TireHub
The carrying value of our net investment in TireHub was $44 million and $110 million, which includes an outstanding loan receivable of $103 million and $119 million, at December 31, 2025 and 2024, respectively, and was included in Other Assets on our Consolidated Balance Sheets. Our investment in TireHub is accounted for under the equity method of accounting and, as such, includes our 50% share of the net income (losses) of TireHub, which was a net loss of $41 million and $35 million in 2025 and 2024, respectively.
Investment in ACTR Company Limited
We own a 35% equity interest in ACTR Company Limited, a tire manufacturing joint venture in Vietnam, valued at $74 million and $84 million at December 31, 2025 and 2024, respectively. Our investment in ACTR is accounted for under the equity method of accounting and, as such, includes our 35% share of the net income of ACTR, which totaled $14 million and $8 million in 2025 and 2024, respectively.
Note 14. Property, Plant and Equipment

	December 31, 2025			December 31, 2024
(In millions)	Owned	Finance Leases	Total	Owned	Finance Leases	Total
Property, plant and equipment:
Land	$429	$1	$430	$444	$1	$445
Buildings	2,737	221	2,958	2,687	215	2,902
Machinery and equipment	15,285	77	15,362	15,234	69	15,303
Construction in progress	1,150	—	1,150	1,300	—	1,300
	19,601	299	19,900	19,665	285	19,950
Accumulated depreciation	(12,285)	(105)	(12,390)	(12,123)	(89)	(12,212)
	7,316	194	7,510	7,542	196	7,738
Spare parts	333	—	333	344	—	344
	$7,649	$194	$7,843	$7,886	$196	$8,082
The range of useful lives of property used in arriving at the annual amount of depreciation is as follows: buildings and improvements, 3 to 45 years; and machinery and equipment, 3 to 40 years.

Note 15. Leases
The components of lease expense included in Income (Loss) before Income Taxes for the years ended December 31, 2025, 2024 and 2023 are as follows:

(In millions)	2025	2024	2023
Operating Lease Expense	$318	$326	$302
Finance Lease Expense:
Amortization of ROU assets	13	12	12
Interest on lease liabilities	21	21	20
Short Term Lease Expense	13	11	11
Variable Lease Expense	3	5	3
Sublease Income	(9)	(9)	(10)
Total Lease Expense	$359	$366	$338
Supplemental cash flow information related to leases for the years ended December 31, 2025, 2024 and 2023 is as follows:

(In millions)	2025	2024	2023
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating Cash Flows for Operating Leases	$287	$277	$278
Operating Cash Flows for Finance Leases	21	21	20
Financing Cash Flows for Finance Leases	11	10	8
ROU Assets Obtained in Exchange for Lease Obligations
Operating Leases	155	223	218
Finance Leases	2	2	17

Supplemental balance sheet information related to leases as of December 31, 2025 and 2024 is as follows:

(In millions, except lease term and discount rate)	2025	2024
Operating Leases
Operating Lease ROU Assets	$998	$951

Operating Lease Liabilities due Within One Year	$196	$200
Operating Lease Liabilities	862	804
Total Operating Lease Liabilities	$1,058	$1,004

Finance Leases
Property, Plant and Equipment, at cost	$299	$285
Accumulated Depreciation	(105)	(89)
Property, Plant and Equipment, net	$194	$196

Long Term Debt and Finance Leases due Within One Year	$11	$10
Long Term Debt and Finance Leases	250	251
Total Finance Lease Liabilities	$261	$261

Weighted Average Remaining Lease Term (years)
Operating Leases	8.7	6.9
Finance Leases	26.3	27.1

Weighted Average Discount Rate
Operating Leases	7.75%	7.45%
Finance Leases	8.26%	8.23%
Future maturities of our lease liabilities, excluding subleases, as of December 31, 2025 are as follows:

(In millions)	Operating Leases	Finance Leases
2026	$264	$30
2027	226	29
2028	178	28
2029	144	30
2030	120	25
Thereafter	487	568
Total Lease Payments	1,419	710
Less: Imputed Interest	361	449
Total	$1,058	$261
As of December 31, 2025, we have additional operating and finance leases that have not yet commenced for which the present value of lease payments over the respective lease terms totals $76 million. Accordingly, these leases are not recorded on the Consolidated Balance Sheets at December 31, 2025. These leases will commence in 2027 with lease terms of 12 to 30 years.
Note 16. Financing Arrangements and Derivative Financial Instruments
At December 31, 2025, we had total credit arrangements of $10,525 million, of which $4,421 million were unused. At that date, approximately 20% of our debt was at variable interest rates averaging 7.06%.

Notes Payable and Overdrafts, Long Term Debt and Finance Leases due Within One Year and Short Term Financing Arrangements
At December 31, 2025, we had short term committed and uncommitted credit arrangements totaling $818 million, of which $276 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.
The following table presents amounts due within one year:

(In millions)	December 31, 2025	December 31, 2024
Chinese credit facilities	$42	$66
Other foreign and domestic debt	464	492
Notes Payable and Overdrafts	$506	$558
Weighted average interest rate	7.62%	8.00%

Chinese credit facilities	$48	$81
Mexican credit facility	200	—
9.5% Notes due 2025	—	500
Other foreign and domestic debt (including finance leases)	116	251
Long Term Debt and Finance Leases due Within One Year	$364	$832
Weighted average interest rate	5.07%	8.46%
Total obligations due within one year	$870	$1,390
Long Term Debt and Finance Leases and Financing Arrangements
At December 31, 2025, we had long term credit arrangements totaling $9,707 million, of which $4,145 million were unused.

The following table presents long term debt and finance leases, net of unamortized discounts, and interest rates:

	December 31, 2025		December 31, 2024
(In millions)	Amount	Interest Rate	Amount	Interest Rate
Notes:
9.5% due 2025	$—		$500
5% due 2026	—		900
4.875% due 2027	700		700
7.625% due 2027	121		124
7% due 2028	150		150
2.75% Euro Notes due 2028	470		416
5% due 2029	850		850
6.625% due 2030	500		—
5.25% due April 2031	550		550
5.25% due July 2031	600		600
5.625% due 2033	450		450
Credit Facilities:
First lien revolving credit facility due 2030	—	—%	700	5.86%
European revolving credit facility due 2028	—	—	—	—
Pan-European accounts receivable facility	292	3.86%	227	4.83%
Mexican credit facility	200	5.99%	200	7.36%
Chinese credit facilities	150	1.69%	147	2.50%
Other foreign and domestic debt(1)	424	8.32%	480	7.39%
	5,457		6,994
Unamortized deferred financing fees	(26)		(31)
	5,431		6,963
Finance lease obligations(2)	261		261
	5,692		7,224
Less portion due within one year	(364)		(832)
	$5,328		$6,392
(1)Interest rates are weighted average interest rates related to various foreign credit facilities with customary terms and conditions.
(2)Includes non-cash financing additions of $2 million during the twelve month period ended December 31, 2025 and 2024.
NOTES
$500 million 9.5% Senior Notes due 2025
On February 19, 2025, we redeemed our remaining $500 million 9.5% senior notes due 2025 at redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest.
$900 million 5% Senior Notes due 2026
On June 30, 2025, we redeemed $400 million of our 5% senior notes due 2026 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest. On July 3, 2025, we redeemed the remaining $500 million of our 5% senior notes due 2026 at redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest.
$700 million 4.875% Senior Notes due 2027
At December 31, 2025, $700 million aggregate principal amount of 4.875% senior notes due 2027 were outstanding. These notes were sold at 100% of the principal amount and will mature on March 15, 2027. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. first lien revolving credit facility described below.

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
$117 million 7.625% Senior Notes due 2027
Following the Cooper Tire acquisition and at December 31, 2025, $117 million aggregate principal amount of 7.625% senior notes due 2027 were outstanding. These notes also included a $19 million fair value step-up, which is being amortized against interest expense over the remaining life of the notes. Amortization since the Cooper Tire acquisition was approximately $15 million. These notes are unsecured senior obligations and will mature on March 15, 2027. These notes are not redeemable prior to maturity.
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
$150 million 7% Senior Notes due 2028
At December 31, 2025, $150 million aggregate principal amount of 7% notes due 2028 were outstanding. These notes are unsecured senior obligations and will mature on March 15, 2028.
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
€400 million 2.75% Senior Notes due 2028 of GEBV
At December 31, 2025, €400 million aggregate principal amount of Goodyear Europe B.V. ("GEBV") 2.75% senior notes due 2028 were outstanding. These notes were sold at 100% of the principal amount and will mature on August 15, 2028. These notes are unsecured senior obligations of GEBV and are guaranteed, on an unsecured senior basis, by the Company and our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. first lien revolving credit facility described below.
We have the option to redeem these notes, in whole or in part, at any time on or after August 15, 2025 at a redemption price of 100.688% and 100% during the 12-month periods commencing on August 15, 2025, and 2026 and thereafter, respectively, plus accrued and unpaid interest to the redemption date.
The indenture for these notes includes covenants that are substantially similar to those contained in the indenture governing our 4.875% senior notes due 2027, described above.
$850 million 5% Senior Notes due 2029
At December 31, 2025, $850 million aggregate principal amount of 5% senior notes due 2029 were outstanding. These notes were sold at 100% of the principal amount and will mature on July 15, 2029. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. first lien revolving credit facility described below.
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
$550 million 5.25% Senior Notes due April 2031
At December 31, 2025, $550 million aggregate principal amount of 5.25% senior notes due April 2031 were outstanding. These notes were sold at 100% of the principal amount and will mature on April 30, 2031. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. first lien revolving credit facility described below.
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
$600 million 5.25% Senior Notes due July 2031
At December 31, 2025, $600 million aggregate principal amount of 5.25% senior notes due July 2031 were outstanding. These notes were sold at 100% of the principal amount and will mature on July 15, 2031. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. first lien revolving credit facility described below.
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
$450 million 5.625% Senior Notes due 2033
At December 31, 2025, $450 million aggregate principal amount of 5.625% senior notes due 2033 were outstanding. These notes were sold at 100% of the principal amount and will mature on April 30, 2033. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. first lien revolving credit facility described below.
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
Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under the facility and our subsidiaries' obligations under the related guarantees are secured by first priority security interests in collateral that includes, subject to certain exceptions:
•U.S. and Canadian accounts receivable and inventory;
•certain of our U.S. manufacturing facilities;
•equity interests in our U.S. subsidiaries and up to 65% of the voting equity interests in most of our directly owned foreign subsidiaries; and
•substantially all other tangible and intangible assets, including equipment, contract rights and intellectual property.
Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the greater of 50% of the appraised value, if any, of our principal trademarks or $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion. As of December 31, 2025, our borrowing base was above the facility's stated amount of $2.75 billion.
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
At December 31, 2025, we had no borrowings and $1 million of letters of credit issued under the revolving credit facility. At December 31, 2024, we had $700 million of borrowings and $1 million of letters of credit issued under the revolving credit facility.

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
GEBV and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany provide guarantees to support the facility. GEBV’s obligations under the facility and the obligations of its subsidiaries under the related guarantees are secured by security interests in collateral that includes, subject to certain exceptions:
•the capital stock of the principal subsidiaries of GEBV; and
•a substantial portion of the tangible and intangible assets of GEBV and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany, including real property, equipment, inventory, contract rights, intercompany receivables and cash accounts, but excluding accounts receivable and certain cash accounts in subsidiaries that are or may become parties to securitization or factoring transactions.
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
At December 31, 2025 and 2024, we had no borrowings and no letters of credit outstanding under the European revolving credit facility.
Accounts Receivable Securitization Facilities (On-Balance Sheet)
On October 10, 2025, GEBV and certain other of our European subsidiaries amended and restated our pan-European accounts receivable securitization facility. The principal change to the facility was the extension of its maturity from October 19, 2027 to October 18, 2032. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €30 million and not more than €450 million. For the period from October 2025 through October 2027, the designated maximum amount of the facility is €300 million.
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

At December 31, 2025, the amounts available and utilized under this program totaled $292 million (€249 million). At December 31, 2024, the amounts available and utilized under this program totaled $227 million (€218 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At December 31, 2025, the gross amount of receivables sold was $892 million, compared to $773 million at December 31, 2024.
Supplier Financing
We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under these programs. Agreements for such supplier financing programs totaled up to $876 million and $775 million at December 31, 2025 and 2024, respectively. The amounts confirmed to the financial institutions were $551 million and $604 million at December 31, 2025 and 2024, respectively, and are included in Accounts Payable — Trade in our Consolidated Balance Sheets. All activity related to these obligations is presented within operating activities on the Consolidated Statements of Cash Flows.
The following table represents the change in the balance of the supplier financing arrangements during the year ended December 31:

(In millions)	2025
Balance at January 1	$604
Amounts added to the program	1,778
Amounts settled	(1,849)
Translation	18
Balance at December 31	$551
Other Foreign Credit Facilities
A Mexican subsidiary and a U.S. subsidiary have a revolving credit facility in Mexico. At December 31, 2025 and 2024, the amounts available and utilized under this facility were $200 million. The facility ultimately matures on November 22, 2026, has covenants relating to the Mexican and U.S. subsidiaries, and has customary representations and warranties and defaults relating to the Mexican and U.S. subsidiaries' ability to perform their respective obligations under the facility.
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
The following table presents the total amounts available and utilized under the Chinese financing arrangements:

(In millions)	December 31, 2025	December 31, 2024
Total available	$854	$817
Amounts utilized:
Notes Payable and Overdrafts	$42	$66
Long Term Debt due Within One Year	48	81
Long Term Debt	102	66
Letters of credit, bank acceptances and other utilization	131	104
Total utilized	$323	$317

Maturities	1/26-7/27	1/25-8/28

Certain of these facilities can only be used to finance the expansion of our manufacturing facilities in China. As of December 31, 2025, these arrangements had been paid in full. As of December 31, 2024, the unused amounts available under these facilities were $31 million.
Debt Maturities
The annual aggregate maturities of our debt (excluding the impact of deferred financing fees, unamortized discounts and the fair value step-up related to the Cooper Tire acquisition), finance leases and notes payable and overdrafts for the five years subsequent to December 31, 2025 are presented below. Maturities of credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

(In millions)	2026	2027	2028	2029	2030
U.S.	$3	$821	$150	$850	$500
Foreign	1,180	214	652	14	6
	$1,183	$1,035	$802	$864	$506
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
The following table presents the fair values for foreign currency hedge contracts that do not meet the criteria to be accounted for as cash flow hedging instruments:

(In millions)	December 31, 2025	December 31, 2024
Fair Values — Current asset (liability):
Accounts receivable	$6	$28
Other current liabilities	(30)	(3)
At December 31, 2025 and 2024, these outstanding foreign currency derivatives had notional amounts of $1,942 million and $1,779 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction losses on derivatives of $92 million in 2025 and net transaction gains on derivatives of $76 million in 2024. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.
At December 31, 2025 and 2024, we did not have any open foreign currency hedge contracts that meet the criteria to be accounted for as cash flow hedging instruments.
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
The following table presents the classification of changes in fair values of foreign currency contracts that meet the criteria to be accounted for as cash flow hedging instruments (before tax and minority):

	Year Ended December 31,
(In millions)	2025	2024	2023
Amount of gains (losses) deferred to AOCL	$—	$—	$(5)
Reclassification adjustment for amounts recognized in CGS	—	(1)	4

No net deferred losses at December 31, 2025 are expected to be reclassified to earnings within the next twelve months.
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
Note 17. Fair Value Measurements
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheet at December 31:

	Total Carrying Value in the Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2025	2024	2025	2024	2025	2024	2025	2024
Assets:
Investments	$13	$16	$13	$16	$—	$—	$—	$—
Foreign Exchange Contracts	6	28	—	—	6	28	—	—
Total Assets at Fair Value	$19	$44	$13	$16	$6	$28	$—	$—
Liabilities:
Foreign Exchange Contracts	$30	$3	$—	$—	$30	$3	$—	$—
Total Liabilities at Fair Value	$30	$3	$—	$—	$30	$3	$—	$—
The following table presents information about long term fixed rate and variable rate debt, excluding finance leases, at December 31:

(In millions)	December 31, 2025	December 31, 2024
Fixed Rate Debt(1):
Carrying amount — liability	$4,496	$5,367
Fair value — liability	4,422	5,076
Variable Rate Debt(1):
Carrying amount — liability	$935	$1,600
Fair value — liability	935	1,590
(1)Excludes Notes Payable and Overdrafts of $506 million and $558 million at December 31, 2025 and 2024, respectively, of which $216 million and $241 million, respectively, are at fixed rates and $290 million and $317 million, respectively, are at variable rates. The carrying value of Notes Payable and Overdrafts approximates fair value due to the short term nature of the facilities.
Long term debt with fair values of $4,291 million and $4,921 million at December 31, 2025 and 2024, respectively, were estimated using quoted Level 1 market prices. The carrying value of the remaining debt approximates fair value since the terms of the financing arrangements are similar to terms that could be obtained under current lending market conditions.

Note 18. Pension, Savings and Other Postretirement Benefit Plans
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
During 2025, we recognized pension settlement charges of $201 million in Other (Income) Expense. The settlement charges resulted from total lump sum payments exceeding annual service and interest cost of the applicable plans, primarily related to the offer of lump sum payments over a limited time to certain active and former employees in the U.S. defined benefit pension plans and the purchase of a group annuity contract for certain former employees in the U.S. hourly defined benefit pension plan. A total of $126 million in payments related to the offer of lump sum payments and $142 million for the purchase of a group annuity contract were made from existing plan assets during 2025. In addition, net termination benefits/curtailment charges of $4 million and $1 million were recorded related to the exit of employees under approved rationalization plans and the sale of the OTR tire business, respectively.
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
During 2023, we recognized pension settlement charges of $40 million in Other (Income) Expense, primarily related to the settlement of all plan benefits of the Cooper Tire U.S. salaried defined benefit pension plan with lump sum payments to electing participants and the purchase of a group annuity contract. After settlement, excess plan assets of $18 million were used to fund obligations associated with our U.S. salaried defined contribution savings plan. During 2023, we recognized termination benefits charges of $1 million in Rationalizations related to the closure of our Fulda, Germany tire manufacturing facility.
Our U.K. pension plan obligations include approximately $27 million at December 31, 2025, to recognize the impact to our plans from court rulings in 2018 and later, involving a plan with similar features to ours that was sponsored by another company, that required equal guaranteed minimum pension benefits for males and females. The total amount recognized includes an estimated $7 million related to benefits for certain participants that are still subject to finalization of plan amendments. These amounts have been recognized in AOCL, including $1 million of actuarial losses in both 2025 and 2024, from agreements with the plan trustees on implementation of changes for certain participants in our U.K. pension plans.

Total benefits cost (credit) and amounts recognized in other comprehensive (income) loss follows:

	Pension Plans
	U.S.			Non-U.S.			Other Postretirement Benefits
(In millions)	2025	2024	2023	2025	2024	2023	2025	2024	2023
Benefits cost (credit):
Service cost	$6	$7	$8	$15	$19	$18	$1	$2	$2
Interest cost	158	174	195	103	105	108	13	15	16
Expected return on plan assets	(198)	(208)	(231)	(93)	(91)	(92)	—	—	—
Amortization of prior service cost (credit)	—	—	—	2	2	2	(7)	(2)	(1)
Amortization of net losses (gains)	94	97	98	21	20	16	(8)	(9)	(9)
Net periodic cost (credit)	$60	$70	$70	$48	$55	$52	$(1)	$6	$8
Net curtailments/settlements/termination benefits	208	(3)	34	(1)	—	7	(1)	—	—
Total benefits cost (credit)	$268	$67	$104	$47	$55	$59	$(2)	$6	$8
Recognized in other comprehensive (income) loss before tax and minority:
Prior service cost (credit) from plan amendments	$—	$(3)	$—	$—	$—	$—	$—	$(28)	$—
Increase (decrease) in net actuarial losses	54	40	40	30	(15)	120	2	(9)	1
Amortization of prior service credit (cost) in net periodic cost	—	—	—	(2)	(2)	(2)	7	3	1
Amortization of net (losses) gains in net periodic cost	(94)	(97)	(98)	(20)	(20)	(16)	8	8	9
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures	(201)	3	(34)	2	—	(13)	—	—	—
Total recognized in other comprehensive (income) loss before tax and minority	$(241)	$(57)	$(92)	$10	$(37)	$89	$17	$(26)	$11
Total recognized in total benefits cost (credit) and other comprehensive loss (income) before tax and minority	$27	$10	$12	$57	$18	$148	$15	$(20)	$19
Service cost is recorded in CGS or SAG. Other components of net periodic cost are recorded in Other (Income) Expense. Net curtailments, settlements and termination benefits are recorded in Other (Income) Expense or Rationalizations if related to a rationalization plan.
We use the fair value of pension assets in the calculation of pension expense for all plans.

Total benefits (credit) cost for our other postretirement benefits was $(3) million, $3 million and $5 million for our U.S. plans in 2025, 2024 and 2023, respectively, and $1 million, $3 million and $3 million for our non-U.S. plans in 2025, 2024 and 2023, respectively.
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
The change in benefit obligation and plan assets for 2025 and 2024 and the amounts recognized in our Consolidated Balance Sheets at December 31, 2025 and 2024 are as follows:

	Pension Plans
	U.S.		Non-U.S.		Other Postretirement Benefits
(In millions)	2025	2024	2025	2024	2025	2024
Change in benefit obligation:
Beginning balance	$(3,380)	$(3,659)	$(2,111)	$(2,392)	$(232)	$(287)
Service cost — benefits earned	(6)	(7)	(15)	(19)	(1)	(2)
Interest cost	(158)	(174)	(103)	(105)	(13)	(15)
Plan amendments	—	3	—	—	—	28
Actuarial (loss) gain	(96)	107	48	131	(4)	11
Participant contributions	—	—	(2)	(3)	(6)	(6)
Curtailments/settlements/ termination benefits	369	13	4	12	1	—
Divestitures	—	—	9	—	—	—
Foreign currency translation	—	—	(166)	105	(6)	8
Benefit payments	307	337	157	160	30	31
Ending balance	$(2,964)	$(3,380)	$(2,179)	$(2,111)	$(231)	$(232)
Change in plan assets:
Beginning balance	$3,447	$3,724	$1,906	$2,146	$—	$—
Actual return on plan assets	240	61	52	(49)	—	—
Company contributions to plan assets	—	(5)	24	31	—	—
Cash funding of direct participant payments	37	17	22	26	24	25
Participant contributions	—	—	2	3	6	6
Settlements	(376)	(13)	(5)	(12)	—	—
Divestitures	—	—	(14)	—	—	—
Foreign currency translation	—	—	134	(79)	—	—
Benefit payments	(307)	(337)	(157)	(160)	(30)	(31)
Ending balance	$3,041	$3,447	$1,964	$1,906	$—	$—
Funded status at end of year	$77	$67	$(215)	$(205)	$(231)	$(232)
Significant actuarial gains or losses related to changes in benefit obligations for 2025 and 2024 primarily resulted from changes in discount rates.
Other postretirement benefits unfunded status was $148 million and $153 million for our U.S. plans at December 31, 2025 and 2024, respectively, and $83 million and $79 million for our non-U.S. plans at December 31, 2025 and 2024, respectively.

The funded status at December 31 recognized in the Consolidated Balance Sheets consists of:

	Pension Plans				Other Postretirement Benefits
	U.S.		Non-U.S.
(In millions)	2025	2024	2025	2024	2025	2024
Noncurrent assets	$117	$140	$186	$182	$—	$—
Current liabilities	(4)	(38)	(24)	(25)	(21)	(22)
Noncurrent liabilities	(36)	(35)	(377)	(362)	(210)	(210)
Net amount recognized	$77	$67	$(215)	$(205)	$(231)	$(232)
The amounts recorded in AOCL at December 31, net of tax and minority interest, consist of:

	Pension Plans
	U.S.		Non-U.S.		Other Postretirement Benefits
(In millions)	2025	2024	2025	2024	2025	2024
Prior service cost (credit)	$—	$—	$17	$17	$(22)	$(29)
Net actuarial loss (gain)	1,449	1,690	502	492	(76)	(86)
Gross amount recorded	1,449	1,690	519	509	(98)	(115)
Deferred income taxes	118	118	(65)	(64)	5	4
Minority shareholders’ equity	—	—	(1)	(2)	—	—
Net amount recorded	$1,567	$1,808	$453	$443	$(93)	$(111)
The following table presents significant weighted average assumptions used to determine benefit obligations at December 31:

	Pension Plans		Other Postretirement Benefits
	2025	2024	2025	2024
Discount rate:
—U.S.	5.19%	5.55%	5.29%	5.62%
—Non-U.S.	5.03	4.88	6.29	6.32
Rate of compensation increase:
—U.S.	N/A	N/A	N/A	N/A
—Non-U.S.	2.86	2.85	N/A	N/A
The following table presents significant weighted average assumptions used to determine benefits cost for the years ended December 31:

	Pension Plans			Other Postretirement Benefits
	2025	2024	2023	2025	2024	2023
Discount rate for determining interest cost:
—U.S.	5.06%	5.07%	5.34%	5.29%	5.08%	5.37%
—Non-U.S.	4.90	4.19	4.72	7.32	8.04	7.64
Expected long term return on plan assets:
—U.S.	6.20	5.95	6.27	N/A	N/A	N/A
—Non-U.S.	5.21	4.63	4.79	N/A	N/A	N/A
Rate of compensation increase:
—U.S.	N/A	N/A	N/A	N/A	N/A	N/A
—Non-U.S.	2.85	2.82	2.84	N/A	N/A	N/A
For 2025, a weighted average discount rate of 5.06% was used to determine interest cost for the U.S. pension plans. This rate was derived from spot rates along a yield curve developed from a portfolio of corporate bonds from issuers rated AA or higher by established rating agencies as of December 31, 2024, applied to our expected benefit payment cash flows. For our non-U.S. locations, a weighted average discount rate of 4.90% was used. This rate was developed based on the nature of the liabilities and local environments, using available bond indices, yield curves, projected cash flows, and long term inflation.
For 2025, an assumed weighted average long term rate of return of 6.20% was used for the U.S. pension plans. In developing the long term rate of return, we evaluated input from our pension fund consultant on asset class return expectations, including determining the appropriate rate of return for our plans, which are substantially invested in fixed income securities. For our non-U.S. locations, an assumed weighted average long term rate of return of 5.21% was used. Input from local pension fund consultants concerning asset class return expectations and long term inflation form the basis of this assumption.
The U.S. pension plan mortality assumption is based on our actual historical experience or published actuarial tables, and expected future mortality improvements based on published actuarial tables. For our non-U.S. locations, mortality assumptions are based on published actuarial tables which include projections of future mortality improvements.
The following table presents estimated future benefit payments from the plans as of December 31, 2025. Benefit payments for other postretirement benefits are presented net of retiree contributions and Medicare Part D Subsidy Receipts:

	Pension Plans		Other Postretirement Benefits
(In millions)	U.S.	Non-U.S.
2026	$335	$164	$21
2027	305	153	20
2028	294	153	20
2029	289	160	20
2030	270	158	19
2031-2035	1,185	830	91
The following table presents selected information on our pension plans at December 31:

	U.S.		Non-U.S.
(In millions)	2025	2024	2025	2024
All plans:
Accumulated benefit obligation	$2,958	$3,374	$2,133	$2,062
Plans not fully-funded:
Projected benefit obligation	$208	$72	$545	$515
Accumulated benefit obligation	202	66	513	482
Fair value of plan assets	169	—	144	130
Certain non-U.S. subsidiaries maintain unfunded pension plans consistent with local practices and requirements. At December 31, 2025, these plans accounted for $187 million of our accumulated pension benefit obligation, $216 million of our projected pension benefit obligation, and $11 million of our AOCL adjustment. At December 31, 2024, these plans accounted for $168 million of our accumulated pension benefit obligation, $197 million of our projected pension benefit obligation, and $15 million of our AOCL adjustment.
We expect to contribute $25 million to $50 million to our funded pension plans in 2026.
Assumed health care cost trend rates at December 31 follow:

	2025	2024
Health care cost trend rate assumed for the next year	7.00%	6.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0	5.0
Year that the rate reaches the ultimate trend rate	2034	2031

Our pension plan weighted average investment allocation at December 31, by asset category, follows:

	U.S.		Non-U.S.
	2025	2024	2025	2024
Cash and short term securities	—%	—%	3%	2%
Equity securities	2	2	4	5
Debt securities	98	98	90	90
Alternatives	—	—	3	3
Total	100%	100%	100%	100%
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
The portfolio of our U.S. pension plan assets includes holdings of global high quality and high yield fixed income securities, short term interest bearing deposits, and private credit and equity securities. The target asset allocation of our U.S. pension plans is 94% in duration-matched fixed income securities and 6% in private credit and equity securities. Actual U.S. pension fund asset allocations are reviewed on a periodic basis and the pension funds are rebalanced to target ranges on an as needed basis.
The portfolios of our non-U.S. pension plans include holdings of global high quality and high yield fixed income securities, U.S. and non-U.S. equities, real estate funds, insurance contracts, repurchase agreements, and short term interest bearing deposits. The weighted average target asset allocation of the non-U.S. pension funds is approximately 90% in fixed income securities and 10% in cash, equities and real estate funds.

The fair values of our pension plan assets at December 31, 2025 by asset category are as follows:

	U.S.				Non-U.S
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Short Term Securities	$7	$—	$7	$—	$42	$39	$3	$—
Equity Securities
Common and Preferred Stock	—	—	—	—	1	1	—	—
Commingled Funds	—	—	—	—	7	7	—	—
Mutual Funds	—	—	—	—	29	29	—	—
Debt Securities
Corporate Bonds	1,886	—	1,886	—	194	—	194	—
Government Bonds	609	—	609	—	1,501	59	1,442	—
Repurchase Agreements	—	—	—	—	(366)	—	(366)	—
Asset Backed Securities	198	—	198	—	23	—	23	—
Commingled Funds	—	—	—	—	16	16	—	—
Mutual Funds	—	—	—	—	42	42	—	—
Alternatives
Commingled Funds	—	—	—	—	2	2	—	—
Insurance Contracts	1	—	—	1	24	—	—	24
Derivatives	9	—	9	—	8	—	8	—
Mutual Funds	—	—	—	—	7	7	—	—
Total Investments in the Fair Value Hierarchy	2,710	$—	$2,709	$1	1,530	$202	$1,304	$24
Investments Measured at Net Asset Value, as Practical Expedient:
Equity Securities
Commingled Funds	—				28
Mutual Funds	—				5
Partnership Interests	58				—
Debt Securities
Commingled Funds	56				336
Mutual Funds	14				39
Partnership Interests	120				5
Short Term Securities
Commingled Funds	88				25
Alternatives
Commingled Funds	—				22
Total Investments	3,046				1,990
Other	(5)				(26)
Total Plan Assets	$3,041				$1,964

The fair values of our pension plan assets at December 31, 2024 by asset category are as follows:

	U.S.				Non-U.S
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Short Term Securities	$3	$—	$3	$—	$34	$32	$2	$—
Equity Securities
Common and Preferred Stock	—	—	—	—	1	1	—	—
Commingled Funds	—	—	—	—	7	7	—	—
Mutual Funds	—	—	—	—	50	27	23	—
Debt Securities
Corporate Bonds	2,003	—	2,003	—	193	—	193	—
Government Bonds	654	—	654	—	1,475	54	1,421	—
Repurchase Agreements	—	—	—	—	(425)	—	(425)	—
Asset Backed Securities	193	—	193	—	17	—	17	—
Commingled Funds	—	—	—	—	16	16	—	—
Mutual Funds	—	—	—	—	38	38	—	—
Alternatives
Commingled Funds	—	—	—	—	1	1	—	—
Insurance Contracts	1	—	—	1	23	—	—	23
Derivatives	7	—	7	—	—	—	—	—
Mutual Funds	—	—	—	—	1	1	—	—
Total Investments in the Fair Value Hierarchy	2,861	$—	$2,860	$1	1,431	$177	$1,231	$23
Investments Measured at Net Asset Value, as Practical Expedient:
Equity Securities
Commingled Funds	—				31
Mutual Funds	—				4
Partnership Interests	77				—
Debt Securities
Commingled Funds	210				363
Mutual Funds	75				40
Partnership Interests	131				14
Short Term Securities
Commingled Funds	101				8
Alternatives
Commingled Funds	—				21
Partnership Interests	—				11
Total Investments	3,455				1,923
Other	(8)				(17)
Total Plan Assets	$3,447				$1,906

At December 31, 2025 and 2024, the Plans did not directly hold any of our common stock.
The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. Investments that are measured at Net Asset Value ("NAV") as a practical expedient to estimate fair value are not classified in the fair value hierarchy. Under the practical expedient approach, the NAV is based on the fair value of the underlying investments held by each fund less its liabilities. This practical expedient would not be used when it is determined to be probable that the fund will sell the investment for an amount different than the reported NAV. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to total plan assets. Valuation methodologies used for assets and liabilities measured at fair value are as follows:
•Cash and Short Term Securities: Cash and cash equivalents consist of U.S. and foreign currencies. Foreign currencies are reported in U.S. dollars based on currency exchange rates readily available in active markets. Short term securities held in commingled funds are valued at the NAV of units held at year end, as determined by the investment manager.
•Equity Securities: Common and preferred stock, which are held in non-U.S. companies, are valued at the closing price reported on the active market on which the individual securities are traded. Commingled funds are primarily valued at the NAV of units held at year end, as determined by a pricing vendor or the fund family. Mutual funds are valued at the NAV of shares held at year end, as determined by the closing price reported on the active market on which the individual securities are traded, or a pricing vendor or the fund family if an active market is not available. Partnership interests in private equity securities are priced based on valuations using the partnership’s latest available financial statements and the plan's percent ownership, adjusted for any cash transactions which occurred between the date of those financial statements and our year end.
•Debt Securities: Corporate and government bonds, including asset backed securities, are valued at the closing price reported on the active market on which the individual securities are traded, or based on institutional bid evaluations using proprietary models if an active market is not available. Repurchase agreements are valued at the contract price plus accrued interest. These secured borrowings are collateralized by government bonds held by the non-U.S. plans and have maturities less than one year. Commingled funds are primarily valued at the NAV of units held at year end, as determined by a pricing vendor or the fund family. Mutual funds are valued at the NAV of shares held at year end, as determined by the closing price reported on the active market on which the individual securities are traded, or a pricing vendor or the fund family if an active market is not available. Partnership interests in private credit securities are priced based on valuations using the partnership’s latest available financial statements and the plan's percent ownership, adjusted for any cash transactions which occurred between the date of those financial statements and our year end.
•Alternatives: Commingled and mutual funds, which primarily consist of real estate funds, are valued based on the NAV as determined by the fund manager using the most recent financial information available, or the closing price on the active market on which the individual securities are traded, if an active market is available. Partnership interests are invested in real estate and priced based on valuations using the partnership's latest available financial statements and the plan's percent ownership, adjusted for any cash transactions which occurred between the date of those financial statements and our year end. Other investments primarily include derivative financial instruments, which are valued using independent pricing sources which utilize industry standard derivative valuation models. Directed insurance contracts are valued as reported by the issuer, based on discounted cash flows using a weighted average discount rate of 3.1% and 3.2% at December 31, 2025 and 2024, respectively.
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

The following table sets forth a summary of changes in fair value of the non-U.S. pension plan insurance contracts classified as Level 3:

(In millions)	2025	2024
Balance, beginning of year	$23	$21
Purchases, sales, issuance and settlements (net)	—	2
Unrealized gains relating to instruments still held at the reporting date	(1)	1
Foreign currency translation	2	(1)
Balance, end of year	$24	$23
Savings Plans
Substantially all employees in the U.S. and employees of certain non-U.S. locations are eligible to participate in defined contribution savings plans. Expenses recognized for contributions to these plans were $118 million, $134 million and $131 million for 2025, 2024 and 2023, respectively.
Note 19. Stock Compensation Plans
Our stock compensation plans (collectively, the “Plans”) permit the grant of stock options, stock appreciation rights (“SARs”), performance share units, restricted stock, restricted stock units and other stock-based awards to employees and directors. Our current stock compensation plan, the 2022 Performance Plan, was adopted on April 11, 2022 and expires on February 28, 2032. A total of 33.4 million shares of our common stock may be issued in respect of grants made under the 2022 Performance Plan. Any shares of common stock that are subject to awards of stock options or SARs will be counted as one share for each share granted for purposes of the aggregate share limit and any shares of common stock that are subject to any other awards will be counted as two shares for each share granted for purposes of the aggregate share limit. In addition, shares of common stock that are subject to awards issued under the 2022 Performance Plan or certain prior Plans that expire according to their terms or are forfeited, terminated, canceled or surrendered or are settled, or can be paid, only in cash, or are surrendered in payment of taxes associated with such awards (other than stock options or SARs) will be available for issuance pursuant to a new award under the 2022 Performance Plan. Shares issued under our Plans are usually issued from shares of our common stock held in treasury.
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
The following table summarizes the activity related to options during 2025:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 1	3,837,588	$16.00
Options granted	—	—
Options exercised	(87,500)	10.12		—
Options expired	(312,718)	27.16
Options cancelled	(801,777)	11.98
Outstanding at December 31	2,635,593	15.67	3.3	—
Vested and expected to vest at December 31	2,635,593	15.67	3.3	—
Exercisable at December 31	2,635,593	15.67	3.3	—
Available for grant at December 31	23,537,236

In addition, the aggregate intrinsic value of options exercised in 2024 and 2023 was $0.5 million and $1 million, respectively.
Significant option groups outstanding at December 31, 2025 and related weighted average exercise price and remaining contractual term information follows:

Grant Date	Options Outstanding	Options Exercisable	Exercise Price	Remaining Contractual Term (Years)
2/25/2020	1,986,167	1,986,167	$10.12	4.16
2/27/2017	330,668	330,668	35.26	1.16
2/22/2016	315,602	315,602	29.90	0.15
All Other (1)	3,156	3,156
	2,635,593	2,635,593
(1)Options in the “All Other” category had exercise prices ranging from $27.49 to $32.72. The weighted average exercise price for options outstanding and exercisable in that category was $29.20 for both, while the remaining weighted average contractual term was 0.4 years for both.
Performance Share Units
Performance share units granted under the Plans are earned over a three-year period beginning January 1 of the year of grant. Total units earned for grants made in 2025, 2024 and 2023 may vary between 0% and 200% of the units granted based on the attainment of performance targets during the related three-year period and continued service. The performance targets are established by the Board of Directors. All of the units earned will be settled through the issuance of an equivalent number of shares of our common stock and are equity classified.
The following table summarizes the activity related to performance share units during 2025:

	Units	Weighted Average Grant Date Fair Value
Unvested at January 1	1,079,495	$11.51
Units granted	1,011,913	9.30
Units vested	(532,991)	10.93
Units forfeited	(366,646)	10.68
Unvested at December 31	1,191,771	9.64
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

The following table summarizes the activity related to restricted stock units during 2025:

	Units	Weighted Average Grant Date Fair Value
Unvested at January 1	2,579,631	$11.96
Units granted	2,284,462	9.64
Units vested	(1,198,894)	10.58
Units forfeited	(582,779)	10.87
Unvested at December 31	3,082,420	10.53
Units vested but not released	1,396,332	9.62
Outstanding at December 31	4,478,752	10.24
We measure the fair value of grants of restricted stock units based on the closing market price of a share of our common stock on the date of the grant.
Other Information
Stock-based compensation expense, cash payments made to settle SARs and cash received from the exercise of stock options follows:

(In millions)	2025	2024	2023
Stock-based compensation expense recognized	$23	$23	$19
Tax benefit	—	(5)	(4)
After-tax stock-based compensation expense	$23	$18	$15
Cash payments to settle SARs	$—	$—	$—
Cash received from stock option exercises	$1	$3	$3
As of December 31, 2025, unearned compensation cost related to the unvested portion of all stock-based awards was $18 million and is expected to be recognized over the remaining vesting period of the respective grants, through the fourth quarter of 2028.
Note 20. Commitments and Contingent Liabilities
Environmental Matters
We have recorded liabilities totaling $79 million and $81 million at December 31, 2025 and 2024, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $22 million and $24 million were included in Other Current Liabilities at December 31, 2025 and 2024, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
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
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $145 million and $158 million for anticipated costs related to workers’ compensation at December 31, 2025 and 2024, respectively. Of these amounts, $28 million and $31 million were included in Current Liabilities as part of Compensation and Benefits at December 31, 2025 and 2024, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At December 31, 2025 and 2024, the liability was discounted using a risk-free rate of return. At December 31, 2025, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $25 million.
General and Product Liability and Other Litigation
We have recorded liabilities for both asserted and unasserted claims totaling $417 million and $406 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at December 31, 2025 and 2024, respectively. Of these amounts, $66 million and $60 million were included in Other Current Liabilities at December 31, 2025 and 2024, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at December 31, 2025, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.
We have recorded an indemnification asset within Accounts Receivable of $3 million and within Other Assets of $2 million from Sumitomo Rubber Industries, Ltd.'s ("SRI") obligation to indemnify us for certain product liability claims related to products manufactured by a formerly consolidated joint venture entity, subject to certain caps and restrictions.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and federal courts. To date, we have disposed of approximately 167,000 claims by defending, obtaining a dismissal thereof, or entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled $597 million and $589 million through December 31, 2025 and 2024, respectively.
A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

(Dollars in millions)	2025	2024	2023
Pending claims, beginning of year	35,400	35,800	37,200
New claims filed during the year	800	900	900
Claims settled/dismissed	(5,800)	(1,300)	(2,300)
Pending claims, end of year	30,400	35,400	35,800
Payments(1)	$16	$14	$15
(1)Represents cash payments made during the period by us and our insurers on asbestos litigation defense and claim resolution.
We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $107 million and $115 million at December 31, 2025 and 2024, respectively. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future may result in an increase in the recorded obligation, and that increase could be significant.
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
We recorded an insurance receivable related to asbestos claims of $57 million and $63 million at December 31, 2025 and 2024, respectively. We expect that approximately 55% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $10 million and $11 million were included in Current Assets as part of Accounts Receivable at December 31, 2025 and December 31, 2024, respectively. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.
We believe that, at December 31, 2025, we had approximately $510 million in excess level policy limits applicable to indemnity and defense costs for asbestos products claims under coverage-in-place agreements. We also had additional unsettled excess level policy limits potentially applicable to such costs. In addition, we had coverage under certain primary policies for indemnity and defense costs for asbestos products claims under remaining aggregate limits pursuant to a coverage-in-place agreement, as well as coverage for indemnity and defense costs for asbestos premises claims pursuant to coverage-in-place agreements.
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
We disagree with the IRS’s position as stated in the NOPA. We are currently challenging the proposed adjustment through established IRS administrative procedures and are engaging in settlement discussions with the IRS. If the income recognition associated with the transaction is disallowed in full or in part, we will not be able to use a portion of the deferred tax assets that we utilized to offset the related federal taxes and we will need to write-off those deferred tax assets. However, since our U.S. deferred tax assets are in a full valuation allowance as of December 31, 2025, any such write-off of deferred tax assets would not have a material impact on our results of operations.
While the Company applies consistent transfer pricing policies and practices globally, support transfer prices through economic studies, seek advance pricing agreements and joint audits to the extent possible and believe our transfer prices to be appropriate, such transfer prices, and related interpretations of tax laws, are occasionally challenged by various taxing authorities globally. We have received various tax assessments challenging our interpretations of applicable tax laws in various jurisdictions. Although we believe we have complied with applicable tax laws, have strong positions and defenses and have historically been successful in defending such claims, our results of operations could be materially adversely affected in the case we are unsuccessful in the defense of existing or future claims.
Binding Commitments and Guarantees
At December 31, 2025, we had binding commitments for raw materials, capital expenditures, utilities and various other types of contracts totaling approximately $5.5 billion, of which approximately $4.0 billion relate to commitments on contracts that extend beyond 2026. These amounts include the take-or-pay minimum purchase requirement included within the Chemical Supply Agreement, which requires us to purchase minimum quantities of certain polymer chemical products on a quarterly basis for a period of fifteen (15) years subsequent to the sale of the Chemical Business on October 31, 2025. In addition, we have other contractual commitments, the amounts of which cannot be estimated, pursuant to certain long term agreements under which we will purchase varying amounts of certain raw materials and finished goods at agreed upon base prices that may be subject to periodic adjustments for changes in raw material costs and market price adjustments, in quantities that may be subject to periodic adjustments for changes in our or our suppliers' production levels, or at prices that are subject to change.
We have off-balance sheet financial guarantees and other commitments totaling $15 million and $29 million at December 31, 2025 and 2024, respectively. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. We generally do not receive a separate premium as consideration for, and do not require collateral in connection with, the issuance of these guarantees.
In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of $46 million to an insurance company related to SRI's obligation to pay certain outstanding workers' compensation claims of a formerly consolidated joint venture entity. As of December 31, 2025, this guarantee amount has been reduced to $15 million. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to continue to decrease over time as the formerly consolidated joint venture entity pays its outstanding claims.
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
We have an agreement to provide a revolving loan commitment to TireHub, LLC of up to $130 million. At December 31, 2025, $103 million was drawn on this commitment, which includes $2 million of interest. At December 31, 2024, $119 million was drawn on this commitment, which includes $2 million of interest.
Indemnifications
At December 31, 2025, we were a party to various agreements under which we had assumed obligations to indemnify the counterparties from certain potential claims and losses. These agreements typically involve standard commercial activities undertaken by us in the normal course of business; the sale of assets by us; the formation or dissolution of joint venture businesses to which we had contributed assets in exchange for ownership interests; and other financial transactions.

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
Warranty
We recorded $12 million and $15 million for potential claims under warranties offered by us at December 31, 2025 and December 31, 2024, respectively, the majority of which are recorded in Other Current Liabilities.
The following table presents changes in the warranty reserve during 2025 and 2024:

(In millions)	2025	2024
Balance at January 1	$15	$21
Payments made during the period	(15)	(20)
Expense recorded during the period	12	14
Balance at December 31	$12	$15
Note 21. Capital Stock
Dividends
No cash dividends were paid on our common stock in 2025, 2024 or 2023.
Common Stock Repurchases
We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During 2025, 2024 or 2023, we did not repurchase any shares from employees.

Note 22. Accumulated Other Comprehensive Loss
The following table presents changes in AOCL by component for the years ended December 31, 2025, 2024 and 2023, after tax and minority interest:

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) from Securities	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2022	$(1,663)	$1	$(2,215)	$2	$(3,875)
Other comprehensive income (loss) before reclassifications	50	—	(125)	(5)	(80)
Amounts reclassified from accumulated other comprehensive loss	—	—	116	4	120
Balance at December 31, 2023	$(1,613)	$1	$(2,224)	$1	$(3,835)
Other comprehensive income (loss) before reclassifications	(92)	—	5	—	(87)
Amounts reclassified from accumulated other comprehensive loss	—	—	79	(1)	78
Balance at December 31, 2024	$(1,705)	$1	$(2,140)	$—	$(3,844)
Other comprehensive income (loss) before reclassifications	35	—	(83)	—	(48)
Amounts reclassified from accumulated other comprehensive loss	8	—	296	—	304
Balance at December 31, 2025	$(1,662)	$1	$(1,927)	$—	$(3,588)

The following table presents reclassifications out of AOCL for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(In millions) (Income) Expense	2025	2024	2023
Component of AOCL	Amount Reclassified from AOCL			Affected Line Item in the Consolidated Statements of Operations
Foreign currency translation adjustment, before tax	$8	$—	$—	Net (Gain) Loss on Asset Sales
Tax effect	—	—	—	United States and Foreign Taxes
Net of tax	$8	$—	$—	Goodyear Net Income (Loss)

Amortization of prior service cost and unrecognized gains and losses	$101	$108	$106	Other (Income) Expense
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures	199	(3)	47	Other (Income) Expense / Rationalizations
Unrecognized Net Actuarial Losses and Prior Service Costs, before tax	$300	$105	$153
Tax effect	(4)	(26)	(37)	United States and Foreign Taxes
Net of tax	$296	$79	$116	Goodyear Net Income (Loss)

Deferred Derivative (Gains) Losses	$—	$(1)	$4	Cost of Goods Sold
Tax effect	—	—	—	United States and Foreign Taxes
Net of tax	$—	$(1)	$4	Goodyear Net Income (Loss)
Total reclassifications	$304	$78	$120	Goodyear Net Income (Loss)
The following table presents the details of comprehensive income (loss) attributable to minority shareholders:

	Year Ended December 31,
(In millions)	2025	2024	2023
Net Income Attributable to Minority Shareholders	$21	$(11)	$(2)
Other Comprehensive Income (Loss):
Foreign currency translation	10	(3)	4
Decrease/Increase in net actuarial losses	1	2	—
Other Comprehensive Income (Loss)	$11	$(1)	$4
Comprehensive Income (Loss) Attributable to Minority Shareholders	$32	$(12)	$2
Note 23. Revision Of Previously Issued Financial Statements
As discussed in Note 1, in preparing the consolidated financial statements for the quarter ended June 30, 2025, we identified errors in our previously issued financial statements related to our historical computation of currency remeasurement of our foreign operations in Turkey, which was designated as a highly inflationary economy beginning April 1, 2022. The identified errors impacted our previously issued 2023 and 2024 annual and interim financial statements. There were no impacts on previously reported cash flows from operating, investing and financing activities in any prior periods.
We evaluated the errors in accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 and determined that the related impacts were not material in any previously issued annual or interim financial statements. We revised the prior period amounts presented in these financial statements to correct the errors. The applicable notes to the accompanying financial statements have also been corrected to reflect the impact of the revisions of the previously filed consolidated annual financial statements.
The following tables reflect the impact of the revision to the specific line items presented in our previously reported financial information.
Impacts to Consolidated Statements of Operations and Comprehensive Income (in millions, except per share data)

	Year Ended December 31, 2024			Year Ended December 31, 2023
	As reported	Revision	As Revised	As reported	Revision	As Revised
Cost of Goods Sold	$15,176	$16	$15,192	$16,557	$25	$16,582
Other Expense (1)	$125	$9	$134	$212	$19	$231
Net Income (Loss)	$60	$(25)	$35	$(687)	$(44)	$(731)
Minority Shareholders’ Net Income (Loss)	$(10)	$(1)	$(11)	$2	$(4)	$(2)
Goodyear Net Income (Loss)	$70	$(24)	$46	$(689)	$(40)	$(729)
Comprehensive Income (Loss)	$50	$(25)	$25	$(643)	$(44)	$(687)
Comprehensive Income (Loss) Attributable to Minority Shareholders	$(11)	$(1)	$(12)	$6	$(4)	$2
Goodyear Comprehensive Income (Loss)	$61	$(24)	$37	$(649)	$(40)	$(689)
Basic EPS	$0.24	$(0.08)	$0.16	$(2.42)	$(0.14)	$(2.56)
Diluted EPS	$0.24	$(0.08)	$0.16	$(2.42)	$(0.14)	$(2.56)
(1) Other Expense also reflects the reclassification of Net (Gain) Loss on Asset Sales of $(93) million and $(104) million for the years ended December 31, 2024 and 2023, respectively, to conform to the current presentation.

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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2025 (the end of the period covered by this Annual Report on Form 10-K).
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION.
During the quarterly period ended December 31, 2025, none of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item about Goodyear’s executive officers is included in Part I, “Item 1. Business” of this Annual Report on Form 10-K under the caption “Information About Our Executive Officers.” All other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 13, 2026 to be filed with the SEC pursuant to Regulation 14A (the "Proxy Statement").
Code of Business Conduct and Code of Ethics
Goodyear has adopted a code of business conduct and ethics for directors, officers and employees, known as the Business Conduct Manual. Goodyear also has adopted a conflict of interest policy applicable to directors and executive officers. Both of these documents are available on Goodyear’s website at:
https://corporate.goodyear.com/us/en/investors/governance/governance-documents.html.
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

PART IV.
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:
(1)Financial Statements: See Index to Consolidated Financial Statements on page 54 of this Annual Report.
(2)Financial Statement Schedules: See Index to Financial Statement Schedules attached to this Annual Report at page FS-1. The Financial Statement Schedule at page FS-2 is incorporated into and made a part of this Annual Report.
(3)Exhibits required to be filed by Item 601 of Regulation S-K: See the Index of Exhibits at pages X-1 through X-5, inclusive, which is attached to and incorporated into and made a part of this Annual Report.
ITEM 16.    FORM 10-K SUMMARY.
None.

FINANCIAL STATEMENT SCHEDULES
ITEMS 8 AND 15(a)(2) OF FORM 10-K
FOR THE COMPANY'S
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025
___________________________________________________________________________________________________
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
FS-1

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Year Ended December 31

(In millions)
		Additions
Description	Balance at beginning of period	Charged (credited) to income	Charged (credited) to AOCL	Deductions from reserves (a)	Translation adjustment during period	Balance at end of period
		2025
Allowance for doubtful accounts	$84	$18	$-	$(19)	$6	$89
Valuation allowance — deferred tax assets	1,252	1,407	(66)	-	141	2,734

		2024
Allowance for doubtful accounts	$102	$15	$-	$(27)	$(6)	$84
Valuation allowance — deferred tax assets	1,275	(24)	1	-	-	1,252

		2023
Allowance for doubtful accounts	$112	$7	$-	$(19)	$2	$102
Valuation allowance — deferred tax assets	1,072	202	1	-	-	1,275
(a)Accounts receivable charged off.
FS-2

THE GOODYEAR TIRE & RUBBER COMPANY
Annual Report on Form 10-K
For the Year Ended December 31, 2025
INDEX OF EXHIBITS

Exhibit Table Item No.	Description of Exhibit	Exhibit Number

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

(a)
Share and Asset Purchase Agreement, dated as of July 22, 2024, by and between the Company and The Yokohama Rubber Company, Limited (incorporated by reference, filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, File No. 1-1927).**

(b)
Purchase Agreement, dated as of January 7, 2025, by and between the Company and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, File No. 1-1927).**

(c)
First Amendment to the Purchase Agreement, dated as of May 7, 2025, by and between the Company and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, File No. 1-1927).**

(d)
Asset Purchase Agreement, dated as of May 22, 2025, by and between the Company and G-3 Chickadee Purchaser, LLC (incorporated by reference, filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, File No. 1-1927).**

(e)
Amendment 1 to Asset Purchase Agreement, dated as of August 4, 2025, by and between the Company and G-3 Chickadee Purchaser, LLC (incorporated by reference, filed as Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, File No. 1-1927).**

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

(c)
Indenture, dated as of March 17, 1997, between Cooper Tire & Rubber Company and The Chase Manhattan Bank (now The Bank of New York Mellon Corporation), as Trustee, in respect of the Company's 7.625% Notes due 2027 (incorporated by reference, filed as Exhibit 4.1 to Cooper Tire & Rubber Company’s Registration Statement on Form S-3, filed October 15, 1999, File No. 001-04329), as supplemented by the First Supplemental Indenture, dated as of November 25, 2022, in respect of the Company’s 7.625% Notes due 2027 (incorporated by reference, filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, File No. 1-1927).

(d)
Indenture, dated as of August 13, 2010, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A. (now Computershare Trust Company N.A.), as Trustee (incorporated by reference, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 13, 2010, File No. 1-1927), as supplemented by the Sixth Supplemental Indenture thereto, dated as of March 7, 2017, in respect of the Company’s 4.875% Senior Notes due 2027 (incorporated by reference, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K, filed March 7, 2017, File No. 1-1927), as supplemented by the Eighth Supplemental Indenture thereto, dated as of April 6, 2021, in respect of the Company’s 5.25% Senior Notes due April 2031 (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 6, 2021, File No. 1-1927), as supplemented by the Ninth Supplemental Indenture thereto, dated as of April 6, 2021, in respect of the Company’s 5.625% Senior Notes due 2033 (incorporated by reference, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed April 6, 2021, File No. 1-1927), as supplemented by the Tenth Supplemental Indenture thereto, dated as of May 18, 2021, in respect of the Company’s 5% Senior Notes due 2029 (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed May 18, 2021, File No. 1-1927), as supplemented by the Eleventh Supplemental Indenture thereto, dated as of May 18, 2021, in respect of the Company’s 5.25% Senior Notes due July 2031 (incorporated by reference, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed May 18, 2021, File No. 1-1927), and as supplemented by the Twelfth Supplemental Indenture thereto, dated as of June 3, 2025, in respect of the Company’s 6.625% Senior Notes due 2030 (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed June 3, 2025, File No. 1-1927).

(e)
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

(f)	Description of Common Stock (incorporated by reference, filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, File No. 1-1927).

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

(a)
Amended and Restated First Lien Credit Agreement, dated as of May 19, 2025, among the Company, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, File No. 1-1927).**

(b)
Reaffirmation Agreement with respect to the Amended and Restated First Lien Guarantee and Collateral Agreement, dated as of May 19, 2025, among the Company, the subsidiaries of the Company identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, File No. 1-1927).**

(c)
Amended and Restated Revolving Credit Agreement, dated as of October 12, 2022, among the Company, Goodyear Europe B.V., Goodyear Germany GmbH, Goodyear Operations S.A., the lenders party thereto, J.P. Morgan SE, as Administrative Agent, JPMorgan Chase Bank, N.A., as Collateral Agent, and the syndication agents, documentation agents, joint bookrunners and joint lead arrangers identified therein (incorporated by reference, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, File No. 1-1927).**

(d)
Master Guarantee and Collateral Agreement, dated as of March 31, 2003, as amended and restated as of February 20, 2004, and as further amended and restated as of April 8, 2005, among the Company, Goodyear Dunlop Tires Europe B.V. (now known as Goodyear Europe B.V.), the other subsidiaries of the Company identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference, filed as Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927), as amended by the Amendment and Restatement Agreement, dated as of April 20, 2007 (incorporated by reference, filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927), as amended by the Amendment and Restatement Agreement, dated as of April 20, 2011 (incorporated by reference, filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-1927), as amended by the Amendment and Restatement Agreement, dated as of May 12, 2015 (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 1-1927), as amended by the Amendment and Restatement Agreement, dated as of March 27, 2019 (incorporated by reference, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, File No. 1-1927), and as amended by the Amendment and Restatement Agreement, dated as of October 12, 2022 (incorporated by reference, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, File No. 1-1927).

(e)	Amended and Restated General Master Purchase Agreement dated December 10, 2004, as last amended and restated on October 10, 2025, between Ester Finance Technologies, as Purchaser, Credit Agricole Corporate and Investment Bank, as Lead Arranger, Agent and Calculation Agent, Dunlop Tyres Limited, as Centralising Unit, and the Sellers listed therein.**	10.1

(f)*	2022 Performance Plan of the Company, as amended April 14, 2025 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 16, 2025, File No. 1-1927).

(g)*	Form of Non-Qualified Stock Option Grant Agreement (incorporated by reference, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed February 29, 2024, File No. 1-1927).

(h)*
Form of Non-Qualified Stock Option with tandem Stock Appreciation Right Grant Agreement (incorporated by reference, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed February 29, 2024, File No. 1-1927).

(i)*	Form of Performance Share Grant Agreement (incorporated by reference, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed February 29, 2024, File No. 1-1927).

(j)*	Form of Performance Share Continuous Vesting Grant Agreement (incorporated by reference, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, filed February 29, 2024, File No. 1-1927).

(k)*	Form of Executive Performance Unit Grant Agreement (incorporated by reference, filed as Exhibit 10.5 to the Company's Current Report on Form 8-K, filed February 29, 2024, File No. 1-1927).

(l)*
Form of Executive Performance Unit Continuous Vesting Grant Agreement (incorporated by reference, filed as Exhibit 10.6 to the Company's Current Report on Form 8-K, filed February 29, 2024, File No. 1-1927).

(m)*	Form of Restricted Stock Unit Annual Cliff Grant Agreement (incorporated by reference, filed as Exhibit 10.7 to the Company's Current Report on Form 8-K, filed February 29, 2024, File No. 1-1927).

(n)*	Form of Restricted Stock Unit Annual Ratable Grant Agreement (incorporated by reference, filed as Exhibit 10.8 to the Company's Current Report on Form 8-K, filed February 29, 2024, File No. 1-1927).

(o)*
Form of Restricted Stock Unit Continuous Vesting Grant Agreement (incorporated by reference, filed as Exhibit 10.9 to the Company's Current Report on Form 8-K, filed February 29, 2024, File No. 1-1927).

(p)*	2017 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 13, 2017, File No. 1-1927).

(q)*	2013 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 19, 2013, File No. 1-1927).

(r)*
The Goodyear Tire & Rubber Company Executive Annual Incentive Plan, effective as of January 1, 2019 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 10, 2018, File No. 1-1927).

(s)*
Goodyear Supplementary Pension Plan (December 31, 2021 Restatement) (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 10, 2021, File No. 1-1927).

(t)*
Defined Benefit Excess Benefit Plan of the Company, as amended and restated as of October 7, 2008, effective as of January 1, 2005 (incorporated by reference, filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).

(u)*
Defined Contribution Excess Benefit Plan of the Company, adopted October 7, 2008, effective as of January 1, 2005, as amended and restated effective as of August 5, 2025 (incorporated by reference, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, File No. 1-1927).

(v)*
Deferred Compensation Plan for Executives, as amended and restated on October 12, 2020 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, File No. 1-1927).

(w)*
Outside Directors’ Equity Participation Plan, as adopted February 2, 1996 and last amended as of February 25, 2025 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 27, 2025, File No. 1-1927).

(x)*
The Goodyear Tire & Rubber Company Executive Severance and Change in Control Plan, adopted February 28, 2013 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 6, 2013, File No. 1-1927).

(y)*
Letter Agreement, dated December 14, 2023, between the Company and Mark Stewart (incorporated by reference, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed January 18, 2024, File No. 1-1927).

19	Insider Trading Policy

(a)
The Goodyear Tire & Rubber Company Insider Trading Policy (incorporated by reference, filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, File No. 1-1927).

21	Subsidiaries

(a)	List of Subsidiaries of the Company at December 31, 2025.	21.1

22	Subsidiary Guarantors of Guaranteed Securities

(a)	List of Subsidiary Guarantors.	22.1

23	Consents

(a)	Consent of PricewaterhouseCoopers LLP.	23.1

24	Powers of Attorney

(a)	Power of Attorney of Officers and Directors signing this report.	24.1

31	Rule 13a-14(a) Certifications

(a)	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.2

32	Section 1350 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.	32.1

97	Policy Relating to Recovery of Erroneously Awarded Compensation

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

	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included as Exhibit 101).
*Indicates management contract or compensatory plan or arrangement.
**Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	February 10, 2026	/s/ MARK W. STEWART
Mark W. Stewart, Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 10, 2026	/s/ MARK W. STEWART
Mark W. Stewart, Chief Executive Officer, President and Director (Principal Executive Officer)

Date:	February 10, 2026	/s/ CHRISTINA L. ZAMARRO
Christina L. Zamarro, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 10, 2026	/s/ MARGARET V. SNYDER
Margaret V. Snyder, Vice President and Controller (Principal Accounting Officer)

NORMA B. CLAYTON, Director
JAMES A. FIRESTONE, Director
WERNER GEISSLER, Director
JOSEPH R. HINRICHS, Director
LAURETTE T. KOELLNER, Director
KARLA R. LEWIS, Director
JOHN E. McGLADE, Director
MAX H. MITCHELL, Director
HERA SIU, Director
MICHAEL R. WESSEL, Director
JASON J. WINKLER, Director
ROGER J. WOOD, Director
/s/ DANIEL T.YOUNG
Date:	February 10, 2026	Daniel T. Young, Signing as Attorney-in-Fact for the Directors whose names appear opposite.
S-1