Form 10-Q
period 2026-03-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2026-05-07
CIK 42582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at April 30, 2026:	287,438,631

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
EX-104

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2026	2025
Net Sales (Note 2)	$3,881	$4,253
Cost of Goods Sold	3,188	3,513
Selling, Administrative and General Expense	668	650
Rationalizations (Note 3)	104	81
Interest Expense	95	115
Other (Income) Expense (Note 4)	9	25
Net (Gain) Loss on Asset Sales	(3)	(262)
Income (Loss) before Income Taxes	(180)	131
United States and Foreign Tax Expense (Note 5)	66	13
Net Income (Loss)	(246)	118
Less: Minority Shareholders’ Net Income (Loss)	3	3
Goodyear Net Income (Loss)	$(249)	$115
Goodyear Net Income (Loss) — Per Share of Common Stock
Basic	$(0.86)	$0.40
Weighted Average Shares Outstanding (Note 6)	288	287
Diluted	$(0.86)	$0.40
Weighted Average Shares Outstanding (Note 6)	288	289
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Net Income (Loss)	$(246)	$118
Other Comprehensive Income (Loss):
Foreign currency:
Foreign currency translation, net of tax of $0 in 2026 ($2 in 2025)	(7)	19
Reclassification adjustment for amounts recognized in income, net of tax of $0 in 2026 ($0 in 2025)	—	10
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $1 in 2026 ($6 in 2025)	23	19
Change in net actuarial losses, net of tax of $0 in 2026 ($3 in 2025)	—	10
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures, net of tax of $0 in 2026 ($0 in 2025)	—	2
Other Comprehensive Income (Loss)	16	60
Comprehensive Income (Loss)	(230)	178
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	6
Goodyear Comprehensive Income (Loss)	$(230)	$172
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share data)	March 31, 2026	December 31, 2025
Assets:
Current Assets:
Cash and Cash Equivalents	$723	$801
Accounts Receivable, less Allowance — $84 ($89 in 2025)	2,602	2,341
Inventories:
Raw Materials	606	616
Work in Process	202	195
Finished Products	3,055	2,761
	3,863	3,572
Assets Held for Sale (Note 1)	6	58
Prepaid Expenses and Other Current Assets	452	446
Total Current Assets	7,646	7,218
Goodwill	43	42
Intangible Assets	658	663
Deferred Income Taxes (Note 5)	345	348
Other Assets	1,101	1,096
Operating Lease Right-of-Use Assets	987	998
Property, Plant and Equipment, less Accumulated Depreciation — $12,486 ($12,390 in 2025)	7,689	7,843
Total Assets	$18,469	$18,208

Liabilities:
Current Liabilities:
Accounts Payable — Trade	$3,754	$3,879
Compensation and Benefits (Notes 10 and 11)	559	578
Other Current Liabilities	1,134	1,259
Notes Payable and Overdrafts (Note 8)	483	506
Operating Lease Liabilities due Within One Year	199	196
Long Term Debt and Finance Leases due Within One Year (Note 8)	1,226	364
Total Current Liabilities	7,355	6,782
Operating Lease Liabilities	848	862
Long Term Debt and Finance Leases (Note 8)	5,276	5,328
Compensation and Benefits (Notes 10 and 11)	763	787
Deferred Income Taxes (Note 5)	102	105
Other Long Term Liabilities	951	941
Total Liabilities	15,295	14,805
Commitments and Contingent Liabilities (Note 12)
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 287 million in 2026 (286 million in 2025)	287	286
Capital Surplus	3,175	3,175
Retained Earnings	3,111	3,360
Accumulated Other Comprehensive Loss (Note 14)	(3,569)	(3,588)
Goodyear Shareholders’ Equity	3,004	3,233
Minority Shareholders’ Equity — Nonredeemable	170	170
Total Shareholders’ Equity	3,174	3,403
Total Liabilities and Shareholders’ Equity	$18,469	$18,208
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Goodyear Shareholders' Equity	Minority Shareholders' Equity — Non- Redeemable	Total Shareholders' Equity
(In millions, except share data)	Shares	Amount
Balance at December 31, 2025
(after deducting 38,040,862 common treasury shares)	286,247,045	$286	$3,175	$3,360	$(3,588)	$3,233	$170	$3,403
Net income (loss)				(249)		(249)	3	(246)
Other comprehensive income (loss)					19	19	(3)	16
Total Comprehensive Income (Loss)						(230)	—	(230)
Stock-based compensation plans			8			8		8
Common stock issued from treasury	1,125,762	1	(8)			(7)		(7)
Balance at March 31, 2026
(after deducting 36,915,100 common treasury shares)	287,372,807	$287	$3,175	$3,111	$(3,569)	$3,004	$170	$3,174

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Goodyear Shareholders' Equity	Minority Shareholders' Equity — Non- Redeemable	Total Shareholders' Equity
(In millions, except share data)	Shares	Amount
Balance at December 31, 2024
(after deducting 39,313,644 common treasury shares)	284,974,263	$285	$3,159	$5,081	$(3,844)	$4,681	$142	$4,823
Net income (loss)				115		115	3	118
Other comprehensive income (loss)					57	57	3	60
Total Comprehensive Income (Loss)						172	6	178
Stock-based compensation plans			6			6		6
Common stock issued from treasury	674,461	1	(5)			(4)		(4)
Balance at March 31, 2025
(after deducting 38,639,183 common treasury shares)	285,648,724	$286	$3,160	$5,196	$(3,787)	$4,855	$148	$5,003
There were no dividends declared or paid during the three months ended March 31, 2026 and 2025.
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Cash Flows from Operating Activities:
Net Income (Loss)	$(246)	$118
Adjustments to Reconcile Net Income (Loss) to Cash Flows from Operating Activities:
Depreciation and Amortization	239	270
Amortization and Write-Off of Debt Issuance Costs	3	6
Provision for Deferred Income Taxes (Note 5)	(2)	(31)
Net Pension Curtailments and Settlements	—	4
Net Rationalization Charges (Note 3)	104	81
Rationalization Payments	(83)	(65)
Net (Gain) Loss on Asset Sales	(3)	(262)
Operating Lease Expense	74	78
Operating Lease Payments	(69)	(71)
Pension Contributions and Direct Payments	(10)	(41)
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(275)	(431)
Inventories	(294)	(365)
Accounts Payable — Trade	(81)	46
Compensation and Benefits	(8)	(28)
Other Current Liabilities	(77)	95
Other Assets and Liabilities	10	58
Total Cash Flows from Operating Activities	(718)	(538)
Cash Flows from Investing Activities:
Capital Expenditures	(175)	(259)
Asset Dispositions	1	720
Other Transactions	—	(29)
Total Cash Flows from Investing Activities	(174)	432
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	225	409
Short Term Debt and Overdrafts Paid	(245)	(535)
Long Term Debt Incurred	2,220	5,951
Long Term Debt Paid	(1,393)	(5,627)
Other Transactions	13	13
Total Cash Flows from Financing Activities	820	211
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	3	9
Net Change in Cash, Cash Equivalents and Restricted Cash	(69)	114
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	910	864
Cash, Cash Equivalents and Restricted Cash at End of the Period	$841	$978
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by The Goodyear Tire & Rubber Company (the “Company,” “Goodyear,” “we,” “us” or “our”) in accordance with Securities and Exchange Commission (“SEC”) rules and regulations and generally accepted accounting principles in the United States of America ("U.S. GAAP") and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).
Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2026.
Recently Issued Accounting Standards
On November 4, 2024, the Financial Accounting Standards Board ("FASB") issued a final Accounting Standards Update ("ASU") to require disaggregated disclosure of income statement expenses. This new standard requires certain expense categories, including selling expenses, to be disaggregated in the notes to the consolidated financial statements. The standards update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We are currently assessing the impact of this standards update on our disclosures in the notes to the consolidated financial statements.
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
Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if an indicator of impairment is present. Intangible assets with finite lives are amortized over their useful lives and are reviewed for impairment whenever events or circumstances warrant such review. Goodwill and intangible assets are written down to fair value if considered impaired. Goodwill and Intangible Assets totaled $43 million and $658 million, respectively, at March 31, 2026, compared to $42 million and $663 million, respectively, at December 31, 2025. All goodwill was associated with the reporting unit in our Asia Pacific segment at March 31, 2026 and December 31, 2025.
In the first quarter of 2026, macroeconomic factors and geopolitical events adversely impacted our results and contributed to a decline in our volume. We considered the impact on the fair value of our goodwill reporting unit and our indefinite-lived intangible assets. During this review, we considered the nature and extent of current market conditions, forecasts for reporting units and individual brands, as well as the quantitative analysis performed during our annual 2025 impairment test. Based on our review of external and internal factors compared to our latest quantitative assessment, we determined it was not more likely than not that the fair value of our goodwill or indefinite-lived intangible assets is less than the respective carrying value, and thus, a triggering event had not occurred which would require an interim impairment test to be performed. We will continue to monitor our results and market conditions to determine if a future analysis would be required.
Tariff Refunds
The International Emergency Economic Powers Act ("IEEPA") was used by President Trump to impose tariffs on imports. On December 10, 2025, we filed a lawsuit in the U.S. Court of International Trade challenging the IEPPA tariffs. On February 20, 2026, the U.S. Supreme Court ruled that IEEPA does not authorize the President to impose tariffs. The Court of International Trade has ordered U.S. Customs and Border Protection ("CBP") to begin refunding tariffs imposed under IEEPA. On April 20, 2026, we submitted our claim for a refund of the IEPPA tariffs through the CBP portal established to process such claims.
We applied the loss recovery model and determined that the receipt of the refund of the previously paid IEEPA tariffs is probable. We estimate the amount of the probable refund to be $60 million, of which $46 million was recognized as a reduction to cost of goods sold, $12 million was applied as a reduction to tariffs that remained in inventory, and $2 million was accrued as an other liability associated with contractual terms.
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
Assets and Liabilities Held for Sale
Assets and liabilities are classified as held for sale when management approves and commits to a formal plan to actively market the assets for sale at a price reasonable in relation to their estimated fair value, the assets are available for immediate sale in their present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the assets is probable and expected to be completed within one year, and it is unlikely that significant changes will be made to the plan. When all of these criteria have been met, the assets and liabilities are classified as held for sale in the balance sheet. Assets classified as held for sale are reported at the lower of their carrying value or fair value less costs to sell. Depreciation of assets ceases upon designation as held for sale. At March 31, 2026 and December 31, 2025, Assets Held for Sale of $6 million and $58 million, respectively, related to Dunlop tire inventory in Europe as a result of the sale of the Dunlop brand in 2025 were included in the Consolidated Balance Sheets.
Restricted Cash
The following table provides a reconciliation of Cash, Cash Equivalents and Restricted Cash as reported within the Consolidated Statements of Cash Flows:

	March 31,
(In millions)	2026	2025
Cash and Cash Equivalents	$723	$902
Restricted Cash	118	76
Total Cash, Cash Equivalents and Restricted Cash	$841	$978

Restricted Cash primarily represents amounts required to be set aside for accounts receivable factoring programs. The restrictions lapse when cash from factored accounts receivable is remitted to the purchaser of those receivables. Restricted cash at March 31, 2026 also includes amounts collected in connection with ongoing agreements related to the sale of our off-the-road ("OTR") tire business. At both March 31, 2026 and 2025, restricted cash was recorded in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets.
Reclassifications and Adjustments
Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.
NOTE 2. NET SALES
The following tables show disaggregated net sales from contracts with customers by major source:

	Three Months Ended March 31, 2026
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Tire unit sales	$1,697	$1,164	$433	$3,294
Other tire and related sales	181	160	21	362
Retail services and service related sales	175	39	—	214
Chemical sales	7	—	—	7
Other	3	—	1	4
Net Sales by reportable segment	$2,063	$1,363	$455	$3,881

	Three Months Ended March 31, 2025
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Tire unit sales	$2,008	$1,116	$451	$3,575
Other tire and related sales	175	124	21	320
Retail services and service related sales	181	37	—	218
Chemical sales	133	—	—	133
Other	5	—	2	7
Net Sales by reportable segment	$2,502	$1,277	$474	$4,253
Tire unit sales consist of consumer, commercial, farm and OTR tire sales, including the sale of new Company-branded tires through Company-owned retail channels. OTR tire sales primarily consist of tires sold to The Yokohama Rubber Company, Limited (“Yokohama”), pursuant to the product supply agreement related to the sale of our OTR tire business. Other tire and related sales consist of aviation, race and motorcycle tire sales, retread sales and other tire related sales. Sales of tires in this category are not included in reported tire unit information. Retail services and service related sales consist of automotive services performed for customers through our Company-owned retail channels, and includes service related products. Chemical sales relate to the sale of synthetic rubber and other chemicals to third parties, and exclude intercompany sales. Other sales include items such as franchise fees and ancillary tire parts.
When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue included in Other Current Liabilities in the Consolidated Balance Sheets totaled $33 million and $34 million at March 31, 2026 and December 31, 2025, respectively. Deferred revenue included in Other Long Term Liabilities in the Consolidated Balance Sheets totaled $71 million and $76 million at March 31, 2026 and December 31, 2025, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met. Revenue deferred during the three months ended March 31, 2026 primarily relates to the product supply agreement we entered into with Yokohama in connection with the sale of our OTR tire business.
The following table presents the balance of deferred revenue related to contracts with customers, and changes during the three months ended March 31, 2026:

(In millions)
Balance at December 31, 2025	$110
Revenue deferred during period	39
Revenue recognized during period	(45)
Impact of foreign currency translation	—
Balance at March 31, 2026	$104
NOTE 3. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS
In order to improve our global competitiveness, we have implemented, and are implementing, rationalization actions to reduce high-cost and excess manufacturing capacity and operating and administrative costs.
The following table presents a roll-forward of the liability balance between periods:

(In millions)	Associate- Related Costs	Other Costs	Total
Balance at December 31, 2025	$194	$1	$195
2026 Charges	85	22	107
Incurred, net of foreign currency translation of ($3) million and $0 million, respectively	(66)	(20)	(86)
Reversed to the Statement of Operations	(3)	—	(3)
Balance at March 31, 2026	$210	$3	$213
During the first quarter of 2026, we approved a rationalization plan in Europe, Middle East and Africa (“EMEA”) to improve its cost structure as part of actions we expect to take in order to streamline its sales and distribution model and simplify business processes. The plan includes approximately 400 net headcount reductions. In certain countries, relevant portions of the rationalization plan remain subject to consultation with employee representative bodies. Total pre-tax charges are expected to be between $100 million and $110 million, of which $75 million to $85 million are expected to be cash charges primarily for associate-related and other exit costs. We expect these actions to be substantially complete in 2028. We have accrued approximately $70 million for this plan at March 31, 2026.
During the first quarter of 2026, we approved a plan to reduce Selling, Administrative and General Expense ("SAG") headcount globally. The plan includes approximately 100 net headcount reductions. The total pre-tax charges associated with these actions are expected to be approximately $10 million, primarily for associate-related and other exit costs. We have accrued approximately $9 million for this plan at March 31, 2026.
During the first quarter of 2026, we approved a plan in Americas to consolidate mold operations and close the Tall Timbers mold plant in Findlay, Ohio ("Tall Timbers"). The plan includes approximately 100 net headcount reductions. The total pre-tax charges associated with these actions are expected to be approximately $13 million, primarily for associate-related and other exit costs. We have accrued approximately $3 million for this plan at March 31, 2026.
The remainder of the accrual balance at March 31, 2026 includes $72 million related to the closures of our Fulda, Germany ("Fulda") and our Fürstenwalde, Germany ("Fürstenwalde") tire manufacturing facilities, $19 million related to a rationalization and workforce reorganization plan in EMEA, $10 million for the plan to eliminate commercial tire production at our Danville, Virginia ("Danville") tire manufacturing facility, $10 million related to the plan to reduce headcount in our Fayetteville, North Carolina ("Fayetteville") tire manufacturing facility, $5 million related to the closed Amiens, France tire manufacturing facility, $4 million related to a global workforce reorganization plan to improve our cost structure, and $2 million related to the closure of our Kariega, South Africa tire manufacturing facility.
At March 31, 2026 and December 31, 2025, $100 million and $131 million were recorded in Other Current Liabilities in the Consolidated Balance Sheets, respectively.
The following table shows net rationalization charges included in Income (Loss) before Income Taxes:

	Three Months Ended March 31,
(In millions)	2026	2025
Current Year Plans
Associate Severance and Other Related Costs	$84	$57
Benefit Plan Curtailments/Settlements/Termination Benefits	—	4
Other Exit Costs	1	4
Current Year Plans - Net Charges	$85	$65

Prior Year Plans
Associate Severance and Other Related Costs	$(2)	$3
Other Exit Costs	21	13
Prior Year Plans - Net Charges	$19	$16
Total Net Charges	$104	$81
Asset write-offs (recoveries), accelerated depreciation, and accelerated lease costs, net	$16	$46
Substantially all of the new charges for the three months ended March 31, 2026 and 2025 relate to future cash outflows. Net current year plan charges for the three months ended March 31, 2026 primarily relate to the plans approved during the first quarter of 2026 described above. Net current year plan charges for the three months ended March 31, 2025 primarily relate to the elimination of commercial tire production at Danville.
Net prior year plan charges for the three months ended March 31, 2026 and 2025 primarily relate to the closures of Fulda and Fürstenwalde.
Asset write-offs (recoveries), accelerated depreciation, and accelerated lease costs for the three months ended March 31, 2026 primarily relate to the announced closures of the Tall Timbers mold plant as well as Fulda and Fürstenwalde.
Asset write-offs (recoveries) and accelerated depreciation for the three months ended March 31, 2025 primarily relate to the closures of Fulda and Fürstenwalde, as well as the plan to eliminate commercial tire production at Danville.
Ongoing rationalization plans had approximately $950 million in charges incurred prior to 2026 and have approximately $100 million in expected charges to be incurred in future periods.
Approximately 600 associates will be released under plans initiated in 2026, of which approximately 200 were released through March 31, 2026. In the first three months of 2026, approximately 200 associates were released under plans initiated in prior years. Approximately 1,200 associates remain to be released under all ongoing rationalization plans.

NOTE 4. OTHER (INCOME) EXPENSE

	Three Months Ended March 31,
(In millions)	2026	2025
Non-service related pension and other postretirement benefits cost	$19	$26
Financing fees and financial instruments expense	14	15
Net foreign currency exchange (gains) losses	(7)	(4)
Interest income	(6)	(10)
General and product liability expense - discontinued products	1	2
Royalty and other (income)	(21)	(11)
Miscellaneous (income) expense	9	7
	$9	$25
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
Net foreign currency exchange gains for the three months ended March 31, 2026 and 2025 include a $5 million gain and a $4 million gain, respectively, related to the euro.
Royalty and other income for the three months ended March 31, 2026 includes $15 million related to royalty income from the OTR and Chemical business license agreements and transition services income related to the sales of the OTR tire business, the Dunlop brand and the Chemical business. Royalty and other income for the three months ended March 31, 2025 includes $5 million related to royalty income from the OTR business license agreement and transition services income related to the sale of the OTR tire business.
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
NOTE 5. INCOME TAXES
For the first quarter of 2026, we recorded income tax expense of $66 million on a loss before income taxes of $180 million. Income tax expense for the three months ended March 31, 2026 includes net discrete tax expense of $21 million, primarily related to an expected settlement of a prior year tax matter in one of our foreign locations.
For the first quarter of 2025, we recorded income tax expense of $13 million on income before income taxes of $131 million.
We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for the three months ended March 31, 2026 primarily relates to losses in the U.S. and foreign jurisdictions in which no tax benefits are recorded and the discrete item noted above. The difference between our effective tax rate and the U.S. statutory rate of 21% for the three months ended March 31, 2025 was favorably impacted by gains recognized as a result of the sale of the OTR tire business in foreign jurisdictions where no taxes are recorded, net of losses in foreign jurisdictions in which no tax benefits are recorded.
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
At March 31, 2026 and December 31, 2025, we had approximately $1.5 billion and $1.4 billion, respectively, of U.S. federal, state and local net deferred tax assets and related valuation allowances totaling $1.5 billion and $1.4 billion, respectively. At both March 31, 2026 and December 31, 2025, we also had foreign net deferred tax assets of approximately $1.5 billion and related valuation allowances of approximately $1.3 billion. Our foreign valuation allowances include a $1.1 billion full valuation allowance on our net deferred tax assets in Luxembourg. Our losses in the U.S. and various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances on our U.S. and foreign deferred tax assets will exist within the next twelve months.
The Organisation for Economic Co-operation and Development ("OECD") have published the Pillar Two model rules which adopt a global corporate minimum tax of 15% for multinational enterprises with average revenue in excess of €750 million. Certain jurisdictions in which we operate enacted legislation consistent with one or more of the OECD Pillar Two model rules effective in 2024. The model rules include minimum domestic top-up taxes, income inclusion rules, and undertaxed profit rules all aimed to ensure that multinational corporations pay a minimum effective corporate tax rate of 15% in each jurisdiction in which they operate. We do not expect the Pillar Two model rules to materially impact our annual effective tax rate in 2026. However, we are continuing to evaluate the Pillar Two model rules and related developments, including the side-by-side safe harbor package for U.S.-based multinationals, and their potential impact on future periods.
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
We disagree with the IRS’s position as stated in the NOPA. We are currently challenging the proposed adjustment through the established IRS administrative procedures and are engaging in settlement discussions with the IRS. If the income recognition associated with the transaction is disallowed in full or in part, we will not be able to use a portion of the deferred tax assets that we utilized to offset the related federal taxes and we will need to write-off those deferred tax assets. However, since our U.S. deferred tax assets are in a full valuation allowance as of March 31, 2026, any such write-off of deferred tax assets would not have a material impact on our results of operations.
NOTE 6. EARNINGS PER SHARE
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are calculated to reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock.
Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended March 31,
(In millions, except per share amounts)	2026	2025
Earnings (loss) per share — basic:
Goodyear net income (loss)	$(249)	$115
Weighted average shares outstanding	288	287
Earnings (loss) per common share — basic	$(0.86)	$0.40

Earnings (loss) per share — diluted:
Goodyear net income (loss)	$(249)	$115
Weighted average shares outstanding	288	287
Dilutive effect of stock options and other dilutive securities	—	2
Weighted average shares outstanding — diluted	288	289
Earnings (loss) per common share — diluted	$(0.86)	$0.40
Weighted average shares outstanding — diluted for the three months ended March 31, 2026 and 2025 excludes approximately 2 million and 3 million equivalent shares, respectively, related to options with exercise prices greater than the average market price of our common shares (i.e., "underwater" options). Additionally, weighted average shares outstanding — diluted for the three months ended March 31, 2026 excludes the dilutive effect of approximately 2 million equivalent shares, related primarily to unvested restricted stock units and options with exercise prices less than the average market price of our common shares (i.e., "in-the-money" options), as their inclusion would have been anti-dilutive due to the Goodyear net loss.
NOTE 7. BUSINESS SEGMENTS
Segment information reflects our strategic business units (“SBUs”), which are organized to meet customer requirements and global competition. For the three months ended March 31, 2026, we operated our business through operating segments representing our regional tire businesses: Americas; Europe, Middle East and Africa; and Asia Pacific. Segment information is reported on the basis used for reporting to our Chief Executive Officer. Each of the SBUs is involved in the development, manufacture, distribution and sale of tires. Certain of the SBUs also provide related products and services, which include retreads and automotive and commercial truck maintenance and repair services.
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
The chief operating decision maker ("CODM") is the Chief Executive Officer. The CODM uses segment operating income to allocate resources (including employees, property, and financial or capital resources) for each segment predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a monthly basis for the profit measure when making decisions about allocating capital and personnel to the segments. The CODM also uses segment operating income or loss for evaluating product pricing and to assess the performance for each segment by comparing the results and return on assets of each segment with one another.

The following tables present segment sales, significant segment expenses and segment operating income, and the reconciliation of segment operating income to Income (Loss) before Income Taxes:

	Three Months Ended March 31, 2026
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Net Sales	$2,063	$1,363	$455	$3,881
Less:
Cost of Goods Sold	1,692	1,149	338	3,179
Selling, Administrative and General Expense	343	221	62	626
Other (income) expense(1)	(9)	(8)	(2)	(19)
Segment Operating Income	$37	$1	$57	$95
Less:
Rationalizations (Note 3)				104
Interest expense				95
Other (income) expense (Note 4)				9
Net (gains) losses on asset sales				(3)
Asset write-offs, accelerated depreciation and accelerated lease costs, net (Note 3)				16
Corporate incentive compensation plans				23
Retained expenses of divested operations				3
Other(2)				28
Income (Loss) before Income Taxes				$(180)
(1)Primarily represents OTR and Chemical business license agreement royalty income, in addition to transition services income related to the sales of the OTR tire business, the Dunlop brand and the Chemical business.

(2)Primarily represents unallocated corporate costs and the elimination of royalty and other income attributable to the SBUs.

	Three Months Ended March 31, 2025
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Net Sales	$2,502	$1,277	$474	$4,253
Less:
Cost of Goods Sold	2,023	1,082	368	3,473
Selling, Administrative and General Expense	331	203	62	596
Other (income) expense(1)	(7)	(3)	(1)	(11)
Segment Operating Income (Loss)	$155	$(5)	$45	$195
Less:
Rationalizations (Note 3)				81
Interest expense				115
Other (income) expense (Note 4)				25
Net (gains) losses on asset sales				(262)
Asset write-offs, accelerated depreciation and accelerated lease costs, net (Note 3)				46
Corporate incentive compensation plans				16
Retained expenses of divested operations				5
Other(2)				38
Income (Loss) before Income Taxes				$131
(1)Primarily represents royalty income attributable to the SBUs, including royalty income related to the sale of the OTR tire business.
(2)Primarily represents unallocated corporate costs and the elimination of royalty income attributable to the SBUs.

The following table presents segment assets:

(In millions)	March 31, 2026	December 31, 2025
Assets
Americas	$10,431	$10,275
Europe, Middle East and Africa	4,926	4,878
Asia Pacific	2,157	2,166
Total Segment Assets	$17,514	$17,319
Corporate	955	889
	$18,469	$18,208
The following table presents geographic information. Net sales by country were determined based on the location of the selling subsidiary. Long-lived assets consist of property, plant and equipment. For net sales, only the United States and Luxembourg were considered to be significant. For long-lived assets, only the United States and China were considered to be significant.

	Three Months Ended March 31,
(In millions)	2026	2025
Net Sales
United States	$1,651	$2,052
Luxembourg	454	311
Other International	1,776	1,890
	$3,881	$4,253
(In millions)	March 31, 2026	December 31, 2025
Long-Lived Assets
United States	$3,363	$3,435
China	634	645
Other international	3,692	3,763
	$7,689	$7,843

Rationalizations, as described in Note to the Consolidated Financial Statements No. 3, Costs Associated with Rationalization Programs; net (gains) losses on asset sales, and asset write-offs, accelerated depreciation and accelerated lease costs were not charged (credited) to the SBUs for performance evaluation purposes but were attributable to the SBUs as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Rationalizations
Americas	$11	$62
Europe, Middle East and Africa	85	12
Asia Pacific	1	1
Total Segment Rationalizations	$97	$75
Corporate	7	6
	$104	$81

	Three Months Ended March 31,
(In millions)	2026	2025
Net (Gains) Losses on Asset Sales
Americas	$—	$(1)
Europe, Middle East and Africa	(1)	(1)
Total Segment (Gains) Losses on Asset Sales	$(1)	$(2)
Corporate	(2)	(260)
	$(3)	$(262)

	Three Months Ended March 31,
(In millions)	2026	2025
Asset Write-Offs, Accelerated Depreciation, and Accelerated Lease Costs, net
Americas	$7	$28
Europe, Middle East and Africa	8	16
Asia Pacific	1	2
Total Segment Asset Write-Offs, Accelerated Depreciation, and Accelerated Lease Costs, net	$16	$46
The following tables present segment capital expenditures and depreciation and amortization:

	Three Months Ended March 31,
(In millions)	2026	2025
Capital Expenditures
Americas	$103	$176
Europe, Middle East and Africa	42	59
Asia Pacific	19	21
Total Segment Capital Expenditures	$164	$256
Corporate	11	3
	$175	$259

	Three Months Ended March 31,
(In millions)	2026	2025
Depreciation and Amortization
Americas	$140	$163
Europe, Middle East and Africa	59	67
Asia Pacific	30	31
Total Segment Depreciation and Amortization	$229	$261
Corporate	10	9
	$239	$270

The following table presents segment equity in the net (income) loss of investees accounted for by the equity method:

	Three Months Ended March 31,
(In millions)	2026	2025
Equity in (Income) Loss
Americas	$16	$18
Asia Pacific	(3)	(3)
Total Segment Equity in (Income) Loss	$13	$15
NOTE 8. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
At March 31, 2026, we had total credit arrangements of $9,842 million, of which $2,975 million were unused. At that date, approximately 29% of our debt was at variable interest rates averaging 5.98%.
Notes Payable and Overdrafts, Long Term Debt and Finance Leases due Within One Year and Short Term Financing Arrangements
At March 31, 2026, we had short term committed and uncommitted credit arrangements totaling $790 million, of which $289 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.
The following table presents amounts due within one year:

(In millions)	March 31, 2026	December 31, 2025
Chinese credit facilities	$24	$42
Other foreign and domestic debt	459	464
Notes Payable and Overdrafts	$483	$506
Weighted average interest rate	7.49%	7.62%

4.875% Notes due 2027	$700	$—
7.625% Notes due 2027	120	—
Chinese credit facilities	93	48
Mexican credit facility	200	200
Other foreign and domestic debt (including finance leases)	113	116
Long Term Debt and Finance Leases due Within One Year	$1,226	$364
Weighted average interest rate	5.08%	5.07%
Total obligations due within one year	$1,709	$870
Long Term Debt and Finance Leases and Financing Arrangements
At March 31, 2026, we had long term credit arrangements totaling $9,052 million, of which $2,686 million were unused.

The following table presents long term debt and finance leases, net of unamortized discounts, and interest rates:

	March 31, 2026		December 31, 2025
(In millions)	Amount	Interest Rate	Amount	Interest Rate
Notes:
4.875% due 2027	$700		$700
7.625% due 2027	120		121
7% due 2028	150		150
2.75% Euro Notes due 2028	460		470
5% due 2029	850		850
6.625% due 2030	500		500
5.25% due April 2031	550		550
5.25% due July 2031	600		600
5.625% due 2033	450		450
Credit Facilities:
First lien revolving credit facility due 2030	530	4.90%	—	—
European revolving credit facility due 2028	403	3.50%	—	—
Pan-European accounts receivable facility	173	3.98%	292	3.86%
Mexican credit facility	200	5.79%	200	5.99%
Chinese credit facilities	160	1.69%	150	1.69%
Other foreign and domestic debt(1)	423	8.41%	424	8.32%
	6,269		5,457
Unamortized deferred financing fees	(24)		(26)
	6,245		5,431
Finance lease obligations(2)	257		261
	6,502		5,692
Less portion due within one year	(1,226)		(364)
	$5,276		$5,328

(1)Interest rates are weighted average interest rates primarily related to various foreign credit facilities with customary terms and conditions.
(2)Includes no non-cash financing additions during the three months ended March 31, 2026 and $2 million of non-cash financing additions during the twelve months ended December 31, 2025.

NOTES
At March 31, 2026, we had $4,380 million of outstanding notes, compared to $4,391 million at December 31, 2025.
CREDIT FACILITIES
$2.75 billion Amended and Restated First Lien Revolving Credit Facility due 2030
Our amended and restated first lien revolving credit facility matures on May 19, 2030 and is available in the form of loans or letters of credit. Up to $800 million in letters of credit and $50 million of swingline loans are available for issuance under the facility. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million.
Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under the facility and our subsidiaries' obligations under the related guarantees are secured by first priority security interests in a variety of collateral. Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the greater of 50% of the appraised value, if any, of our principal trademarks or $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion. As of March 31, 2026, our borrowing base, and therefore our availability under this facility, was $505 million below the facility's stated amount of $2.75 billion.

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
At March 31, 2026, we had $530 million of borrowings and $1 million of letters of credit issued under the revolving credit facility. At December 31, 2025, we had no borrowings and $1 million of letters of credit issued under the revolving credit facility.
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
At March 31, 2026, there were $196 million (€170 million) of borrowings outstanding under the all-borrower tranche, $207 million (€180 million) of borrowings outstanding under the German tranche, and no letters of credit outstanding under the European revolving credit facility. At December 31, 2025, we had no borrowings and no letters of credit outstanding under the European revolving credit facility.
Accounts Receivable Securitization Facilities (On-Balance Sheet)
GEBV and certain other of our European subsidiaries are parties to a pan-European accounts receivable securitization facility that expires in 2032. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €30 million and not more than €450 million. For the period from October 2025 through October 2027, the designated maximum amount of the facility is €300 million.
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
At March 31, 2026, the amounts available and utilized under this program totaled $173 million (€150 million). At December 31, 2025, the amounts available and utilized under this program totaled $292 million (€249 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.
For a description of the collateral securing the credit facilities described above as well as the covenants applicable to them, refer to Note to the Consolidated Financial Statements No. 16, Financing Arrangements and Derivative Financial Instruments, in our 2025 Form 10-K.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At March 31, 2026, the gross amount of receivables sold was $833 million, compared to $892 million at December 31, 2025.
Supplier Financing
We have entered into supplier finance programs with several financial institutions. Under these programs, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers. We agree to pay the financial institutions the stated amount of the confirmed invoices from the designated suppliers on the original due dates of the invoices. Invoice payment terms can be up to 120 days based on industry norms for the specific item purchased. We do not pay any fees to the financial institutions, and we do not pledge any assets as security or provide other forms of guarantees for these programs. These programs allow our suppliers to sell their receivables to the financial institutions at the sole discretion of the suppliers and the financial institutions on terms that are negotiated among them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under these programs. The amounts available under these programs were $891 million and $876 million at March 31, 2026 and December 31, 2025, respectively. The amounts confirmed to the financial institutions were $514 million and $551 million at March 31, 2026 and December 31, 2025, respectively, and are included in Accounts Payable — Trade in our Consolidated Balance Sheets. All activity related to these obligations is presented within operating activities on the Consolidated Statements of Cash Flows.
Other Foreign Credit Facilities
A Mexican subsidiary and a U.S. subsidiary have a revolving credit facility in Mexico. At March 31, 2026 and December 31, 2025, the amounts available and utilized under this facility were $200 million. The facility matures on November 22, 2026, has covenants relating to the Mexican and U.S. subsidiaries and has customary representations and warranties and defaults relating to the Mexican and U.S. subsidiaries' ability to perform their respective obligations under the facility.
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
The following table presents the total amounts available and utilized under the Chinese financing arrangements:

(In millions)	March 31, 2026	December 31, 2025
Total available	$830	$854
Amounts utilized:
Notes Payable and Overdrafts	$24	$42
Long Term Debt due Within One Year	93	48
Long Term Debt	67	102
Letters of credit, bank acceptances and other utilization	105	131
Total utilized	$289	$323

Maturities	4/26-11/27	1/26-7/27
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
The following table presents the fair values for foreign currency hedge contracts that do not meet the criteria to be accounted for as cash flow hedging instruments:

(In millions)	March 31, 2026	December 31, 2025
Fair Values — Current asset (liability):
Accounts receivable	$27	$6
Other current liabilities	(10)	(30)
At March 31, 2026 and December 31, 2025, these outstanding foreign currency derivatives had notional amounts of $1,709 million and $1,942 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction gains on derivatives of $13 million for the three months ended March 31, 2026 and net transaction losses on derivatives of $15 million for the three months ended March 31, 2025. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.
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
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheets at March 31, 2026 and December 31, 2025:

	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2026	2025	2026	2025	2026	2025	2026	2025
Assets:
Investments	$12	$13	$12	$13	$—	$—	$—	$—
Foreign Exchange Contracts	27	6	—	—	27	6	—	—
Total Assets at Fair Value	$39	$19	$12	$13	$27	$6	$—	$—

Liabilities:
Foreign Exchange Contracts	$10	$30	$—	$—	$10	$30	$—	$—
Total Liabilities at Fair Value	$10	$30	$—	$—	$10	$30	$—	$—

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding finance leases, at March 31, 2026 and December 31, 2025:

(In millions)	March 31, 2026	December 31, 2025
Fixed Rate Debt:(1)
Carrying amount — liability	$4,484	$4,496
Fair value — liability	4,208	4,422

Variable Rate Debt:(1)
Carrying amount — liability	$1,761	$935
Fair value — liability	1,713	935
(1)Excludes Notes Payable and Overdrafts of $483 million and $506 million at March 31, 2026 and December 31, 2025, respectively, of which $190 million and $216 million, respectively, are at fixed rates and $293 million and $290 million, respectively, are at variable rates. The carrying value of Notes Payable and Overdrafts approximates fair value due to the short term nature of the facilities.

Long term debt with fair values of $4,080 million and $4,291 million at March 31, 2026 and December 31, 2025, respectively, were estimated using quoted Level 1 market prices. The carrying value of the remaining long term debt approximates fair value since the terms of the financing arrangements are similar to terms that could be obtained under current lending market conditions.
NOTE 10. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide employees with defined benefit pension or defined contribution savings plans.
Defined benefit pension cost follows:

	U.S.
	Three Months Ended March 31,
(In millions)	2026	2025
Service cost	$1	$1
Interest cost	32	41
Expected return on plan assets	(43)	(51)
Amortization of net losses	22	24
Net periodic pension cost	$12	$15
Net curtailments/settlements/termination benefits	—	8
Total defined benefit pension cost	$12	$23

	Non-U.S.
	Three Months Ended March 31,
(In millions)	2026	2025
Service cost	$4	$4
Interest cost	25	24
Expected return on plan assets	(23)	(22)
Amortization of prior service cost	1	—
Amortization of net losses	5	5
Net periodic pension cost	$12	$11
Net curtailments/settlements/termination benefits	—	1
Total defined benefit pension cost	$12	$12
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
We also provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. There was no net other postretirement benefits expense for the three months ended March 31, 2026 and 2025.
We expect to contribute approximately $25 million to our funded non-U.S. pension plans in 2026. For the three months ended March 31, 2026, we contributed $3 million to our non-U.S. plans.
The expense recognized for our contributions to defined contribution savings plans for the three months ended March 31, 2026 and 2025 was $29 million and $32 million, respectively.
NOTE 11. STOCK COMPENSATION PLANS
Our Board of Directors granted 1.7 million restricted stock units and 0.7 million performance share units during the three months ended March 31, 2026 under our stock compensation plans. We measure the fair value of grants of restricted stock units and performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $8.72 for restricted stock units and $8.30 for performance share units granted during the three months ended March 31, 2026.
We recognized stock-based compensation expense of $7 million and $6 million during the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $39 million and is expected to be recognized over the remaining vesting period of the respective grants, through the first quarter of 2029.
NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
We have recorded liabilities totaling $79 million at both March 31, 2026 and December 31, 2025 for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $25 million and $22 million were included in Other Current Liabilities at March 31, 2026 and December 31, 2025, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
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
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $146 million and $145 million for anticipated costs related to workers’ compensation at March 31, 2026 and December 31, 2025, respectively. Of these amounts, $28 million were included in Other Current Liabilities as part of Compensation and Benefits at both March 31, 2026 and December 31, 2025. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At March 31, 2026 and December 31, 2025, the liability was discounted using a risk-free rate of return. At March 31, 2026, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $25 million.
General and Product Liability and Other Litigation
We have recorded liabilities for both asserted and unasserted claims totaling $428 million and $417 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at March 31, 2026 and December 31, 2025, respectively. Of these amounts, $89 million and $66 million were included in Other Current Liabilities at March 31, 2026 and December 31, 2025, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at March 31, 2026, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.
We have recorded an indemnification asset within Accounts Receivable of $3 million and within Other Assets of $2 million for Sumitomo Rubber Industries, Ltd. ("SRI's") obligation to indemnify us for certain product liability claims related to products manufactured by a formerly consolidated joint venture entity, subject to certain caps and restrictions.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and federal courts. To date, we have disposed of approximately 167,100 claims by defending, obtaining the dismissal thereof, or entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled $601 million through March 31, 2026 and $597 million through December 31, 2025.
A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by settlement or dismissal in large numbers, the amount and timing of filings, settlements and dismissals and the number of open claims during a particular period can fluctuate significantly.

(Dollars in millions)	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Pending claims, beginning of period	30,400	35,400
New claims filed	250	800
Claims settled/dismissed	(100)	(5,800)
Pending claims, end of period	30,550	30,400
Payments(1)	$4	$16
(1)Represents cash payments made during the period by us and our insurers for asbestos litigation defense and claim resolution.
We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $107 million at both March 31, 2026 and December 31, 2025. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future may result in an increase in the recorded obligation, and that increase could be significant.
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
We recorded an insurance receivable related to asbestos claims of $57 million at both March 31, 2026 and December 31, 2025. We expect that approximately 55% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $10 million was included in Current Assets as part of Accounts Receivable at both March 31, 2026 and December 31, 2025. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers, as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.
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
We disagree with the IRS’s position as stated in the NOPA. We are currently challenging the proposed adjustment through the established IRS administrative procedures and are engaging in settlement discussions with the IRS. If the income recognition associated with the transaction is disallowed in full or in part, we will not be able to use a portion of the deferred tax assets that we utilized to offset the related federal taxes and we will need to write-off those deferred tax assets. However, since our U.S. deferred tax assets are in a full valuation allowance as of March 31, 2026, any such write-off of deferred tax assets would not have a material impact on our results of operations.
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
Binding Commitments and Guarantees
We have off-balance sheet financial guarantees and other commitments totaling $15 million at both March 31, 2026 and December 31, 2025. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. We generally do not require collateral in connection with the issuance of these guarantees.

In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of $46 million to an insurance company related to SRI's obligation to pay certain outstanding workers' compensation claims of a formerly consolidated joint venture entity. As of March 31, 2026, this guarantee amount has been reduced to $15 million. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to continue to decrease over time as the formerly consolidated joint venture entity pays its outstanding claims.
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
We have an agreement to provide a revolving loan commitment to TireHub, LLC. During the first quarter of 2026, the revolving loan commitment decreased from $130 million to $100 million. The carrying value of our net investment in TireHub was $40 million and $44 million, which includes an outstanding loan receivable of $83 million and $103 million, including $1 million and $2 million of interest, at March 31, 2026 and December 31, 2025, respectively, and was included in Other Assets on our Consolidated Balance Sheets. Our investment in TireHub is accounted for under the equity method of accounting and, as such, includes our 50% share of the net income (losses) of TireHub.
NOTE 13. CAPITAL STOCK
Common Stock Repurchases
We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During the first three months of 2026, we did not repurchase any shares from employees.
NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present changes in AOCL, by component, for the three months ended March 31, 2026 and 2025, after tax and minority interest.

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) from Securities	Unrecognized Net Actuarial Losses and Prior Service Costs	Total
Balance at December 31, 2025	$(1,662)	$1	$(1,927)	$(3,588)
Other comprehensive income (loss) before reclassifications	(4)	—	—	(4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	23	23
Balance at March 31, 2026	$(1,666)	$1	$(1,904)	$(3,569)

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) from Securities	Unrecognized Net Actuarial Losses and Prior Service Costs	Total
Balance at December 31, 2024	$(1,705)	$1	$(2,140)	$(3,844)
Other comprehensive income (loss) before reclassifications	16	—	10	26
Amounts reclassified from accumulated other comprehensive income (loss)	10	—	21	31
Balance at March 31, 2025	$(1,679)	$1	$(2,109)	$(3,787)

The following table presents reclassifications out of AOCL:

	Three Months Ended March 31,
	2026	2025
(In millions) (Income) Expense	Amount Reclassified from AOCL		Affected Line Item in the Consolidated Statements of Operations
Component of AOCL
Foreign currency translation adjustment, before tax	$—	$10	Net (Gain) Loss on Asset Sales
Tax effect	—	—	United States and Foreign Taxes
Net of tax	$—	$10	Goodyear Net Income (Loss)

Amortization of prior service cost and unrecognized gains and losses	$24	$25	Other (Income) Expense
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures	—	2	Other (Income) Expense
Unrecognized net actuarial losses and prior service costs, before tax	$24	$27
Tax effect	(1)	(6)	United States and Foreign Taxes
Net of tax	$23	$21	Goodyear Net Income (Loss)

Total reclassifications	$23	$31	Goodyear Net Income (Loss)
The following table presents the details of comprehensive income (loss) attributable to minority shareholders:

	Three Months Ended March 31,
(In millions)	2026	2025
Net Income Attributable to Minority Shareholders	$3	$3
Other Comprehensive Income (Loss):
Foreign currency translation	(3)	3
Other Comprehensive Income (Loss)	$(3)	$3
Comprehensive Income (Loss) Attributable to Minority Shareholders	$—	$6

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
Results of Operations
Our results for the first quarter of 2026 include an 11.6% decrease in tire unit shipments compared to 2025 driven by weakness in the replacement industry and consumer trends, increased competitiveness globally and planned rationalization of lower-tier product offerings. In the first quarter of 2026, we also experienced approximately $50 million of inflationary cost pressures.
Net sales in the first three months of 2026 were $3,881 million, compared to $4,253 million in the first three months of 2025. Net sales decreased in 2026 primarily due to lower global tire volume and the impacts of our divestitures. These decreases were partially offset by the impact of changes in foreign exchange rates globally and favorable price and product mix.
In the first three months of 2026, Goodyear net loss was $249 million, or $0.86 per share, compared to Goodyear net income of $115 million, or $0.40 per share, in the first three months of 2025. The change in Goodyear net income (loss) was primarily due to a gain on the sale of our off-the-road ("OTR") tire business in 2025, lower segment operating income and higher U.S. and Foreign tax expense, partially offset by lower interest expense.
Total segment operating income for the first three months of 2026 was $95 million, compared to $195 million in the first three months of 2025. The $100 million decrease was primarily due to increased conversion costs of $155 million, driven by the effect of lower tire production on fixed cost absorption and inflation, lower tire volume of $87 million, higher tariff costs of $58 million, offset by an estimated tariff refund of $46 million, the impact of divestitures, including $30 million related to the sale of the Chemical business and $13 million related to the sale of the Dunlop brand, excluding the favorable impact of the Dunlop offtake supply agreement of $6 million, higher Selling, Administrative and General expenses (“SAG”) of $17 million, and increased costs related to other-tire related businesses of $9 million. These decreases were partially offset by benefits from our Goodyear Forward transformation plan ("Goodyear Forward") of $107 million, lower raw material costs of $88 million and favorable price and product mix of $15 million. Refer to "Results of Operations —Segment Information" for additional information.
Liquidity
At March 31, 2026 we had $723 million in cash and cash equivalents as well as $2,975 million of unused availability under our various credit agreements, compared to $801 million and $4,421 million, respectively, at December 31, 2025. For the three months ended March 31, 2026, net cash used for operating activities was $718 million, reflecting the Company's cash used for working capital of $650 million and rationalization payments of $83 million. Net cash used for investing activities was $174 million, primarily representing capital expenditures of $175 million. Net cash provided by financing activities was $820 million, primarily due to net borrowings of $807 million. Refer to "Liquidity and Capital Resources" for additional information.
Outlook
A combination of macroeconomic, regulatory and geopolitical uncertainties provides limited visibility to global tire unit volumes for the remainder of 2026. Given our production levels in the first quarter of 2026, we expect unabsorbed overhead to be approximately $90 million in the second quarter of 2026.
We expect our Goodyear Forward plan to deliver approximately $325 million of incremental savings in 2026.
Based on current spot prices, we expect raw material costs to provide a benefit of approximately $100 million in the second quarter of 2026 compared to the second quarter of 2025. In the second half of 2026, we expect raw material costs to be a headwind of approximately $200 million compared to the second half of 2025. Natural and synthetic rubber prices and other commodity prices historically have been volatile, and our raw material costs could change based on future price fluctuations and changes in foreign exchange rates. We continue to focus on price and product mix, to substitute lower cost materials where possible, to work to identify additional substitution opportunities, and to reduce the amount of material required in each tire to minimize the impact of higher raw material costs.
We expect inflation, tariffs and other costs will increase approximately $420 million in 2026, net of expected IEEPA tariff refunds.

Refer also to “Liquidity and Capital Resources” for commentary regarding our outlook on 2026 cash flow; “Forward-Looking Information – Safe Harbor Statement” for a discussion of our use of forward-looking statements; and “Item 1A. Risk Factors” in our 2025 Form 10-K for a discussion of the risk factors that may impact our business, results of operations, financial condition or liquidity.
RESULTS OF OPERATIONS
CONSOLIDATED
Three Months Ended March 31, 2026 and 2025
Net sales in the first three months of 2026 were $3,881 million, a decrease of $372 million, or 8.7%, from $4,253 million in the first three months of 2025. Goodyear net loss was $249 million, or $0.86 per share, in the first three months of 2026, compared to Goodyear net income of $115 million, or $0.40 per share, in the first three months of 2025.
Net sales decreased in the first three months of 2026 primarily due to lower global tire volume of $408 million and the impacts of our divestitures, including $125 million related to the sale of the Chemical business and $94 million related to the sale of the Dunlop brand, excluding the favorable impact of the Dunlop offtake supply agreement of $42 million. These decreases were partially offset by the impact of changes in foreign exchange rates globally of $165 million and favorable price and product mix of $37 million.
Worldwide tire unit sales in the first three months of 2026 were 34.0 million units, decreasing 4.5 million units, or 11.6%, from 38.5 million units in the first three months of 2025 due to weakness in the replacement industry and consumer trends, increased competitiveness globally and planned rationalization of lower-tier product offerings. Replacement tire volume decreased globally by 4.8 million units, or 17.8%. OE tire volume increased by 0.3 million units, or 3.4%, driven by Americas and EMEA.
Cost of Goods Sold ("CGS") in the first three months of 2026 was $3,188 million, decreasing $325 million, or 9.3%, from $3,513 million in the first three months of 2025. CGS decreased primarily due to lower tire volume of $321 million, savings related to the Goodyear Forward plan of $95 million, impacts related to divestitures, including $89 million related to the sale of the Chemical business and $81 million related to the sale of the Dunlop brand, excluding increased offtake supply agreement costs of $36 million, lower raw material costs of $88 million and a decrease in asset write-offs, accelerated depreciation and accelerated lease charges of $27 million. These decreases were partially offset by higher conversion costs of $155 million, foreign currency translation of $134 million, higher tariff costs of $58 million, offset by an estimated tariff refund of $46 million, and a charge related to an expected settlement of a prior year tax matter in one of our foreign locations of $8 million ($8 million after-tax and minority).
CGS in the first three months of 2026 and 2025 included pension expense of $3 million and $2 million, respectively. CGS in the first three months of 2026 included $2 million of incremental savings from rationalization plans. CGS was 82.1% of sales in the first three months of 2026, compared to 82.6% in the first three months of 2025.
SAG in the first three months of 2026 was $668 million, increasing $18 million, or 2.8%, from $650 million in the first three months of 2025. SAG increased primarily due to foreign currency translation of $28 million, increases in inflation of $9 million and higher advertising costs of $4 million. These increases were partially offset by savings related to the Goodyear Forward plan of $9 million, benefits related to divestitures of $6 million, primarily due to the sale of the Chemical business, a decrease in corporate information technology costs of $4 million, and a decrease in asset write-offs, accelerated depreciation and accelerated lease charges of $3 million. SAG in the first three months of 2025 also included costs related to the Goodyear Forward plan of $2 million ($2 million after-tax and minority).
SAG in the first three months of 2026 and 2025 included pension expense of $2 million and $3 million, respectively. SAG in the first three months of 2026 included $3 million of incremental savings from rationalization plans. SAG was 17.2% of sales in the first three months of 2026, compared to 15.3% in the first three months of 2025.
We recorded net rationalization charges of $104 million ($95 million after-tax and minority) in the first three months of 2026 and $81 million ($64 million after-tax and minority) in the first three months of 2025. Net rationalization charges in the first three months of 2026 primarily related to a plan in EMEA to improve its cost structure, the closures of our Fulda and Fürstenwalde, Germany tire manufacturing facilities ("Fulda and Fürstenwalde") and a global SAG plan. Net rationalization charges in the first three months of 2025 primarily related to the elimination of commercial tire production at our Danville, Virginia tire manufacturing facility ("Danville"), the closures of Fulda and Fürstenwalde, and a plan to reduce SAG headcount in Americas and Corporate. For further information, refer to Note to the Consolidated Financial Statements No. 3, Costs Associated with Rationalization Programs.
CGS and SAG in the first three months of 2026 included $16 million ($16 million after-tax and minority) of asset write-offs, accelerated depreciation and accelerated lease charges, primarily related to the closures of Fulda and Fürstenwalde and the announced closure of the Tall Timbers mold plant in Americas. CGS and SAG in the first three months of 2025 included $46 million ($39 million after-tax and minority) of asset write offs, accelerated depreciation and accelerated lease charges, primarily related to Fulda, Fürstenwalde and Danville.
Interest expense in the first three months of 2026 was $95 million, decreasing $20 million, or 17.4%, from $115 million in the first three months of 2025. The average interest rate was 5.76% in the first three months of 2026 compared to 5.82% in the first three months of 2025. The average debt balance was $6,592 million in the first three months of 2026 compared to $7,910 million in the first three months of 2025.
The first three months of 2026 include net gains on asset sales of $3 million ($3 million after-tax and minority), compared to net gains on asset and other sales of $262 million ($237 million after-tax and minority) in the first three months of 2025, primarily due to the gain of $260 million on the sale of the OTR tire business.
Other (Income) Expense in the first three months of 2026 was $9 million of expense, compared to $25 million of expense in the first three months of 2025. The decrease in Other (Income) Expense was primarily due to an increase in royalty and other income of $10 million. The first three months of 2025 also included transaction and other costs of $5 million ($3 million after-tax and minority) related to the sale of the Dunlop brand and a pension settlement charge of $4 million ($3 million after-tax and minority).
For the first three months of 2026, we recorded income tax expense of $66 million on a loss before income taxes of $180 million. Income tax expense for the three months ended March 31, 2026 includes net discrete tax expense of $21 million ($21 million after minority interest), primarily related to an expected settlement of a prior year tax matter in one of our foreign locations. In the first three months of 2025, we recorded income tax expense of $13 million on income before income taxes of $131 million.
We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for the three months ended March 31, 2026 primarily related to losses in U.S. and foreign jurisdictions in which no tax benefits were recorded and the discrete item noted above. The difference between our effective tax rate and the U.S. statutory rate of 21% for the three months ended March 31, 2025 was favorably impacted by gains recognized as a result of the sale of the OTR tire business in foreign jurisdictions where no taxes are recorded, net of losses in foreign jurisdictions in which no tax benefits are recorded.
At March 31, 2026 and December 31, 2025, we had approximately $1.5 billion and $1.4 billion, respectively, of U.S. federal, state and local net deferred tax assets and related valuation allowances totaling $1.5 billion and $1.4 billion, respectively. At both March 31, 2026 and December 31, 2025, we also had foreign net deferred tax assets of approximately $1.5 billion and related valuation allowances of approximately $1.3 billion. Our foreign valuation allowances include a $1.1 billion full valuation allowance on our net deferred tax assets in Luxembourg. Our losses in the U.S. and various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances on our U.S. and foreign deferred tax assets will exist within the next twelve months.
The Organisation for Economic Co-operation and Development ("OECD") has published the Pillar Two model rules which adopt a global corporate minimum tax of 15% for multinational enterprises with average revenue in excess of €750 million. Certain jurisdictions in which we operate enacted legislation consistent with one or more of the OECD Pillar Two model rules effective in 2024. The model rules include minimum domestic top-up taxes, income inclusion rules, and undertaxed profit rules all aimed to ensure that multinational corporations pay a minimum effective corporate tax rate of 15% in each jurisdiction in which they operate. We do not expect the Pillar Two model rules to materially impact our annual effective tax rate in 2026. However, we are continuing to evaluate the Pillar Two model rules and related developments, including the side-by-side safe harbor package for U.S.-based multinationals, and their potential impact on future periods.
For further information regarding income taxes and the realizability of our deferred tax assets, refer to Note to the Consolidated Financial Statements No. 5, Income Taxes.
Minority shareholders’ net income was $3 million in both the first three months of 2026 and 2025.
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
Total segment operating income for the first quarter of 2026 was $95 million, a decrease of $100 million, or 51.3%, from $195 million in the first quarter of 2025. Total segment operating margin in the first quarter of 2026 was 2.4%, compared to 4.6% in the first quarter of 2025.
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
Americas

	Three Months Ended March 31,
(In millions)	2026	2025	Change	Percent Change
Tire Units	15.3	18.4	(3.1)	(17.0)%
Net Sales	$2,063	$2,502	$(439)	(17.5)%
Operating Income	37	155	(118)	(76.1)%
Operating Margin	1.8%	6.2%
Three Months Ended March 31, 2026 and 2025
Americas unit sales in the first three months of 2026 decreased 3.1 million units, or 17.0%, to 15.3 million units. Replacement tire volume decreased 3.4 million units, or 23.2%, primarily due to weakness in the replacement industry and consumer trends, as well as increased competitiveness and planned rationalization of lower-tier product offerings. OE tire volume increased 0.3 million units, or 8.2%, primarily in the U.S. and Brazil.
Net sales in the first three months of 2026 were $2,063 million, decreasing $439 million, or 17.5%, from $2,502 million in the first three months of 2025. The decrease in net sales was primarily due to lower tire volume of $341 million and the impact of the sale of the Chemical business of $125 million. These decreases were partially offset by the positive impact of changes in foreign exchange rates of $40 million, primarily related to the strengthening of the Brazilian real and Mexican peso.
Operating income in the first three months of 2026 was $37 million, decreasing $118 million, or 76.1%, from $155 million in the first three months of 2025. The decrease in operating income was due to higher conversion costs of $101 million, driven by the effect of lower tire production on fixed cost absorption and inflation, lower tire volume of $75 million, higher tariff costs of $58 million, offset by an estimated tariff refund of $46 million, the impact of the sale of the Chemical business of $31 million, unfavorable price and product mix of $25 million, and higher SAG of $18 million, primarily driven by higher advertising costs. These decreases were partially offset by a $75 million benefit related to the Goodyear Forward plan and lower raw material costs of $63 million.
Operating income in the first three months of 2026 excluded net rationalization charges of $11 million and asset write-offs, accelerated depreciation and accelerated lease costs of $7 million. Operating income in the first three months of 2025 excluded net rationalization charges of $62 million, asset write-offs, accelerated depreciation and accelerated lease costs of $28 million, and net gains on asset sales of $1 million.
Europe, Middle East and Africa

	Three Months Ended March 31,
(In millions)	2026	2025	Change	Percent Change
Tire Units	11.2	12.3	(1.1)	(8.5)%
Net Sales	$1,363	$1,277	$86	6.7%
Operating Income (Loss)	1	(5)	6	N/M
Operating Margin	0.1%	(0.4%)
Three Months Ended March 31, 2026 and 2025
EMEA unit sales in the first three months of 2026 decreased 1.1 million units, or 8.5%, to 11.2 million units. Replacement tire volume decreased 1.3 million units, or 15.2%, primarily in our consumer business, reflecting market softness, increased competition and planned rationalization of lower-tier product offerings. OE tire volume increased 0.2 million units, or 8.1%, primarily in our consumer business, reflecting share gains driven by new fitments.

Net sales in the first three months of 2026 were $1,363 million, increasing $86 million, or 6.7%, from $1,277 million in the first three months of 2025. The increase in net sales was primarily driven by the positive impact of changes in foreign exchange rates of $122 million, driven by a stronger euro, British pound and Polish zloty, partially offset by a weaker Turkish lira, improvements in price and product mix of $55 million, and higher sales in the other tire-related businesses of $11 million, primarily due to growth in fleet solutions. These increases were partially offset by the impact of the sale of the Dunlop brand of $93 million, excluding the favorable impact of the offtake supply agreement of $42 million, and lower tire volume of $51 million.
Operating income in the first three months of 2026 was $1 million, increasing $6 million from an operating loss of $5 million in the first three months of 2025. The change in operating income (loss) was primarily due to favorable price and product mix of $36 million, benefits related to the Goodyear Forward plan of $26 million and lower raw material costs of $16 million. These increases were partially offset by higher conversion costs of $51 million, lower earnings related to the sale of the Dunlop brand of $13 million, excluding the favorable impact of the offtake supply agreement of $6 million, lower tire volume of $8 million, foreign currency translation of $4 million, and higher administrative and professional expenses of $2 million.
Operating income in the first three months of 2026 excluded net rationalizations charges of $85 million, asset write-offs, accelerated depreciation and accelerated lease costs of $8 million and net gains on asset sales of $1 million. Operating income in the first three months of 2025 excluded asset write-offs, accelerated depreciation and accelerated lease costs of $16 million, net rationalization charges of $12 million and net gains on asset sales of $1 million.
Asia Pacific

	Three Months Ended March 31,
(In millions)	2026	2025	Change	Percent Change
Tire Units	7.5	7.8	(0.3)	(3.8)%
Net Sales	$455	$474	$(19)	(4.0)%
Operating Income	57	45	12	26.7%
Operating Margin	12.5%	9.5%
Three Months Ended March 31, 2026 and 2025
Asia Pacific unit sales in the first three months of 2026 decreased 0.3 million units, or 3.8%, to 7.5 million units. Replacement tire volume decreased 0.1 million units, or 2.3%, due to softness in consumer replacement. OE tire volume decreased 0.2 million units, or 5.1%, primarily in China.
Net sales in the first three months of 2026 were $455 million, decreasing $19 million, or 4.0%, from $474 million in the first three months of 2025. The decrease in net sales was primarily due to lower tire volume of $16 million and unfavorable price and product mix of $6 million. These decreases were partially offset by the positive impact of changes in foreign exchange rates of $3 million.
Operating income in the first three months of 2026 was $57 million, increasing $12 million, or 26.7%, from $45 million in the first three months of 2025. The increase in operating income was primarily due to lower raw material costs of $9 million, benefits related to the Goodyear Forward plan of $6 million, and favorable price and product mix of $4 million. These increases were partially offset by lower tire volume of $4 million and higher conversion costs of $3 million.
Operating income in the first three months of 2026 excluded net rationalization charges of $1 million and asset write-offs, accelerated depreciation and accelerated lease costs of $1 million. Operating income in the first three months of 2025 excluded asset write-offs, accelerated depreciation and accelerated lease costs of $2 million and net rationalization charges of $1 million.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.
At March 31, 2026, we had $723 million in cash and cash equivalents, compared to $801 million at December 31, 2025. For the three months ended March 31, 2026, net cash used for operating activities was $718 million, reflecting the Company's cash used for working capital of $650 million and rationalization payments of $83 million. Net cash used for investing activities was $174 million, primarily representing capital expenditures of $175 million. Net cash provided by financing activities was $820 million, primarily due to net borrowings of $807 million.

At March 31, 2026, we had $2,975 million of unused availability under our various credit agreements, compared to $4,421 million at December 31, 2025. The table below presents unused availability under our credit facilities at those dates:

(In millions)	March 31, 2026	December 31, 2025
First lien revolving credit facility	$1,713	$2,749
European revolving credit facility	518	940
Chinese credit facilities	541	531
Other foreign and domestic debt	203	201
	$2,975	$4,421
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
We expect our 2026 full-year cash flow needs to include capital expenditures of approximately $725 million. We also expect interest expense to be approximately $425 million; rationalization payments to be approximately $225 million; income tax payments to be $150 million to $175 million, excluding one time items; and cash contributions to our global pension plans to be approximately $25 million. We are targeting working capital to be a source of cash of approximately $100 million in 2026.
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
Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, South Africa, Serbia and Argentina, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, South African, Serbian and Argentinian subsidiaries, which are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At March 31, 2026, approximately $771 million of net assets, including approximately $187 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China, South Africa, Serbia and Argentina have not adversely impacted our ability to make transfers out of those countries.
Operating Activities
Net cash used for operating activities was $718 million in the first three months of 2026, compared to net cash used for operating activities of $538 million in the first three months of 2025. The $180 million increase in net cash used for operating activities was primarily due to $185 million in cash received in 2025 for deferred amounts related to the trademark license and product supply agreements associated with the sale of our OTR tire business and lower segment operating income of $100 million, partially offset by a lower use of working capital of $100 million.
The decrease in cash used for working capital reflects a decrease in cash used for Accounts Receivable of $156 million and Inventory of $71 million, partially offset by an increase in cash used for Accounts Payable — Trade of $127 million.

Investing Activities
Net cash used for investing activities was $174 million in the first three months of 2026, compared to net cash provided by investing activities of $432 million in the first three months of 2025. The $606 million increase in net cash used for investing activities was primarily due to cash provided by asset dispositions of $720 million in the first three months of 2025 due to the sale of the OTR tire business, partially offset by decreased capital expenditures of $84 million.
Financing Activities
Net cash provided by financing activities was $820 million in the first three months of 2026, compared to net cash provided by financing activities of $211 million in the first three months of 2025. The $609 million increase in cash provided by financing activities was primarily related to net borrowings of $807 million in the first three months of 2026, compared to net borrowings of $198 million in the first three months of 2025.
Credit Sources
In aggregate, we had total credit arrangements of $9,842 million available at March 31, 2026, of which $2,975 million were unused, compared to $10,525 million available at December 31, 2025, of which $4,421 million were unused. At March 31, 2026, we had long term credit arrangements totaling $9,052 million, of which $2,686 million were unused, compared to $9,707 million and $4,145 million, respectively, at December 31, 2025. At March 31, 2026, we had short term committed and uncommitted credit arrangements totaling $790 million, of which $289 million were unused, compared to $818 million and $276 million, respectively, at December 31, 2025. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lenders and may be terminated at any time.
Outstanding Notes
At March 31, 2026, we had $4,380 million of outstanding notes, compared to $4,391 million at December 31, 2025.
$2.75 billion Amended and Restated First Lien Revolving Credit Facility due 2030
Our amended and restated first lien revolving credit facility matures on May 19, 2030 and is available in the form of loans or letters of credit. Up to $800 million in letters of credit and $50 million of swingline loans are available for issuance under the facility. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million.
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
Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the greater of 50% of the appraised value, if any, of our principal trademarks or $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we would be required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of March 31, 2026, our borrowing base, and therefore our availability under the facility, was $505 million below the facility's stated amount of $2.75 billion.
At March 31, 2026, we had $530 million of borrowings and $1 million of letters of credit issued under the revolving credit facility. At December 31, 2025, we had no borrowings and $1 million of letters of credit issued under the revolving credit facility.
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
At March 31, 2026, there were $196 million (€170 million) of borrowings outstanding under the all-borrower tranche, $207 million (€180 million) of borrowings outstanding under the German tranche, and no letters of credit outstanding under the

European revolving credit facility. At December 31, 2025, we had no borrowings and no letters of credit outstanding under the European revolving credit facility.
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
Accounts Receivable Securitization Facilities (On-Balance Sheet)
GEBV and certain other of our European subsidiaries are parties to a pan-European accounts receivable securitization facility that expires in 2032. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €30 million and not more than €450 million. For the period from October 2025 through October 2027, the designated maximum amount of the facility is €300 million.
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
At March 31, 2026, the amounts available and utilized under this program totaled $173 million (€150 million). At December 31, 2025, the amounts available and utilized under this program totaled $292 million (€249 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At March 31, 2026, the gross amount of receivables sold was $833 million, compared to $892 million at December 31, 2025.
Letters of Credit
At March 31, 2026, we had $203 million in letters of credit issued under bilateral letter of credit agreements and other foreign credit facilities. The majority of these letter of credit agreements are in lieu of security deposits.
Supplier Financing
We have entered into supplier finance programs with several financial institutions. Under these programs, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers. We agree to pay the financial institutions the stated amount of the confirmed invoices from the designated suppliers on the original due dates of the invoices. Invoice payment terms can be up to 120 days based on industry norms for the specific item purchased. We do not pay any fees to the financial institutions and we do not pledge any assets as security or provide other forms of guarantees for these programs. These programs allow our suppliers to sell their receivables to the financial institutions at the sole discretion of the suppliers and the financial institutions on terms that are negotiated among them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under these programs. The amounts available under these programs were $891 million and $876 million at March 31, 2026 and December 31, 2025, respectively. The amounts confirmed to the financial institutions were $514 million and $551 million at March 31, 2026 and December 31, 2025, respectively, and are included in Accounts Payable — Trade in our Consolidated Balance Sheets. All activity related to these obligations is presented within operating activities on the Consolidated Statements of Cash Flows.
Further Information
For a further description of the terms of our outstanding notes, first lien revolving credit facility, European revolving credit facility and pan-European accounts receivable securitization facility, refer to Note to the Consolidated Financial Statements No. 16, Financing Arrangements and Derivative Financial Instruments, in our 2025 Form 10‑K and Note to the Consolidated Financial Statements No. 8, Financing Arrangements and Derivative Financial Instruments, in this Form 10-Q.

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
We have an additional financial covenant in our first lien revolving credit facility that is currently not applicable. We become subject to that financial covenant when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $275 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for the most recent period of four consecutive fiscal quarters. As of March 31, 2026, our unused availability under this facility of $1,713 million, plus our Available Cash of $113 million, totaled $1,826 million, which is in excess of $275 million.
In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first lien revolving credit facility that are described above, similar non-financial covenants specifically applicable to GEBV and its subsidiaries, and a financial covenant applicable only to GEBV and its subsidiaries. This financial covenant provides that we are not permitted to allow GEBV’s ratio of Consolidated Net GEBV Indebtedness to Consolidated GEBV EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net GEBV Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GEBV and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries, and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net GEBV Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At March 31, 2026, we were in compliance with this financial covenant.
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
At March 31, 2026, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.
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
We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During the first three months of 2026, we did not repurchase any shares from employees.
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

	Summarized Balance Sheets
(In millions)	March 31, 2026	December 31, 2025
Total Current Assets(1)	$5,169	$5,058
Total Non-Current Assets	5,891	5,948

Total Current Liabilities	$3,721	$3,121
Total Non-Current Liabilities	6,544	6,929
(1)Includes receivables due from Non-Guarantor Subsidiaries of $1,459 million and $1,574 million as of March 31, 2026 and December 31, 2025, respectively.

	Summarized Statements of Operations
(In millions)	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Net Sales	$1,885	$10,348
Cost of Goods Sold	1,614	8,530
Selling, Administrative and General Expense	372	1,505
Goodwill and Intangible Asset Impairment	—	674
Rationalizations	15	133
Interest Expense	80	385
Other (Income) Expense	(34)	(159)
Net (Gain) Loss on Asset Sales	(2)	(254)
Income (Loss) before Income Taxes	$(160)	$(466)

Net Income (Loss)(2)	$(172)	$(1,851)
Goodyear Net Income (Loss)(2)	$(172)	$(1,851)
(2)Includes income from intercompany transactions with Non-Guarantor Subsidiaries of $112 million for the three months ended March 31, 2026, primarily from royalties, intercompany product sales, dividends and interest, and $557 million for the year ended December 31, 2025, primarily from royalties, dividends, interest and intercompany product sales.

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
Goodwill and Intangible Assets totaled $43 million and $658 million, respectively, at March 31, 2026, compared to $42 million and $663 million, respectively, at December 31, 2025. All goodwill was associated with the reporting unit in our Asia Pacific segment at March 31, 2026 and December 31, 2025.
Goodwill and intangible assets with indefinite useful lives are not amortized but are assessed for impairment annually on October 31 with the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of the reporting unit or indefinite-lived intangible asset to its carrying value. In addition to the annual assessment, impairment evaluation is considered during interim periods when events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. During our annual impairment assessment and in subsequent interim periods, we review events that occur or circumstances that change, including the macroeconomic environment, our business performance and our market capitalization, to determine if a quantitative impairment assessment is necessary. We review our business performance and the macroeconomic environment against our recent expectations and evaluate book value compared to market capitalization, including fluctuations in our stock price, to determine if this could be an indicator of potential impairment. Consideration is given as to whether a fluctuation in our stock price is a result of current market conditions, due to a transitory event or an event that is expected to continue to affect us, or is consistent with our historical stock price volatility. We also consider these factors compared to the results of our most recent quantitative impairment assessment.
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
In the first quarter of 2026, macroeconomic factors and geopolitical events adversely impacted our results and contributed to a decline in our volume. We considered the impact on the fair value of our goodwill reporting unit and indefinite-lived intangible assets. During this review, we considered the nature and extent of current market conditions, forecasts for reporting units and individual brands, as well as the quantitative analysis performed during our annual 2025 impairment test. Based on our review of external and internal factors compared to our latest quantitative assessment, we determined it was not more likely than not that the fair value of our goodwill or indefinite-lived intangible assets is less than the respective carrying value, and thus, a triggering event had not occurred which would require an interim impairment test to be performed. We will continue to monitor our results and market conditions to determine if a future analysis would be required. The fair value of the indefinite-lived intangible assets is sensitive to differences between estimated and actual revenue, including changes in the discount rate and royalty rate used to evaluate the fair value of these assets. Although we believe our estimate of fair value is reasonable, the indefinite-lived intangible asset performance is dependent on our ability to execute our business plan. If our future financial performance falls below our expectations, which may include a continued and sustained decline in volumes, or there are adverse revisions to significant assumptions, including projected revenues, discount rates or royalty rates, this could be indicative that the fair values of these indefinite-lived intangible assets have declined below their carrying values, and therefore we may need to record a material, non-cash impairment charge in a future period.

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
•the ultimate availability, timing and amount of any refunds of IEEPA tariffs remains uncertain, and the amount, if any, that we ultimately recover may differ from the amount we previously paid or be materially delayed;
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
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At March 31, 2026, approximately 29% of our debt was at variable interest rates averaging 5.98%.
The following table presents information about long term fixed rate debt, excluding finance leases, at March 31, 2026:

(In millions)
Carrying amount — liability	$4,484
Fair value — liability	4,208
Pro forma fair value — liability	4,439
The pro forma information assumes a 100 basis point decrease in market interest rates at March 31, 2026, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.
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
The following table presents net foreign currency contract information at March 31, 2026:

(In millions)
Fair value — asset (liability)	$17
Pro forma decrease in fair value	(171)
Contract maturities	4/26-4/27
The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at March 31, 2026, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
Fair values are recognized on the Consolidated Balance Sheet at March 31, 2026 as follows:

(In millions)
Current asset (liability):
Accounts receivable	$27
Other current liabilities	(10)
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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2026 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Asbestos Litigation
As reported in our Form 10-K for the year ended December 31, 2025, we were one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 30,400 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the first three months of 2026, approximately 250 claims were filed against us and approximately 100 were settled or dismissed. The amounts expended on asbestos defense and claim resolution by us and our insurers during the first three months of 2026 was $4 million. At March 31, 2026, there were approximately 30,550 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. Refer to Note to the Consolidated Financial Statements No. 12, Commitments and Contingent Liabilities, for additional information on asbestos litigation.
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
In addition, a number of civil lawsuits have been subsequently filed in the United States and elsewhere against companies active in the tire industry, including us, alleging violations of antitrust laws with respect to new replacement tires for passenger cars, vans, trucks and busses sold in the relevant jurisdictions, and similar additional lawsuits could be brought against us in the future. The U.S. lawsuits have been transferred to a multidistrict litigation in the U.S. District Court for the Northern District of Ohio. On February 25, 2025, the District Court granted our motion to dismiss the U.S. lawsuits and, on March 31, 2026, the District Court denied the plaintiffs’ motions for leave to file amended complaints. We intend to continue to defend these lawsuits, the ultimate outcome of which cannot be predicted at this time.
Other Matters
In addition to the legal proceedings described above and in our 2025 Form 10-K and quarterly reports on Form 10-Q, various other legal actions, indirect tax assessments, claims and governmental investigations and proceedings covering a wide range of matters are pending against us, including claims and proceedings relating to several waste disposal sites that have been identified by the United States Environmental Protection Agency and similar agencies of various states or foreign jurisdictions for remedial investigation and cleanup, which sites were allegedly used by us in the past for the disposal of industrial waste materials. Based on available information and other than as described in our 2025 Form 10-K and quarterly reports on Form 10-Q, we do not consider any such action, assessment, claim, investigation or proceeding to be material, within the meaning of that term as used in Item 103 of Regulation S-K and the instructions thereto. As permitted by SEC regulations, we use a threshold of $1 million for purposes of determining whether disclosure is required with respect to any environmental proceedings in which a governmental authority is a party and we reasonably believe that such proceeding will result in monetary sanctions (exclusive of interest and costs).
For additional information regarding our legal proceedings, refer to Note to the Consolidated Financial Statements No. 20, Commitments and Contingent Liabilities, and Part I, Item 3, Legal Proceedings, in our 2025 Form 10-K, and Note to the Consolidated Financial Statements No. 12, Commitments and Contingent Liabilities, in this Form 10-Q.
ITEM 1A. RISK FACTORS.
Refer to “Item 1A. Risk Factors” in our 2025 Form 10-K for a discussion of our risk factors.
ITEM 5. OTHER INFORMATION.
During the quarterly period ended March 31, 2026, none of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.
ITEM 6. EXHIBITS.
Refer to the Index of Exhibits, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2026
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

	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	May 7, 2026	By	/s/ MARGARET V. SNYDER
Margaret V. Snyder, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the Principal Accounting Officer of the Registrant.)