Form 10-Q
period 2026-06-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2026-08-06
CIK 42582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at July 31, 2026:	287,898,737

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 5. OTHER INFORMATION
EX-22.1
EX-31.1
EX-31.2
EX-32.1
EX-101.INS INSTANCE DOCUMENT
EX-101.SCH SCHEMA DOCUMENT
EX-104

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Net Sales (Note 2)	$4,250	$4,465	$8,131	$8,718
Cost of Goods Sold	3,569	3,705	6,757	7,218
Selling, Administrative and General Expense	703	692	1,371	1,342
Rationalizations (Note 3)	29	59	133	140
Interest Expense	105	112	200	227
Other (Income) Expense (Note 4)	22	31	31	56
Net (Gain) Loss on Asset Sales	(17)	(439)	(20)	(701)
Income (Loss) before Income Taxes	(161)	305	(341)	436
United States and Foreign Tax Expense (Note 5)	46	24	112	37
Net Income (Loss)	(207)	281	(453)	399
Less: Minority Shareholders’ Net Income (Loss)	(3)	27	—	30
Goodyear Net Income (Loss)	$(204)	$254	$(453)	$369
Goodyear Net Income (Loss) — Per Share of Common Stock
Basic	$(0.71)	$0.88	$(1.57)	$1.28
Weighted Average Shares Outstanding (Note 6)	289	287	289	287
Diluted	$(0.71)	$0.87	$(1.57)	$1.27
Weighted Average Shares Outstanding (Note 6)	289	290	289	290
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Net Income (Loss)	$(207)	$281	$(453)	$399
Other Comprehensive Income (Loss):
Foreign currency:
Foreign currency translation, net of tax of $0 and $0 in 2026 ($4 and $6 in 2025)	9	(7)	2	12
Reclassification adjustment for amounts recognized in income, net of tax of $0 and $0 in 2026 ($0 and $0 in 2025)	—	(2)	—	8
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $1 and $2 in 2026 ($7 and $13 in 2025)	23	19	46	38
Change in net actuarial gains and losses, net of tax of $0 and $0 in 2026 (($1) and $2 in 2025)	2	(2)	2	8
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures, net of tax of $0 and $0 in 2026 ($0 and $0 in 2025)	—	—	—	2
Other Comprehensive Income (Loss)	34	8	50	68
Comprehensive Income (Loss)	(173)	289	(403)	467
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	(4)	32	(4)	38
Goodyear Comprehensive Income (Loss)	$(169)	$257	$(399)	$429
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share data)	June 30, 2026	December 31, 2025
Assets:
Current Assets:
Cash and Cash Equivalents	$861	$801
Accounts Receivable, less Allowance — $84 ($89 in 2025)	2,728	2,341
Inventories:
Raw Materials	633	616
Work in Process	193	195
Finished Products	3,090	2,761
	3,916	3,572
Assets Held for Sale (Note 1)	—	58
Prepaid Expenses and Other Current Assets	407	446
Total Current Assets	7,912	7,218
Goodwill	44	42
Intangible Assets	651	663
Deferred Income Taxes (Note 5)	352	348
Other Assets	1,121	1,096
Operating Lease Right-of-Use Assets	972	998
Property, Plant and Equipment, less Accumulated Depreciation — $12,400 ($12,390 in 2025)	7,598	7,843
Total Assets	$18,650	$18,208

Liabilities:
Current Liabilities:
Accounts Payable — Trade	$3,878	$3,879
Compensation and Benefits (Notes 10 and 11)	575	578
Other Current Liabilities	1,215	1,259
Notes Payable and Overdrafts (Note 8)	359	506
Operating Lease Liabilities due Within One Year	191	196
Long Term Debt and Finance Leases due Within One Year (Note 8)	1,059	364
Total Current Liabilities	7,277	6,782
Operating Lease Liabilities	832	862
Long Term Debt and Finance Leases (Note 8)	5,772	5,328
Compensation and Benefits (Notes 10 and 11)	765	787
Deferred Income Taxes (Note 5)	102	105
Other Long Term Liabilities	901	941
Total Liabilities	15,649	14,805
Commitments and Contingent Liabilities (Note 12)
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 288 million in 2026 (286 million in 2025)	288	286
Capital Surplus	3,178	3,175
Retained Earnings	2,907	3,360
Accumulated Other Comprehensive Loss (Note 14)	(3,534)	(3,588)
Goodyear Shareholders’ Equity	2,839	3,233
Minority Shareholders’ Equity — Nonredeemable	162	170
Total Shareholders’ Equity	3,001	3,403
Total Liabilities and Shareholders’ Equity	$18,650	$18,208
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Goodyear Shareholders' Equity	Minority Shareholders' Equity — Non- Redeemable	Total Shareholders' Equity
(In millions, except share data)	Shares	Amount
Balance at December 31, 2025
(after deducting 38,040,862 common treasury shares)	286,247,045	$286	$3,175	$3,360	$(3,588)	$3,233	$170	$3,403
Net income (loss)				(249)		(249)	3	(246)
Other comprehensive income (loss)					19	19	(3)	16
Total Comprehensive Income (Loss)						(230)	—	(230)
Stock-based compensation plans			8			8		8
Common stock issued from treasury	1,125,762	1	(8)			(7)		(7)
Balance at March 31, 2026
(after deducting 36,915,100 common treasury shares)	287,372,807	$287	$3,175	$3,111	$(3,569)	$3,004	$170	$3,174
Net income (loss)				(204)		(204)	(3)	(207)
Other comprehensive income (loss)					35	35	(1)	34
Total Comprehensive Income (Loss)						(169)	(4)	(173)
Stock-based compensation plans			4			4		4
Dividends declared							(4)	(4)
Common stock issued from treasury	285,377	1	(1)					—
Balance at June 30, 2026
(after deducting 36,629,723 common treasury shares)	287,658,184	$288	$3,178	$2,907	$(3,534)	$2,839	$162	$3,001
There were no dividends declared or paid during the three and six months ended June 30, 2026.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2026	2025
Cash Flows from Operating Activities:
Net Income (Loss)	$(453)	$399
Adjustments to Reconcile Net Income (Loss) to Cash Flows from Operating Activities:
Depreciation and Amortization	474	544
Amortization and Write-Off of Debt Issuance Costs	6	10
Provision for Deferred Income Taxes (Note 5)	(8)	(55)
Net Pension Curtailments and Settlements	—	4
Net Rationalization Charges (Note 3)	133	140
Rationalization Payments	(123)	(204)
Net (Gain) Loss on Asset Sales	(20)	(701)
Operating Lease Expense	150	159
Operating Lease Payments	(137)	(141)
Pension Contributions and Direct Payments	(22)	(53)
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(340)	(498)
Inventories	(340)	(512)
Accounts Payable — Trade	60	(59)
Compensation and Benefits	39	2
Other Current Liabilities	(21)	312
Other Assets and Liabilities	(18)	(65)
Total Cash Flows from Operating Activities	(620)	(718)
Cash Flows from Investing Activities:
Capital Expenditures	(342)	(466)
Asset Dispositions	3	1,328
Other Transactions	—	(25)
Total Cash Flows from Investing Activities	(339)	837
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	362	557
Short Term Debt and Overdrafts Paid	(506)	(632)
Long Term Debt Incurred	5,803	8,888
Long Term Debt Paid	(4,630)	(8,925)
Other Transactions	(9)	5
Total Cash Flows from Financing Activities	1,020	(107)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(6)	26
Net Change in Cash, Cash Equivalents and Restricted Cash	55	38
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	910	864
Cash, Cash Equivalents and Restricted Cash at End of the Period	$965	$902
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
Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2026.
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
Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if an indicator of impairment is present. Intangible assets with finite lives are amortized over their useful lives and are reviewed for impairment whenever events or circumstances warrant such review. Goodwill and intangible assets are written down to fair value if considered impaired. Goodwill and Intangible Assets totaled $44 million and $651 million, respectively, at June 30, 2026, compared to $42 million and $663 million, respectively, at December 31, 2025. All goodwill was associated with the reporting unit in our Asia Pacific segment at June 30, 2026 and December 31, 2025.
In the second quarter of 2026, we experienced continued volume declines, primarily in Americas and Europe, Middle East and Africa (“EMEA”). We viewed this event as a triggering event and performed a quantitative analysis of the fair value of $425 million of our indefinite-lived intangible assets related to the acquisition of Cooper Tire as of June 30, 2026. Based on the results of the quantitative impairment assessments, the fair value of the indefinite-lived intangible assets approximated their respective carrying values. We determined the fair value of the indefinite-lived intangible assets using the relief-from-royalty method, which calculates the cost savings associated with owning rather than licensing the assets. The most critical assumptions used in the calculation of the fair value are projected revenue, discount rate and royalty rate. The fair value of the indefinite-lived intangible assets is sensitive to differences between estimated and actual revenue, including changes in the discount rate and royalty rate used to evaluate the fair value of these assets. Although we believe our estimate of fair value is reasonable, the performance of these indefinite-lived intangible assets is dependent on our ability to execute our business plan. If our future financial performance falls below our expectations or there are adverse revisions to significant assumptions, including projected revenues, discount rates or royalty rates, this could be indicative that the fair values of these indefinite-lived intangible assets have declined below their carrying values, and therefore we may need to record a material, non-cash impairment charge in a future period.
At June 30, 2026, after evaluating macroeconomic conditions and our current and future results of operations, we concluded that there were no triggering events and it was not more likely than not that the fair value of goodwill of our reporting unit within our Asia Pacific segment was less than its respective carrying value and, therefore, did not have any impairment.

Tariff Refunds
The International Emergency Economic Powers Act ("IEEPA") was used by President Trump to impose tariffs on imports. On December 10, 2025, we filed a lawsuit in the U.S. Court of International Trade challenging the IEPPA tariffs. On February 20, 2026, the U.S. Supreme Court ruled that IEEPA does not authorize the President to impose tariffs. The Court of International Trade has ordered U.S. Customs and Border Protection ("CBP") to begin refunding tariffs imposed under IEEPA. On April 20, 2026, we submitted our claim for a refund of the IEEPA tariffs through the CBP portal established to process such claims.
We applied the loss recovery model and determined that the receipt of the refund of the previously paid IEEPA tariffs is probable. In the first quarter of 2026, we estimated the amount of the probable refund to be $60 million, of which $46 million was recognized as a reduction to cost of goods sold, $12 million was applied as a reduction to tariffs that remained in inventory, and $2 million was accrued as an other liability associated with contractual terms. We received IEEPA tariff refunds of $42 million in the second quarter of 2026.
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
Restricted Cash
The following table provides a reconciliation of Cash, Cash Equivalents and Restricted Cash as reported within the Consolidated Statements of Cash Flows:

	June 30,
(In millions)	2026	2025
Cash and Cash Equivalents	$861	$785
Restricted Cash	104	117
Total Cash, Cash Equivalents and Restricted Cash	$965	$902

Restricted Cash primarily represents amounts required to be set aside for accounts receivable factoring programs. The restrictions lapse when cash from factored accounts receivable is remitted to the purchaser of those receivables. Restricted cash also includes amounts collected in connection with ongoing agreements related to the sale of our off-the-road ("OTR") tire business. At both June 30, 2026 and 2025, restricted cash was recorded in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets.
Reclassifications and Adjustments
Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.

NOTE 2. NET SALES
The following tables show disaggregated net sales from contracts with customers by major source:

	Three Months Ended June 30, 2026
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Tire unit sales	$1,979	$1,126	$471	$3,576
Other tire and related sales	206	202	24	432
Retail services and service related sales	191	44	—	235
Chemical sales	4	—	—	4
Other	2	—	1	3
Net Sales by reportable segment	$2,382	$1,372	$496	$4,250

	Three Months Ended June 30, 2025
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Tire unit sales	$2,132	$1,120	$434	$3,686
Other tire and related sales	199	181	25	405
Retail services and service related sales	196	43	—	239
Chemical sales	126	—	—	126
Other	9	—	—	9
Net Sales by reportable segment	$2,662	$1,344	$459	$4,465

	Six Months Ended June 30, 2026
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Tire unit sales	$3,676	$2,290	$904	$6,870
Other tire and related sales	387	362	45	794
Retail services and service related sales	366	83	—	449
Chemical sales	11	—	—	11
Other	5	—	2	7
Net Sales by reportable segment	$4,445	$2,735	$951	$8,131

	Six Months Ended June 30, 2025
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Tire unit sales	$4,140	$2,236	$885	$7,261
Other tire and related sales	374	305	46	725
Retail services and service related sales	377	80	—	457
Chemical sales	259	—	—	259
Other	14	—	2	16
Net Sales by reportable segment	$5,164	$2,621	$933	$8,718
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

When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue included in Other Current Liabilities in the Consolidated Balance Sheets totaled $33 million and $34 million at June 30, 2026 and December 31, 2025, respectively. Deferred revenue included in Other Long Term Liabilities in the Consolidated Balance Sheets totaled $64 million and $76 million at June 30, 2026 and December 31, 2025, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met. Revenue deferred at June 30, 2026 primarily relates to the product supply agreement we entered into with Yokohama in connection with the sale of our OTR tire business.
The following table presents the balance of deferred revenue related to contracts with customers, and changes during the six months ended June 30, 2026:

(In millions)
Balance at December 31, 2025	$110
Revenue deferred during period	79
Revenue recognized during period	(92)
Impact of foreign currency translation	—
Balance at June 30, 2026	$97
NOTE 3. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS
In order to improve our global competitiveness, we have implemented, and are implementing, rationalization actions to reduce high-cost and excess manufacturing capacity and operating and administrative costs.
The following table presents a roll-forward of the liability balance between periods:

(In millions)	Associate- Related Costs	Other Costs	Total
Balance at December 31, 2025	$194	$1	$195
2026 Charges	105	36	141
Incurred, net of foreign currency translation of ($4) million and $0 million, respectively	(92)	(35)	(127)
Reversed to the Statement of Operations	(8)	—	(8)
Balance at June 30, 2026	$199	$2	$201
During the second quarter of 2026, we approved a plan to reduce headcount globally. The plan includes approximately 200 net headcount reductions. Total pre-tax charges of $19 million were recorded in the second quarter of 2026, primarily for associate-related and other exit costs.
During the first quarter of 2026, we approved a rationalization plan in EMEA to improve its cost structure as part of actions we expect to take in order to streamline its sales and distribution model and simplify business processes. The plan includes approximately 400 net headcount reductions. In certain countries, relevant portions of the rationalization plan remain subject to consultation with employee representative bodies. Total pre-tax charges are expected to be primarily cash charges between $100 million and $110 million, of which $75 million to $85 million are for associate-related and other exit costs. We expect these actions to be substantially complete in 2028. We have accrued approximately $69 million for this plan at June 30, 2026.
During the first quarter of 2026, we approved a plan to reduce Selling, Administrative and General Expense ("SAG") headcount globally. The plan includes approximately 100 net headcount reductions. The total pre-tax charges associated with these actions are expected to be approximately $10 million, primarily for associate-related and other exit costs. We have accrued approximately $6 million for this plan at June 30, 2026.
During the first quarter of 2026, we approved a plan in Americas to consolidate mold operations and close the Tall Timbers mold plant in Findlay, Ohio ("Tall Timbers"). The plan includes approximately 100 net headcount reductions. The total pre-tax charges associated with these actions are expected to be approximately $13 million, primarily for associate-related and other exit costs. We have accrued approximately $2 million for this plan at June 30, 2026.
The remainder of the accrual balance at June 30, 2026 includes $61 million related to the closures of our Fulda, Germany ("Fulda") and our Fürstenwalde, Germany ("Fürstenwalde") tire manufacturing facilities, $13 million related to a rationalization and workforce reorganization plan in EMEA, $8 million for the plan to eliminate commercial tire production at our Danville, Virginia ("Danville") tire manufacturing facility, $7 million related to the plan to reduce headcount in our Fayetteville, North Carolina ("Fayetteville") tire manufacturing facility, $5 million related to the closed Amiens, France tire manufacturing facility, $4 million related to a global workforce reorganization plan to improve our cost structure, and $1 million related to the closure of our Kariega, South Africa ("Kariega") tire manufacturing facility.
At June 30, 2026 and December 31, 2025, $134 million and $131 million were recorded in Other Current Liabilities in the Consolidated Balance Sheets, respectively.
The following table shows net rationalization charges included in Income (Loss) before Income Taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Current Year Plans
Associate Severance and Other Related Costs	$19	$32	$103	$89
Benefit Plan Curtailments/Settlements/Termination Benefits	—	—	—	4
Other Exit Costs	1	2	2	6
Current Year Plans - Net Charges	$20	$34	$105	$99

Prior Year Plans
Associate Severance and Other Related Costs	$(4)	$10	$(6)	$13
Other Exit Costs	13	15	34	28
Prior Year Plans - Net Charges	$9	$25	$28	$41
Total Net Charges	$29	$59	$133	$140
Asset write-offs (recoveries), accelerated depreciation, and accelerated lease costs, net	$—	$41	$16	$87
Substantially all of the new charges for the three and six months ended June 30, 2026 and 2025 relate to future cash outflows. Net current year plan charges for the three and six months ended June 30, 2026 primarily relate to plans approved during the first and second quarters of 2026 described above. Net current year plan charges for the three months ended June 30, 2025 primarily relate to the elimination of commercial tire production at Danville and the closure of our manufacturing facility in Kariega. Net current year plan charges for the six months ended June 30, 2025 also include a $4 million termination benefits charge for one of our defined benefit pension plans related to headcount reductions at Danville.
Net prior year plan charges for both the three and six months ended June 30, 2026 and 2025 primarily relate to the closures of Fulda and Fürstenwalde.
Asset write-offs (recoveries), accelerated depreciation, and accelerated lease costs for the six months ended June 30, 2026 primarily relate to the announced closures of the Tall Timbers mold plant as well as Fulda and Fürstenwalde.
Asset write-offs (recoveries), accelerated depreciation, and accelerated lease costs for both the three and six months ended June 30, 2025 primarily relate to the closures of Fulda and Fürstenwalde, the elimination of commercial tire production at Danville, and the closure of Kariega.
Ongoing rationalization plans had approximately $950 million in charges incurred prior to 2026 and have approximately $50 million in expected charges to be incurred in future periods.
Approximately 800 associates will be released under plans initiated in 2026, of which approximately 250 were released through June 30, 2026. In the first six months of 2026, approximately 350 associates were released under plans initiated in prior years. Approximately 1,200 associates remain to be released under all ongoing rationalization plans.

NOTE 4. OTHER (INCOME) EXPENSE

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Non-service related pension and other postretirement benefits	$19	$23	$38	$49
Financing fees and financial instruments expense	14	16	28	31
Net foreign currency exchange (gains) losses	7	10	—	6
Interest (income)	(11)	(8)	(17)	(18)
General and product liability expense - discontinued products	7	1	8	3
Royalty and other (income)	(19)	(15)	(40)	(26)
Miscellaneous (income) expense	5	4	14	11
	$22	$31	$31	$56
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
Royalty and other income for the three and six months ended June 30, 2026 includes $14 million and $29 million, respectively, related to royalty income from the OTR license agreement and transition services income related to the sales of the OTR tire business, the Dunlop brand and the chemical business. Royalty and other income for the three and six months ended June 30, 2025 includes $7 million and $12 million, respectively, related to royalty income from the OTR license agreement and transition services income related to the sales of the OTR tire business and the Dunlop brand.
Other (Income) Expense also includes financing fees and financial instruments expense, which consists of commitment fees and charges incurred in connection with financing transactions; net foreign currency exchange (gains) losses, primarily related to the euro and Turkish lira; interest (income); and general and product liability expense - discontinued products, which consists of charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries; and miscellaneous (income) expense.
NOTE 5. INCOME TAXES
For the second quarter of 2026, we recorded income tax expense of $46 million on loss before income taxes of $161 million. For the first six months of 2026, we recorded income tax expense of $112 million on loss before income taxes of $341 million. Income tax expense for the three and six months ended June 30, 2026 includes net discrete tax expense of $5 million and $25 million, respectively, and is primarily related to an expected settlement of a prior year tax matter in one of our foreign locations.
For the second quarter of 2025, we recorded income tax expense of $24 million on income before income taxes of $305 million. For the first six months of 2025, we recorded income tax expense of $37 million on income before income taxes of $436 million. Income tax expense for the three and six months ended June 30, 2025 includes net discrete tax benefits of $4 million and $5 million, respectively.
We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for the three and six months ended June 30, 2026 primarily relates to losses in the U.S. and foreign jurisdictions in which no tax benefits are recorded and the discrete items noted above. The difference between our effective tax rate and the U.S. statutory rate of 21% for the three and six months ended June 30, 2025 was favorably impacted by gains recognized as a result of the sales of the OTR tire business and the Dunlop brand, which included certain associated intellectual property and other intangible assets, in jurisdictions where no taxes are recorded, net of losses in foreign jurisdictions in which no tax benefits are recorded, and the discrete items noted above.
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
At June 30, 2026 and December 31, 2025, we had approximately $1.6 billion and $1.4 billion, respectively, of U.S. federal, state and local net deferred tax assets and related valuation allowances totaling $1.6 billion and $1.4 billion, respectively. At June 30, 2026 and December 31, 2025, we also had foreign net deferred tax assets of approximately $1.6 billion and $1.5 billion, respectively, and related valuation allowances of approximately $1.3 billion. Our foreign valuation allowances include a $1.1 billion full valuation allowance on our net deferred tax assets in Luxembourg. Our losses in the U.S. and various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances on our U.S. and foreign deferred tax assets will exist within the next twelve months.
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
We are open to examination in the United States from 2021 onward and in Germany from 2019 onward. Generally, for our remaining tax jurisdictions, years from 2021 onward are still open to examination.
Following an audit by the Internal Revenue Service ("IRS"), we received a Notice of Proposed Adjustment ("NOPA") during the second quarter of 2025 related to an intercompany sale of certain intellectual property in 2021. The IRS proposed to disallow income recognition totaling $1.5 billion associated with this transaction. The federal tax charge related to that income recognition was fully offset by the utilization of $315 million of then-existing deferred tax assets, including tax loss carryforwards and foreign tax credits.
We challenged the proposed adjustment through the established IRS administrative procedures and engaged in settlement discussions with the IRS. On July 29, 2026, we entered into a closing agreement with the IRS resolving all federal income tax consequences related to the 2021 transaction (the "IRS settlement"). As a result of the IRS settlement, in the third quarter of 2026 we expect to write-off approximately $45 million of our deferred tax assets that were previously utilized to offset the related federal and state taxes. However, since our U.S. deferred tax assets are in a full valuation allowance, the write-off of those deferred tax assets will not have a material impact on our operating results or cash flow.
NOTE 6. EARNINGS PER SHARE
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are calculated to reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock.
Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Earnings (loss) per share — basic:
Goodyear net income (loss)	$(204)	$254	$(453)	$369
Weighted average shares outstanding	289	287	289	287
Earnings (loss) per common share — basic	$(0.71)	$0.88	$(1.57)	$1.28

Earnings (loss) per share — diluted:
Goodyear net income (loss)	$(204)	$254	$(453)	$369
Weighted average shares outstanding	289	287	289	287
Dilutive effect of stock options and other dilutive securities	—	3	—	3
Weighted average shares outstanding — diluted	289	290	289	290
Earnings (loss) per common share — diluted	$(0.71)	$0.87	$(1.57)	$1.27

Weighted average shares outstanding — diluted for both the three and six months ended June 30, 2026 excludes approximately 2 million equivalent shares, and, for both the three and six months ended June 30, 2025, excludes approximately 1 million equivalent shares and 3 million equivalent shares, respectively, related to options with exercise prices greater than the average market price of our common shares (i.e., "underwater" options). Additionally, weighted average shares outstanding — diluted for both the three and six months ended June 30, 2026 excludes the dilutive effect of approximately 1 million equivalent shares, related primarily to options with exercise prices less than the average market price of our common shares (i.e., "in-the-money" options) and unvested restricted stock units, as their inclusion would have been anti-dilutive due to the Goodyear net loss.
NOTE 7. BUSINESS SEGMENTS
Segment information reflects our strategic business units (“SBUs”), which are organized to meet customer requirements and global competition. For the three and six months ended June 30, 2026, we operated our business through operating segments representing our regional tire businesses: Americas; Europe, Middle East and Africa; and Asia Pacific. Segment information is reported on the basis used for reporting to our Chief Executive Officer. Each of the SBUs is involved in the development, manufacture, distribution and sale of tires. Certain of the SBUs also provide related products and services, which include retreads and automotive and commercial truck maintenance and repair services.
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
The chief operating decision maker ("CODM") is the Chief Executive Officer. The CODM uses segment operating income to allocate resources (including employees, property, and financial or capital resources) for each segment predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a monthly basis for the profit measure when making decisions about allocating capital and personnel to the segments. The CODM also uses segment operating income for evaluating product pricing and to assess the performance for each segment by comparing the results and return on assets of each segment with one another.
The following tables present segment sales, significant segment expenses and segment operating income (loss), and the reconciliation of segment operating income (loss) to Income (Loss) before Income Taxes:

	Three Months Ended June 30, 2026
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Net Sales	$2,382	$1,372	$496	$4,250
Less:
Cost of Goods Sold	2,035	1,157	369	3,561
Selling, Administrative and General Expense	367	239	66	672
Other (income) expense(1)	(10)	(7)	(2)	(19)
Segment Operating Income (Loss)	$(10)	$(17)	$63	$36
Less:
Rationalizations (Note 3)				29
Interest expense				105
Other (income) expense (Note 4)				22
Net (gains) losses on asset sales				(17)
Corporate incentive compensation plans				8
Retained expenses of divested operations				3
Other(2)				47
Income (Loss) before Income Taxes				$(161)
(1)Primarily represents OTR license agreement royalty income, in addition to transition services income related to the sales of the OTR tire business, the Dunlop brand and the chemical business.
(2)Primarily represents unallocated corporate costs and the elimination of royalty and other income attributable to the SBUs.

	Three Months Ended June 30, 2025
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Net Sales	$2,662	$1,344	$459	$4,465
Less:
Cost of Goods Sold	2,166	1,153	350	3,669
Selling, Administrative and General Expense	362	221	69	652
Other (income) expense(1)	(7)	(5)	(3)	(15)
Segment Operating Income (Loss)	$141	$(25)	$43	$159
Less:
Rationalizations (Note 3)				59
Interest expense				112
Other (income) expense (Note 4)				31
Net (gains) losses on asset sales				(439)
Asset write-offs, accelerated depreciation and accelerated lease costs, net (Note 3)				41
Corporate incentive compensation plans				20
Retained expenses of divested operations				1
Other(2)				29
Income (Loss) before Income Taxes				$305
(1)Primarily represents OTR transition license agreement royalty income, in addition to transition services income related to the sales of the OTR tire business and the Dunlop brand.
(2)Primarily represents unallocated corporate costs and the elimination of royalty and other income attributable to the SBUs.

	Six Months Ended June 30, 2026
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Net Sales	$4,445	$2,735	$951	$8,131
Less:
Cost of Goods Sold	3,727	2,306	707	6,740
Selling, Administrative and General Expense	710	460	128	1,298
Other (income) expense(1)	(19)	(15)	(4)	(38)
Segment Operating Income (Loss)	$27	$(16)	$120	$131
Less:
Rationalizations (Note 3)				133
Interest expense				200
Other (income) expense (Note 4)				31
Net (gains) losses on asset sales				(20)
Asset write-offs, accelerated depreciation and accelerated lease costs, net (Note 3)				16
Corporate incentive compensation plans				31
Retained expenses of divested operations				6
Other(2)				75
Income (Loss) before Income Taxes				$(341)
(1)Primarily represents OTR license agreement royalty income, in addition to transition services income related to the sales of the OTR tire business, the Dunlop brand and the chemical business.
(2)Primarily represents unallocated corporate costs and the elimination of royalty and other income attributable to the SBUs.

	Six Months Ended June 30, 2025
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Net Sales	$5,164	$2,621	$933	$8,718
Less:
Cost of Goods Sold	4,189	2,235	718	7,142
Selling, Administrative and General Expense	693	424	131	1,248
Other (income) expense(1)	(14)	(8)	(4)	(26)
Segment Operating Income (Loss)	$296	$(30)	$88	$354
Less:
Rationalizations (Note 3)				140
Interest expense				227
Other (income) expense (Note 4)				56
Net (gains) losses on asset sales				(701)
Asset write-offs, accelerated depreciation and accelerated lease costs, net (Note 3)				87
Corporate incentive compensation plans				36
Retained expenses of divested operations				3
Other(2)				70
Income (Loss) before Income Taxes				$436
(1)Primarily represents OTR license agreement royalty income, in addition to transition services income related to the sales of the OTR tire business and the Dunlop brand.
(2)Primarily represents unallocated corporate costs and the elimination of royalty income attributable to the SBUs.

The following table presents segment assets:

(In millions)	June 30, 2026	December 31, 2025
Assets
Americas	$10,586	$10,275
Europe, Middle East and Africa	4,899	4,878
Asia Pacific	2,182	2,166
Total Segment Assets	$17,667	$17,319
Corporate	983	889
	$18,650	$18,208

The following table presents geographic information. Net sales by country were determined based on the location of the selling subsidiary. Long-lived assets consist of property, plant and equipment. For net sales, only the United States and Luxembourg were considered to be significant. For long-lived assets, only the United States and China were considered to be significant.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Net Sales
United States	$1,973	$2,234	$3,624	$4,286
Luxembourg	472	384	926	$695
Other international	1,805	1,847	3,581	3,737
	$4,250	$4,465	$8,131	$8,718
(In millions)			June 30, 2026	December 31, 2025
Long-Lived Assets
United States			$3,304	$3,435
China			629	645
Other international			3,665	3,763
			$7,598	$7,843

Rationalizations, as described in Note to the Consolidated Financial Statements No. 3, Costs Associated with Rationalization Programs; net (gains) losses on asset sales, and asset write-offs, accelerated depreciation and accelerated lease costs were not charged (credited) to the SBUs for performance evaluation purposes but were attributable to the SBUs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Rationalizations
Americas	$3	$10	$14	$72
Europe, Middle East and Africa	23	43	108	55
Asia Pacific	2	—	3	1
Total Segment Rationalizations	$28	$53	$125	$128
Corporate	1	6	8	12
	$29	$59	$133	$140

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Net (Gains) Losses on Asset Sales
Americas	$(14)	$—	$(14)	$(1)
Europe, Middle East and Africa	(2)	1	(3)	—
Asia Pacific	—	(55)	—	(55)
Total Segment (Gains) Losses on Asset Sales	$(16)	$(54)	$(17)	$(56)
Corporate	(1)	(385)	(3)	(645)
	$(17)	$(439)	$(20)	$(701)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Asset Write-Offs, Accelerated Depreciation, and Accelerated Lease Costs, net
Americas	$—	$14	$7	$42
Europe, Middle East and Africa	—	26	8	42
Asia Pacific	—	1	1	3
Total Segment Asset Write-Offs, Accelerated Depreciation, and Accelerated Lease Costs, net	$—	$41	$16	$87
The following tables present segment capital expenditures and depreciation and amortization:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Capital Expenditures
Americas	$120	$151	$223	$327
Europe, Middle East and Africa	37	33	79	92
Asia Pacific	7	23	26	44
Total Segment Capital Expenditures	$164	$207	$328	$463
Corporate	3	—	14	3
	$167	$207	$342	$466

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Depreciation and Amortization
Americas	$135	$153	$275	$316
Europe, Middle East and Africa	62	82	121	149
Asia Pacific	28	29	58	60
Total Segment Depreciation and Amortization	$225	$264	$454	$525
Corporate	10	10	20	19
	$235	$274	$474	$544

The following table presents segment equity in the net (income) loss of investees accounted for by the equity method:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Equity in (Income) Loss
Americas	$13	$8	$29	$26
Europe, Middle East and Africa	—	(1)	—	(1)
Asia Pacific	(2)	(4)	(5)	(7)
Total Segment Equity in (Income) Loss	$11	$3	$24	$18
NOTE 8. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
At June 30, 2026, we had total credit arrangements of $10,992 million, of which $3,891 million were unused. At that date, approximately 17% of our debt was at variable interest rates averaging 6.62%.
Notes Payable and Overdrafts, Long Term Debt and Finance Leases due Within One Year and Short Term Financing Arrangements
At June 30, 2026, we had short term committed and uncommitted credit arrangements totaling $702 million, of which $326 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.
The following table presents amounts due within one year:

(In millions)	June 30, 2026	December 31, 2025
Chinese credit facilities	$4	$42
Other foreign and domestic debt	355	464
Notes Payable and Overdrafts	$359	$506
Weighted average interest rate	8.22%	7.62%

4.875% Notes due 2027	$700	$—
7.625% Notes due 2027	119	—
Chinese credit facilities	123	48
Mexican credit facility	—	200
Other foreign and domestic debt (including finance leases)	117	116
Long Term Debt and Finance Leases due Within One Year	$1,059	$364
Weighted average interest rate	4.84%	5.07%
Total obligations due within one year	$1,418	$870
Long Term Debt and Finance Leases and Financing Arrangements
At June 30, 2026, we had long term credit arrangements totaling $10,290 million, of which $3,565 million were unused.

The following table presents long term debt and finance leases, net of unamortized discounts, and interest rates:

	June 30, 2026		December 31, 2025
(In millions)	Amount	Interest Rate	Amount	Interest Rate
Notes:
4.875% due 2027	$700		$700
7.625% due 2027	119		121
7% due 2028	150		150
2.75% Euro Notes due 2028	456		470
5% due 2029	850		850
6.625% due 2030	500		500
5.25% due April 2031	550		550
5.25% due July 2031	600		600
8.875% due 2032	1,050		—
5.625% due 2033	450		450
Credit Facilities:
First lien revolving credit facility due 2030	157	4.89%	—	—
European revolving credit facility due 2028	205	3.79%	—	—
Pan-European accounts receivable facility	244	4.14%	292	3.86%
Mexican credit facility	—	—%	200	5.99%
Chinese credit facilities	159	2.36%	150	1.69%
Other foreign and domestic debt(1)	421	8.31%	424	8.32%
	6,611		5,457
Unamortized deferred financing fees	(36)		(26)
	6,575		5,431
Finance lease obligations(2)	256		261
	6,831		5,692
Less portion due within one year	(1,059)		(364)
	$5,772		$5,328

(1)Interest rates are weighted average interest rates primarily related to various foreign credit facilities with customary terms and conditions.
(2)Includes $2 million non-cash financing additions during the six months ended June 30, 2026 and $2 million of non-cash financing additions during the twelve months ended December 31, 2025.

NOTES
At June 30, 2026, we had $5,425 million of outstanding notes, compared to $4,391 million at December 31, 2025.
$1,050 million 8.875% Senior Notes due 2032
On June 4, 2026, we issued $1,050 million in aggregate principal amount of 8.875% senior notes due 2032. These notes were sold at 100% of the principal amount and will mature on July 15, 2032. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. first lien revolving credit facility described below.
We have the option to redeem these notes, in whole or in part, at any time on or after July 15, 2029 at a redemption price of 104.438%, 102.219% and 100% during the 12-month periods commencing on July 15, 2029, 2030 and 2031 and thereafter, respectively, plus accrued and unpaid interest to the redemption date. Prior to July 15, 2029, we may redeem these notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the redemption date. In addition, prior to July 15, 2029, we may redeem up to 35% of the original aggregate principal amount of these notes from the net cash proceeds of certain equity offerings at a redemption price equal to 108.875% of the principal amount plus accrued and unpaid interest to the redemption date.

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
Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under the facility and our subsidiaries' obligations under the related guarantees are secured by first priority security interests in a variety of collateral. Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the greater of 50% of the appraised value, if any, of our principal trademarks or $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion. As of June 30, 2026, our borrowing base, and therefore our availability under this facility, was $354 million below the facility's stated amount of $2.75 billion.
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
At June 30, 2026, we had $157 million of borrowings and $1 million of letters of credit issued under the revolving credit facility. At December 31, 2025, we had no borrowings and $1 million of letters of credit issued under the revolving credit facility.
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

At June 30, 2026, there were $205 million (€180 million) of borrowings outstanding under the German tranche, no borrowings outstanding under the all-borrower tranche, and no letters of credit outstanding under the European revolving credit facility. At December 31, 2025, we had no borrowings and no letters of credit outstanding under the European revolving credit facility.
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
At June 30, 2026, the amounts available and utilized under this program totaled $244 million (€214 million). At December 31, 2025, the amounts available and utilized under this program totaled $292 million (€249 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.
For a description of the collateral securing the credit facilities described above as well as the covenants applicable to them, refer to Note to the Consolidated Financial Statements No. 16, Financing Arrangements and Derivative Financial Instruments, in our 2025 Form 10-K.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
We have sold certain of our accounts receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At June 30, 2026, the gross amount of receivables sold was $830 million, compared to $892 million at December 31, 2025.
Supplier Financing
We have entered into supplier finance programs with several financial institutions. Under these programs, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers. We agree to pay the financial institutions the stated amount of the confirmed invoices from the designated suppliers on the original due dates of the invoices. Invoice payment terms can be up to 120 days based on industry norms for the specific item purchased. We do not pay any fees to the financial institutions, and we do not pledge any assets as security or provide other forms of guarantees for these programs. These programs allow our suppliers to sell their receivables to the financial institutions at the sole discretion of the suppliers and the financial institutions on terms that are negotiated among them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under these programs. The amounts available under these programs were $881 million and $876 million at June 30, 2026 and December 31, 2025, respectively. The amounts confirmed to the financial institutions were $550 million and $551 million at June 30, 2026 and December 31, 2025, respectively, and are included in Accounts Payable — Trade in our Consolidated Balance Sheets. All activity related to these obligations is presented within operating activities on the Consolidated Statements of Cash Flows.
Other Foreign Credit Facilities
A Mexican subsidiary and a U.S. subsidiary have a revolving credit facility in Mexico. At June 30, 2026, we have $200 million available and no borrowings outstanding under this facility. At December 31, 2025, the amounts available and utilized under the facility were $200 million. The facility matures on November 22, 2026, has covenants relating to the Mexican and U.S. subsidiaries and has customary representations and warranties and defaults relating to the Mexican and U.S. subsidiaries' ability to perform their respective obligations under the facility.
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
The following table presents the total amounts available and utilized under the Chinese financing arrangements:

(In millions)	June 30, 2026	December 31, 2025
Total available	$789	$854
Amounts utilized:
Notes Payable and Overdrafts	$4	$42
Long Term Debt due Within One Year	123	48
Long Term Debt	36	102
Letters of credit, bank acceptances and other utilization	121	131
Total utilized	$284	$323

Maturities	7/26-6/29	1/26-7/27
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
The following table presents the fair values for foreign currency hedge contracts that do not meet the criteria to be accounted for as cash flow hedging instruments:

(In millions)	June 30, 2026	December 31, 2025
Fair Values — Current asset (liability):
Accounts receivable	$38	$6
Other current liabilities	(16)	(30)
At June 30, 2026 and December 31, 2025, these outstanding foreign currency derivatives had notional amounts of $1,897 million and $1,942 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction gains on derivatives of $11 million and $24 million for the three and six months ended June 30, 2026, respectively, and net transaction losses on derivatives of $91 million and $106 million for the three and six months ended June 30, 2025, respectively. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.
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

NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheets at June 30, 2026 and December 31, 2025:

	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2026	2025	2026	2025	2026	2025	2026	2025
Assets:
Investments	$13	$13	$13	$13	$—	$—	$—	$—
Foreign Exchange Contracts	38	6	—	—	38	6	—	—
Total Assets at Fair Value	$51	$19	$13	$13	$38	$6	$—	$—

Liabilities:
Foreign Exchange Contracts	$16	$30	$—	$—	$16	$30	$—	$—
Total Liabilities at Fair Value	$16	$30	$—	$—	$16	$30	$—	$—
The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding finance leases, at June 30, 2026 and December 31, 2025:

(In millions)	June 30, 2026	December 31, 2025
Fixed Rate Debt:(1)
Carrying amount — liability	$5,516	$4,496
Fair value — liability	5,293	4,422

Variable Rate Debt:(1)
Carrying amount — liability	$1,059	$935
Fair value — liability	1,037	935
(1)Excludes Notes Payable and Overdrafts of $359 million and $506 million at June 30, 2026 and December 31, 2025, respectively, of which $186 million and $216 million, respectively, are at fixed rates and $173 million and $290 million, respectively, are at variable rates. The carrying value of Notes Payable and Overdrafts approximates fair value due to the short term nature of the facilities.

Long term debt with fair values of $5,167 million and $4,291 million at June 30, 2026 and December 31, 2025, respectively, were estimated using quoted Level 1 market prices. The carrying value of the remaining long term debt approximates fair value since the terms of the financing arrangements are similar to terms that could be obtained under current lending market conditions.
NOTE 10. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide employees with defined benefit pension or defined contribution savings plans.
Defined benefit pension cost follows:

	U.S.		U.S.
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Service cost	$2	$2	$3	$3
Interest cost	32	40	64	81
Expected return on plan assets	(44)	(50)	(87)	(101)
Amortization of net losses	21	23	43	47
Net periodic pension cost	$11	$15	$23	$30
Net curtailments/settlements/termination benefits	—	—	—	8
Total defined benefit pension cost	$11	$15	$23	$38

	Non-U.S.		Non-U.S.
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Service cost	$3	$4	$7	$8
Interest cost	25	26	50	50
Expected return on plan assets	(22)	(24)	(45)	(46)
Amortization of prior service cost	—	1	1	1
Amortization of net losses	6	5	11	10
Net periodic pension cost	$12	$12	$24	$23
Net curtailments/settlements/termination benefits	—	—	—	1
Total defined benefit pension cost	$12	$12	$24	$24
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
We also provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. There was no net other postretirement benefits expense for the three and six months ended June 30, 2026 and 2025.
We expect to contribute approximately $25 million to our funded non-U.S. pension plans in 2026. For the three and six months ended June 30, 2026, we contributed $6 million and $9 million, respectively, to our non-U.S. plans.
The expense recognized for our contributions to defined contribution savings plans for the three months ended June 30, 2026 and 2025 was $28 million and $30 million, respectively, and for the six months ended June 30, 2026 and 2025 was $57 million and $62 million, respectively.
NOTE 11. STOCK COMPENSATION PLANS
Our Board of Directors granted 2.1 million restricted stock units and 0.7 million performance share units during the six months ended June 30, 2026 under our stock compensation plans. We measure the fair value of grants of restricted stock units and performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $8.45 for restricted stock units and $8.30 for performance share units granted during the six months ended June 30, 2026.
We recognized stock-based compensation expense of $4 million and $12 million during the three and six months ended June 30, 2026, respectively. At June 30, 2026, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $27 million and is expected to be recognized over the remaining vesting period of the respective grants, through the second quarter of 2029. We recognized stock-based compensation expense of $5 million and $11 million during the three and six months ended June 30, 2025, respectively.
NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
We have recorded liabilities totaling $76 million and $79 million at June 30, 2026 and December 31, 2025, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $22 million was included in Other Current Liabilities at both June 30, 2026 and December 31, 2025. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
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
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $156 million and $145 million for anticipated costs related to workers’ compensation at June 30, 2026 and December 31, 2025, respectively. Of these amounts, $30 million and $28 million were included in Other Current Liabilities as part of Compensation and Benefits at June 30, 2026 and December 31, 2025, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At June 30, 2026 and December 31, 2025, the liability was discounted using a risk-free rate of return. At June 30, 2026, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $25 million.
General and Product Liability and Other Litigation
We have recorded liabilities for both asserted and unasserted claims totaling $470 million and $417 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at June 30, 2026 and December 31, 2025, respectively. Of these amounts, $111 million and $66 million were included in Other Current Liabilities at June 30, 2026 and December 31, 2025, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at June 30, 2026, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.
We maintain insurance coverage for certain general and product liability exposures. After consideration of the terms of applicable policies, the financial condition of the insurers and other relevant factors, we record a receivable for recoveries that are considered probable and reasonably estimable. At June 30, 2026, we recorded an insurance receivable related to general and product liability claims of approximately $20 million, which is included in Current Assets as part of Accounts Receivable.
We have recorded an indemnification asset within Accounts Receivable of $2 million and within Other Assets of $1 million for Sumitomo Rubber Industries, Ltd. ("SRI's") obligation to indemnify us for certain product liability claims related to products manufactured by a formerly consolidated joint venture entity, subject to certain caps and restrictions.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and federal courts. To date, we have disposed of approximately 169,500 claims by defending, obtaining the dismissal thereof, or entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled $610 million through June 30, 2026 and $597 million through December 31, 2025.
A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by settlement or dismissal in large numbers, the amount and timing of filings, settlements and dismissals and the number of open claims during a particular period can fluctuate significantly.

(Dollars in millions)	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Pending claims, beginning of period	30,400	35,400
New claims filed	600	800
Claims settled/dismissed	(2,500)	(5,800)
Pending claims, end of period	28,500	30,400
Payments(1)	$8	$16
(1)Represents cash payments made during the period by us and our insurers for asbestos litigation defense and claim resolution.
We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $112 million and $107 million at June 30, 2026 and December 31, 2025, respectively. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future may result in an increase in the recorded obligation, and that increase could be significant.
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
We recorded an insurance receivable related to asbestos claims of $58 million and $57 million at June 30, 2026 and December 31, 2025, respectively. We expect that approximately 50% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $10 million was included in Current Assets as part of Accounts Receivable at both June 30, 2026 and December 31, 2025. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers, as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.
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
Following an audit by the IRS, we received a Notice of Proposed Adjustment ("NOPA") during the second quarter of 2025 related to an intercompany sale of certain intellectual property in 2021. The IRS proposed to disallow income recognition totaling $1.5 billion associated with this transaction. The federal tax charge related to that income recognition was fully offset by the utilization of $315 million of then-existing deferred tax assets, including tax loss carryforwards and foreign tax credits.
We challenged the proposed adjustment through the established IRS administrative procedures and engaged in settlement discussions with the IRS. On July 29, 2026, we entered into a closing agreement with the IRS resolving all federal income tax consequences related to the 2021 transaction (the "IRS settlement"). As a result of the IRS settlement, in the third quarter of 2026 we expect to write-off approximately $45 million of our deferred tax assets that were previously utilized to offset the related federal and state taxes. However, since our U.S. deferred tax assets are in a full valuation allowance, the write-off of those deferred tax assets will not have a material impact on our operating results or cash flow.
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
Binding Commitments and Guarantees
We have off-balance sheet financial guarantees and other commitments totaling $15 million at both June 30, 2026 and December 31, 2025. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. We generally do not require collateral in connection with the issuance of these guarantees.
In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of $46 million to an insurance company related to SRI's obligation to pay certain outstanding workers' compensation claims of a formerly consolidated joint venture entity. As of June 30, 2026, this guarantee amount has been reduced to $15 million. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to continue to decrease over time as the formerly consolidated joint venture entity pays its outstanding claims.
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
We have an agreement to provide a revolving loan commitment to TireHub, LLC. During the first quarter of 2026, the revolving loan commitment decreased from $130 million to $100 million. The carrying value of our net investment in TireHub was $33 million and $44 million, which includes an outstanding loan receivable of $88 million and $103 million, including $1 million and $2 million of interest, at June 30, 2026 and December 31, 2025, respectively, and was included in Other Assets on our Consolidated Balance Sheets. Our investment in TireHub is accounted for under the equity method of accounting and, as such, includes our 50% share of the net income (losses) of TireHub.
NOTE 13. CAPITAL STOCK
Common Stock Repurchases
We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During the first six months of 2026, we did not repurchase any shares from employees.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present changes in AOCL, by component, for the six months ended June 30, 2026 and 2025, after tax and minority interest.

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) from Securities	Unrecognized Net Actuarial Losses and Prior Service Costs	Total
Balance at December 31, 2025	$(1,662)	$1	$(1,927)	$(3,588)
Other comprehensive income (loss) before reclassifications	6	—	2	8
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	46	46
Balance at June 30, 2026	$(1,656)	$1	$(1,879)	$(3,534)

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) from Securities	Unrecognized Net Actuarial Losses and Prior Service Costs	Total
Balance at December 31, 2024	$(1,705)	$1	$(2,140)	$(3,844)
Other comprehensive income (loss) before reclassifications	4	—	8	12
Amounts reclassified from accumulated other comprehensive income (loss)	8	—	40	48
Balance at June 30, 2025	$(1,693)	$1	$(2,092)	$(3,784)
The following table presents reclassifications out of AOCL:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(In millions) (Income) Expense	Amount Reclassified from AOCL		Amount Reclassified from AOCL		Affected Line Item in the Consolidated Statements of Operations
Component of AOCL
Foreign currency translation adjustment, before tax	$—	$(2)	$—	$8	Net (Gain) Loss on Asset Sales
Tax effect	—	—	—	—	United States and Foreign Taxes
Net of tax	$—	$(2)	$—	$8	Goodyear Net Income (Loss)

Amortization of prior service cost and unrecognized gains and losses	$24	$26	$48	$51	Other (Income) Expense
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures	—	—	—	2	Other (Income) Expense
Unrecognized net actuarial losses and prior service costs, before tax	$24	$26	$48	$53
Tax effect	(1)	(7)	(2)	(13)	United States and Foreign Taxes
Net of tax	$23	$19	$46	$40	Goodyear Net Income (Loss)

Total reclassifications	$23	$17	$46	$48	Goodyear Net Income (Loss)

The following table presents the details of comprehensive income (loss) attributable to minority shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Net Income (Loss) Attributable to Minority Shareholders	$(3)	$27	$—	$30
Other Comprehensive Income (Loss):
Foreign currency translation	(1)	5	(4)	8
Other Comprehensive Income (Loss)	$(1)	$5	$(4)	$8
Comprehensive Income (Loss) Attributable to Minority Shareholders	$(4)	$32	$(4)	$38
NOTE 15. SUBSEQUENT EVENT
On July 16, 2026, we reached an agreement with the United Steelworkers and approved a plan to permanently close our Fayetteville, North Carolina tire manufacturing facility to reduce our production capacity and production cost per tire in Americas. The plan includes approximately 1,750 job reductions. We expect to substantially complete this rationalization plan by the end of 2027 and estimate the total pre-tax charges associated with this action to be between $535 million and $565 million, of which $190 million to $210 million are expected to be cash charges primarily for associate-related and other exit costs, and the remaining costs are expected to be non-cash charges primarily for accelerated depreciation and other asset-related charges ($290 million to $310 million) and pension special termination benefits ($40 million to $50 million). We expect to record approximately $205 million to $225 million of pre-tax charges in the third quarter of 2026 and approximately $65 million to $85 million of pre-tax charges during the remainder of 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
All per share amounts are diluted and refer to Goodyear net income (loss).
OVERVIEW
The Goodyear Tire & Rubber Company (the "Company," "Goodyear," "we," "us" or "our") is one of the world’s leading manufacturers of tires, with one of the most recognizable brand names in the world and operations in most regions of the world. We have a broad global footprint with 48 manufacturing facilities in 19 countries, including the United States. We operate our business through three operating segments representing our regional tire businesses: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific.
Results of Operations
Our results for the second quarter of 2026 include a 4.0% decrease in tire unit shipments compared to 2025 driven by planned rationalization of lower-tier product offerings, weakness in the replacement industry and increased competitiveness. In the second quarter of 2026, we also experienced approximately $53 million of inflationary cost pressures.
Net sales in the second quarter of 2026 were $4,250 million, compared to $4,465 million in the second quarter of 2025. Net sales decreased in 2026 primarily due to lower tire volume and the impacts of our divestitures. These decreases were partially offset by favorable price and product mix and the positive impact of changes in foreign exchange rates.
In the second quarter of 2026, Goodyear net loss was $204 million, or $0.71 per share, compared to Goodyear net income of $254 million, or $0.87 per share, in the second quarter of 2025. The change in Goodyear net income (loss) was primarily due to a gain on the sale of the Dunlop brand in 2025, lower segment operating income and higher U.S. and Foreign tax expense, partially offset by lower rationalization charges.
Total segment operating income for the second quarter of 2026 was $36 million, compared to $159 million in the second quarter of 2025. The $123 million decrease was primarily due to increased conversion costs of $165 million, driven by the effect of lower tire production on fixed cost absorption and inflation, the impact of our divestitures, including $32 million related to the sale of the chemical business and $17 million related to the sale of the Dunlop brand, excluding the favorable impact of the Dunlop offtake supply agreement of $5 million, lower tire volume of $34 million, higher tariff costs of $32 million and higher Selling, Administrative and General Expense ("SAG") of $28 million. These decreases were partially offset by benefits from our Goodyear Forward transformation plan ("Goodyear Forward") of $95 million and lower raw material costs of $91 million. Refer to "Results of Operations — Segment Information" for additional information.
Net sales in the first six months of 2026 were $8,131 million, compared to $8,718 million in the first six months of 2025. Net sales decreased in 2026 primarily due to lower tire volume and the impacts of our divestitures. These decreases were partially offset by the positive impact of changes in foreign exchange rates and favorable price and product mix.
In the first six months of 2026, Goodyear net loss was $453 million, or $1.57 per share, compared to Goodyear net income of $369 million, or $1.27 per share, in the first six months of 2025. The change in Goodyear net income (loss) was primarily due to a gain on the sale of the Dunlop brand and off-the-road ("OTR") tire business in 2025, lower segment operating income and higher U.S. and Foreign tax expense, partially offset by lower interest expense.
Total segment operating income for the first six months of 2026 was $131 million, compared to $354 million in the first six months of 2025. The $223 million decrease was primarily due to increased conversion costs of $320 million, driven by the effect of lower tire production on fixed cost absorption and inflation, lower tire volume of $121 million, the impact of our divestitures, including $62 million related to the sale of the chemical business and $30 million related to the sale of the Dunlop brand, excluding the favorable impact of the Dunlop offtake supply agreement of $11 million, higher SAG of $45 million and higher tariff costs of $90 million, offset by an estimated tariff refund of $46 million. These decreases were partially offset by benefits from the Goodyear Forward plan of $202 million and lower raw material costs of $179 million. Refer to "Results of Operations —Segment Information" for additional information.
On July 16, 2026, we reached an agreement with the United Steelworkers and approved a plan to permanently close our Fayetteville, North Carolina tire manufacturing facility to reduce our production capacity and production cost per tire in Americas. The plan includes approximately 1,750 job reductions. We expect to substantially complete this rationalization plan by the end of 2027 and estimate the total pre-tax charges associated with this action to be between $535 million and $565 million, of which $190 million to $210 million are expected to be cash charges primarily for associate-related and other exit costs, and the remaining costs are expected to be non-cash charges primarily for accelerated depreciation and other asset-related charges ($290 million to $310 million) and pension special termination benefits ($40 million to $50 million). We expect to record approximately $205 million to $225 million of pre-tax charges in the third quarter of 2026 and approximately $65 million to $85 million of pre-tax charges during the remainder of 2026.

On July 30, 2026, we reached a tentative agreement with the United Steelworkers ("USW") on a new master labor contract that will remain in effect through April 28, 2029, covering nearly 2,400 workers at three plants in the United States. The tentative agreement is subject to a ratification vote by USW members at the plants covered by the contract.
Liquidity
On June 4, 2026, we issued $1,050 million in aggregate principal amount of 8.875% senior notes due 2032. We intend to use the net proceeds from this offering to repay, redeem or repurchase our 4.875% senior notes due 2027 and our 7.625% senior notes due 2027 at or prior to their respective maturity. Pending such repayment, redemption or repurchase, we temporarily applied the proceeds to repay outstanding balances under certain revolving credit facilities.
At June 30, 2026, we had $861 million in cash and cash equivalents as well as $3,891 million of unused availability under our various credit agreements, compared to $801 million and $4,421 million, respectively, at December 31, 2025. For the six months ended June 30, 2026, net cash used for operating activities was $620 million, reflecting our cash used for working capital of $620 million. Net cash used for investing activities was $339 million, primarily representing capital expenditures of $342 million. Net cash provided by financing activities was $1,020 million, primarily due to net borrowings of $1,029 million, including the issuance of $1,050 million of new senior notes. Refer to "Liquidity and Capital Resources" for additional information.
Outlook
Despite macroeconomic, regulatory and geopolitical uncertainties, we expect global unit volumes in the third quarter of 2026 to be roughly flat versus the third quarter of 2025 due to new assortment wins, stabilization of the consumer replacement market in Americas and normalization of channel inventories. Given our production levels in the second quarter of 2026, we expect unabsorbed overhead to be approximately $70 million in the third quarter of 2026.
We expect our Goodyear Forward plan to deliver approximately $70 million of incremental savings in the third quarter of 2026 compared to the third quarter of 2025.
Based on current spot prices, we expect raw material costs to be unfavorable by approximately $20 million in the third quarter of 2026 compared to the third quarter of 2025. Natural and synthetic rubber prices and other commodity prices historically have been volatile, and our raw material costs could change based on future price fluctuations and changes in foreign exchange rates. We continue to focus on price and product mix, to substitute lower cost materials where possible, to work to identify additional substitution opportunities, and to reduce the amount of material required in each tire to minimize the impact of higher raw material costs.
We expect inflation and other costs will increase approximately $95 million in the third quarter of 2026 compared to the third quarter of 2025.
Refer also to “Liquidity and Capital Resources” for commentary regarding our outlook on 2026 cash flow; “Forward-Looking Information – Safe Harbor Statement” for a discussion of our use of forward-looking statements; and “Item 1A. Risk Factors” in our 2025 Form 10-K for a discussion of the risk factors that may impact our business, results of operations, financial condition or liquidity.
RESULTS OF OPERATIONS
CONSOLIDATED
Three Months Ended June 30, 2026 and 2025
Net sales in the second quarter of 2026 were $4,250 million, decreasing $215 million, or 4.8%, from $4,465 million in the second quarter of 2025. Goodyear net loss was $204 million, or $0.71 per share, in the second quarter of 2026, compared to Goodyear net income of $254 million, or $0.87 per share, in the second quarter of 2025.
Net sales decreased in the second quarter of 2026 primarily due to lower tire volume of $177 million and the impacts of our divestitures, including $119 million related to the sale of the chemical business and $87 million related to the sale of the Dunlop brand, excluding the favorable impact of the Dunlop offtake supply agreement of $53 million. These decreases were partially offset by favorable price and product mix of $70 million and the positive impact of changes in foreign exchange rates of $57 million.
Worldwide tire unit sales in the second quarter of 2026 were 36.5 million units, decreasing 1.4 million units, or 4.0%, from 37.9 million units in the second quarter of 2025 due to planned rationalization of lower-tier product offerings, weakness in the replacement industry and increased competitiveness. Replacement tire volume decreased globally by 2.3 million units, or 8.6%. OE tire volume increased by 0.9 million units, or 7.0%, driven by Americas and EMEA.
Cost of Goods Sold ("CGS") in the second quarter of 2026 was $3,569 million, decreasing $136 million, or 3.7%, from $3,705 million in the second quarter of 2025. CGS decreased primarily due to lower tire volume of $143 million, impacts related to divestitures, including $82 million related to the sale of the chemical business and $70 million related to the sale of the Dunlop brand, excluding increased offtake supply agreement costs of $48 million, lower raw material costs of $91 million, savings related to the Goodyear Forward plan of $81 million, and a decrease in asset write-offs, accelerated depreciation and accelerated lease charges of $40 million. These decreases were partially offset by higher conversion costs of $165 million, an increase in other costs of $48 million, primarily related to inflation, foreign currency translation of $43 million, unfavorable product mix of $38 million, higher tariff costs of $32 million and the negative impacts of a national strike in Colombia of $7 million ($7 million after-tax and minority).
CGS in the second quarter of 2026 and 2025 included pension expense of $3 million and $4 million, respectively. CGS was 84.0% of sales in the second quarter of 2026, compared to 83.0% in the second quarter of 2025.
SAG in the second quarter of 2026 was $703 million, increasing $11 million, or 1.6%, from $692 million in the second quarter of 2025. SAG increased primarily due to increased advertising expenses of $13 million, foreign currency translation of $10 million, and an increase in other costs of $10 million, primarily related to inflation. These increases were partially offset by savings related to the Goodyear Forward plan of $14 million and impacts related to divestitures, including $5 million related to the sale of the chemical business. SAG in the second quarter of 2025 also included costs related to the Goodyear Forward plan of $3 million ($2 million after-tax and minority) and asset write-offs, accelerated depreciation and accelerated lease charges of $1 million ($1 million after-tax and minority).
SAG in the second quarter of 2026 and 2025 included pension expense of $2 million for each period. SAG was 16.5% of sales in the second quarter of 2026, compared to 15.5% in the second quarter of 2025.
We recorded net rationalization charges of $29 million ($29 million after-tax and minority) in the second quarter of 2026 and $59 million ($55 million after-tax and minority) in the second quarter of 2025. Net rationalization charges in the second quarter of 2026 primarily related to a plan to reduce headcount globally and the closures of our Fulda and Fürstenwalde, Germany tire manufacturing facilities ("Fulda and Fürstenwalde"). Net rationalization charges in the second quarter of 2025 primarily related to the plan to close our manufacturing facility in Kariega, South Africa ("Kariega") in EMEA, the elimination of commercial tire production at our Danville, Virginia tire manufacturing facility ("Danville"), the closures of Fulda and Fürstenwalde, and the plan to reduce SAG headcount in Americas and Corporate. For further information, refer to Note to the Consolidated Financial Statements No. 3, Costs Associated with Rationalization Programs.
CGS and SAG in the second quarter of 2025 included $41 million ($37 million after-tax and minority) of asset write-offs, accelerated depreciation and accelerated lease charges, primarily related to the closures of Fulda and Fürstenwalde and the elimination of commercial tire production at Danville.
Interest expense in the second quarter of 2026 was $105 million, decreasing $7 million, or 6.3%, from $112 million in the second quarter of 2025. The average interest rate was 5.93% in the second quarter of 2026 compared to 5.65% in the second quarter of 2025. The average debt balance was $7,088 million in the second quarter of 2026 compared to $7,936 million in the second quarter of 2025.
The second quarter of 2026 included net gains on asset sales of $17 million ($14 million after-tax and minority), compared to net gains on asset sales of $439 ($393 million after-tax and minority) in the second quarter of 2025, primarily due to the gain of $385 million ($367 million after-tax and minority) on the sale of the Dunlop brand and other asset sales of $54 million ($26 million after-tax and minority).
Other (Income) Expense in the second quarter of 2026 was $22 million of expense, compared to $31 million of expense in the second quarter of 2025. The decrease in Other (Income) Expense was primarily due to an increase in royalty and other income of $4 million, a decrease in non-service related pension and other postretirement benefits cost of $4 million, a decrease in net foreign currency exchange losses of $3 million and a decrease in financing fees and financial instruments expense of $2 million. These decreases were partially offset by an increase in general and product liability expense from discontinued products of $6 million. The second quarter of 2025 included transaction costs of $2 million ($1 million after-tax and minority), primarily related to the sale of the chemical business.
In the second quarter of 2026, we recorded income tax expense of $46 million on a loss before income taxes of $161 million. Income tax expense for the three months ended June 30, 2026 included net discrete tax expense of $5 million ($5 million after minority interest). In the second quarter of 2025, we recorded income tax expense of $24 million on income before income taxes of $305 million. Income tax expense for the three months ended June 30, 2025 included a net discrete tax benefit of $4 million ($4 million after minority interest).
We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for the three months ended June 30, 2026 primarily relates to losses in the U.S. and foreign jurisdictions in which no tax benefits are recorded and the discrete item noted above. The difference between our effective tax rate and the U.S. statutory rate of 21% for the three months ended June 30, 2025 was favorably impacted by gains recognized as a result of the sale of the Dunlop brand, which included certain associated intellectual property and other intangible assets, in jurisdictions where no taxes are recorded, net of losses in foreign jurisdictions in which no tax benefits are recorded, and the discrete item noted above.

For further information regarding income taxes and the realizability of our deferred tax assets, refer to Note to the Consolidated Financial Statements No. 5, Income Taxes.
There was $3 million of minority shareholders’ net loss in the second quarter of 2026, compared to $27 million of net income in the second quarter of 2025, primarily related to the sale of property in Asia Pacific.
Six Months Ended June 30, 2026 and 2025
Net sales in the first six months of 2026 were $8,131 million, a decrease of $587 million, or 6.7%, from $8,718 million in the first six months of 2025. Goodyear net loss was $453 million, or $1.57 per share, in the first six months of 2026, compared to Goodyear net income of $369 million, or $1.27 per share, in the first six months of 2025.
Net sales decreased in the first six months of 2026 primarily due to lower tire volume of $585 million and the impacts of our divestitures, including $244 million related to the sale of the chemical business and $181 million related to the sale of the Dunlop brand, excluding the favorable impact of the Dunlop offtake supply agreement of $95 million. These decreases were partially offset by the positive impact of changes in foreign exchange rates of $222 million and favorable price and product mix of $114 million.
Worldwide tire unit sales in the first six months of 2026 were 70.5 million units, decreasing 5.9 million units, or 7.8%, from 76.4 million units in the first six months of 2025 due to weakness in the replacement industry, increased competitiveness and planned rationalization of lower-tier product offerings. Replacement tire volume decreased globally by 7.1 million units, or 13.3%. OE tire volume increased by 1.2 million units, or 5.2%, driven by Americas and EMEA.
CGS in the first six months of 2026 was $6,757 million, decreasing $461 million, or 6.4%, from $7,218 million in the first six months of 2025. CGS decreased primarily due to lower tire volume of $464 million, impacts related to divestitures, including $171 million related to the sale of the chemical business and $151 million related to the sale of the Dunlop brand, excluding increased offtake supply agreement costs of $84 million, lower raw material costs of $179 million, savings related to the Goodyear Forward plan of $176 million and a decrease in asset write-offs, accelerated depreciation and accelerated lease charges of $68 million. These decreases were partially offset by higher conversion costs of $320 million, foreign currency translation of $177 million, unfavorable product mix of $67 million, higher tariff costs of $90 million, offset by an estimated tariff refund of $46 million, a charge related to an expected settlement of a prior year tax matter in one of our foreign locations of $8 million ($8 million after-tax and minority) and the negative impacts of a national strike in Colombia of $7 million ($7 million after-tax and minority).
CGS in the first six months of 2026 and 2025 included pension expense of $6 million for each period. CGS was 83.1% of sales in the first six months of 2026, compared to 82.8% in the first six months of 2025.
SAG in the first six months of 2026 was $1,371 million, increasing $29 million, or 2.2%, from $1,342 million in the first six months of 2025. SAG increased primarily due to foreign currency translation of $38 million, an increase in other costs of $30 million, primarily related to inflation, and higher advertising costs of $3 million. These increases were partially offset by savings related to the Goodyear Forward plan of $23 million, impacts related to divestitures, including $11 million related to the sale of the chemical business, and a decrease in asset write-offs, accelerated depreciation and accelerated lease charges of $3 million. SAG in the first six months of 2025 also included costs related to the Goodyear Forward plan of $5 million ($4 million after-tax and minority).
SAG in the first six months of 2026 and 2025 included pension expense of $4 million and $5 million, respectively. SAG was 16.9% of sales in the first six months of 2026, compared to 15.4% in the first six months of 2025.
We recorded net rationalization charges of $133 million ($124 million after-tax and minority) in the first six months of 2026 and $140 million ($119 million after-tax and minority) in the first six months of 2025. Net rationalization charges in the first six months of 2026 primarily related to a plan in EMEA to improve its cost structure, a plan to reduce headcount globally, the closure of the Tall Timbers mold plant in Findlay, Ohio ("Tall Timbers"), a global SAG plan and the closures of Fulda and Fürstenwalde. Net rationalization charges in the first six months of 2025 primarily related to the closure of Kariega, the elimination of commercial tire production at Danville, the closures of Fulda and Fürstenwalde, and the plan to reduce SAG headcount in Americas and Corporate. For further information, refer to Note to the Consolidated Financial Statements No. 3, Costs Associated with Rationalization Programs.
CGS and SAG in the first six months of 2026 included $16 million ($16 million after-tax and minority) of asset write-offs, accelerated depreciation and accelerated lease charges, primarily related to the closures of Fulda, Fürstenwalde and Tall Timbers. CGS and SAG in the first six months of 2025 included $87 million ($77 million after-tax and minority) of asset write offs, accelerated depreciation and accelerated lease charges, primarily related to Fulda, Fürstenwalde and Danville.
Interest expense in the first six months of 2026 was $200 million, decreasing $27 million, or 11.9%, from $227 million in the first six months of 2025. The average interest rate was 5.85% in the first six months of 2026 compared to 5.73% in the first six months of 2025. The average debt balance was $6,840 million in the first six months of 2026 compared to $7,923 million in the first six months of 2025.

The first six months of 2026 include net gains on asset and other sales of $20 million ($17 million after-tax and minority), compared to net gains on asset and other sales of $701 million ($630 million after-tax and minority) in the first six months of 2025, primarily due to the gain of $385 million ($367 million after-tax and minority) on the sale of Dunlop brand, the gain of $260 million ($236 million after-tax and minority) on the sale of the OTR tire business and other asset sales of $56 million ($27 million after-tax and minority).
Other (Income) Expense in the first six months of 2026 was $31 million of expense, compared to $56 million of expense in the first six months of 2025. The decrease in Other (Income) Expense was primarily due to an increase in royalty and other income of $14 million and a decrease in non-service related pension and other postretirement benefits cost of $11 million, including a pension settlement charge of $4 million ($3 million after-tax and minority) in the first six months of 2025. These decreases were partially offset by an increase in general and product liability expense from discontinued products of $5 million. The first six months of 2025 included transaction costs of $6 million ($4 million after-tax and minority), primarily related to the sale of the chemical business.
For the first six months of 2026, we recorded income tax expense of $112 million on a loss before income taxes of $341 million. Income tax expense for the six months ended June 30, 2026 included net discrete tax expense of $25 million ($25 million after minority interest), primarily related to an expected settlement of a prior year tax matter in one of our foreign locations. In the first six months of 2025, we recorded income tax expense of $37 million on income before income taxes of $436 million. Income tax expense for the six months ended June 30, 2025 included a net discrete tax benefit of $5 million ($5 million after minority interest).
We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for the six months ended June 30, 2026 primarily relates to losses in the U.S. and foreign jurisdictions in which no tax benefits are recorded and the discrete item noted above. The difference between our effective tax rate and the U.S. statutory rate of 21% for the six months ended June 30, 2025 was favorably impacted by gains recognized as a result of the sales of the OTR tire business and the Dunlop brand, which included certain associated intellectual property and other intangible assets, in jurisdictions where no taxes are recorded, net of losses in foreign jurisdictions in which no tax benefits are recorded, and the discrete item noted above.
At June 30, 2026 and December 31, 2025, we had approximately $1.6 billion and $1.4 billion, respectively, of U.S. federal, state and local net deferred tax assets and related valuation allowances totaling $1.6 billion and $1.4 billion, respectively. At June 30, 2026 and December 31, 2025, we also had foreign net deferred tax assets of approximately $1.6 billion and $1.5 billion, respectively, and related valuation allowances of approximately $1.3 billion. Our foreign valuation allowances include a $1.1 billion full valuation allowance on our net deferred tax assets in Luxembourg. Our losses in the U.S. and various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances on our U.S. and foreign deferred tax assets will exist within the next twelve months.
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
Minority shareholders’ net income was zero in the first six months of 2026, compared to $30 million in the first six months of 2025, primarily related to the sale of property in Asia Pacific.
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
Total segment operating income for the second quarter of 2026 was $36 million, a decrease of $123 million, or 77.4%, from $159 million in the second quarter of 2025. Total segment operating margin in the second quarter of 2026 was 0.8%, compared to 3.6% in the second quarter of 2025. Total segment operating income for the first six months of 2026 was $131 million, a decrease of $223 million, or 63.0%, from $354 million in the first six months of 2025. Total segment operating margin in the first six months of 2026 was 1.6%, compared to 4.1% in the first six months of 2025.
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
Americas

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2026	2025	Change	Percent Change	2026	2025	Change	Percent Change
Tire Units	17.4	19.1	(1.7)	(8.7)%	32.7	37.5	(4.8)	(12.8)%
Net Sales	$2,382	$2,662	$(280)	(10.5)%	$4,445	$5,164	$(719)	(13.9)%
Operating Income (Loss)	(10)	141	(151)	(107.1)%	27	296	(269)	(90.9)%
Operating Margin	(0.4%)	5.3%			0.6%	5.7%
Three Months Ended June 30, 2026 and 2025
Americas unit sales in the second quarter of 2026 decreased 1.7 million units, or 8.7%, to 17.4 million units. Replacement tire volume decreased 2.1 million units, or 13.0%, primarily due to planned rationalization of lower-tier product offerings, weakness in the replacement industry and increased competitiveness. OE tire volume increased 0.4 million units, or 8.7%, primarily in the U.S., Brazil and Canada.
Net sales in the second quarter of 2026 were $2,382 million, decreasing $280 million, or 10.5%, from $2,662 million in the second quarter of 2025. The decrease in net sales was primarily due to lower tire volume of $186 million and the impact of the sale of the chemical business of $119 million. These decreases were partially offset by the positive impact of changes in foreign exchange rates of $32 million, primarily related to the strengthening of the Brazilian real and Mexican peso.
Operating loss in the second quarter of 2026 was $10 million, decreasing $151 million, or 107.1%, from operating income of $141 million in the second quarter of 2025. The decrease in operating income was due to higher conversion costs of $110 million, driven by the effect of lower tire production on fixed cost absorption and inflation, lower tire volume of $37 million, the impact of the sale of the chemical business of $33 million, higher tariff costs of $32 million, unfavorable price and product mix of $26 million, and higher SAG of $12 million. These decreases were partially offset by lower raw material costs of $60 million and a $54 million benefit related to the Goodyear Forward plan.
Operating loss in the second quarter of 2026 excluded net gains on asset sales of $14 million and net rationalization charges of $3 million. Operating income in the second quarter of 2025 excluded asset write-offs, accelerated depreciation and accelerated lease costs of $14 million and net rationalization charges of $10 million.
Six Months Ended June 30, 2026 and 2025
Americas unit sales in the first six months of 2026 decreased 4.8 million units, or 12.8%, to 32.7 million units. Replacement tire volume decreased 5.5 million units, or 18.0%, primarily due to weakness in the replacement industry, increased competitiveness and planned rationalization of lower-tier product offerings. OE tire volume increased 0.7 million units, or 8.5%, primarily in the U.S. and Brazil.
Net sales in the first six months of 2026 were $4,445 million, decreasing $719 million, or 13.9%, from $5,164 million in the first six months of 2025. The decrease in net sales was primarily due to lower tire volume of $527 million and the impact of the sale of the chemical business of $244 million. These decreases were partially offset by the positive impact of changes in foreign exchange rates of $72 million, primarily related to the strengthening of the Brazilian real and Mexican peso.
Operating income in the first six months of 2026 was $27 million, decreasing $269 million, or 90.9%, from $296 million in the first six months of 2025. The decrease in operating income was due to higher conversion costs of $211 million, driven by the effect of lower tire production on fixed cost absorption and inflation, lower tire volume of $112 million, the impact of the sale of the chemical business of $64 million, unfavorable price and product mix of $51 million, higher tariff costs of $90 million, offset by an estimated tariff refund of $46 million, and higher SAG of $30 million. These decreases were partially offset by a $129 million benefit related to the Goodyear Forward plan and lower raw material costs of $123 million.
Operating income in the first six months of 2026 excluded net gains on asset sales of $14 million, net rationalization charges of $14 million, and asset write-offs, accelerated depreciation and accelerated lease costs of $7 million. Operating income in the first six months of 2025 excluded net rationalization charges of $72 million, asset write-offs, accelerated depreciation and accelerated lease costs of $42 million, and net gains on asset sales of $1 million.
Europe, Middle East and Africa

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2026	2025	Change	Percent Change	2026	2025	Change	Percent Change
Tire Units	11.2	11.3	(0.1)	(2.1)%	22.4	23.6	(1.2)	(5.4)%
Net Sales	$1,372	$1,344	$28	2.1%	$2,735	$2,621	$114	4.3%
Operating Income (Loss)	(17)	(25)	8	32.0%	(16)	(30)	14	46.7%
Operating Margin	(1.2%)	(1.9%)			(0.6%)	(1.1%)
Three Months Ended June 30, 2026 and 2025
EMEA unit sales in the second quarter of 2026 decreased 0.1 million units, or 2.1%, to 11.2 million units. Replacement tire volume decreased 0.5 million units, or 7.1%, primarily in our consumer business, reflecting market softness, increased competition and planned rationalization of lower-tier product offerings. OE tire volume increased 0.4 million units, or 8.3%, primarily in our consumer business, reflecting share gains driven by new fitments.
Net sales in the second quarter of 2026 were $1,372 million, increasing $28 million, or 2.1%, from $1,344 million in the second quarter of 2025. The increase in net sales was primarily driven by improvements in price and product mix of $49 million and the positive impact of changes in foreign exchange rates of $30 million, driven by a stronger euro, partially offset by a weaker Turkish lira. These increases were partially offset by the impact of the sale of the Dunlop brand of $87 million, excluding the favorable impact of the offtake supply agreement of $53 million, lower tire volume of $14 million and lower sales in the other tire-related businesses of $2 million.
Operating loss in the second quarter of 2026 was $17 million, decreasing $8 million from an operating loss of $25 million in the second quarter of 2025. The decrease in operating loss was primarily due to favorable price and product mix of $46 million, benefits related to the Goodyear Forward plan of $35 million, and lower raw material costs of $32 million. These increases were partially offset by higher conversion costs of $54 million, higher SAG of $19 million, an increase in other costs of $14 million, primarily related to higher transportation costs, lower earnings related to the sale of the Dunlop brand of $17 million, excluding the favorable impact of the offtake supply agreement of $5 million, lower earnings in other tire-related businesses of $4 million, and lower tire volume of $2 million.
Operating loss in the second quarter of 2026 excluded net rationalization charges of $23 million and net gains on asset sales of $2 million. Operating loss in the second quarter of 2025 excluded net rationalization charges of $43 million, asset write-offs, accelerated depreciation and accelerated lease costs of $26 million and a net loss on asset sales of $1 million.
Six Months Ended June 30, 2026 and 2025
EMEA unit sales in the first six months of 2026 decreased 1.2 million units, or 5.4%, to 22.4 million units. Replacement tire volume decreased 1.8 million units, or 11.4%, primarily in our consumer business, reflecting market softness, increased competition and planned rationalization of lower-tier product offerings. OE tire volume increased 0.6 million units, or 8.2%, primarily in our consumer business, reflecting share gains driven by new fitments.
Net sales in the first six months of 2026 were $2,735 million, increasing $114 million, or 4.3%, from $2,621 million in the first six months of 2025. The increase in net sales was driven by the positive impact of changes in foreign exchange rates of $152 million, driven by a stronger euro and British pound, partially offset by a weaker Turkish lira, and improvements in price and product mix of $112 million. These increases were partially offset by the impact of the sale of the Dunlop brand of $180 million, excluding the favorable impact of the offtake supply agreement of $95 million, and lower tire volume of $65 million.
Operating loss in the first six months of 2026 was $16 million, decreasing $14 million from an operating loss of $30 million in the first six months of 2025. The decrease in operating loss was primarily due to favorable price and product mix of $82 million, benefits related to the Goodyear Forward plan of $61 million, and lower raw material costs of $48 million. These increases were partially offset by higher conversion costs of $105 million, lower earnings related to the sale of the Dunlop brand of $30 million, excluding the favorable impact of the offtake supply agreement of $11 million, higher SAG of $19 million, an increase in other costs of $19 million, primarily related to higher transportation costs, lower tire volume of $10 million, and unfavorable foreign currency translation of $5 million.

Operating loss in the first six months of 2026 excluded net rationalizations charges of $108 million, asset write-offs, accelerated depreciation and accelerated lease costs of $8 million and net gains on asset sales of $3 million. Operating loss in the first six months of 2025 excluded net rationalization charges of $55 million and asset write-offs, accelerated depreciation and accelerated lease costs of $42 million.
Asia Pacific

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2026	2025	Change	Percent Change	2026	2025	Change	Percent Change
Tire Units	7.9	7.5	0.4	5.3%	15.4	15.3	0.1	0.7%
Net Sales	$496	$459	$37	8.1%	$951	$933	$18	1.9%
Operating Income	63	43	20	46.5%	120	88	32	36.4%
Operating Margin	12.7%	9.4%			12.6%	9.4%
Three Months Ended June 30, 2026 and 2025
Asia Pacific unit sales in the second quarter of 2026 increased 0.4 million units, or 5.3%, to 7.9 million units. Replacement tire volume increased 0.3 million units, or 6.4%, due to higher demand in consumer replacement. OE tire volume increased 0.1 million units, or 4.2%, primarily in China and Japan.
Net sales in the second quarter of 2026 were $496 million, increasing $37 million, or 8.1%, from $459 million in the second quarter of 2025. The increase in net sales was primarily due to higher tire volume of $23 million and favorable price and product mix of $20 million. These increases were partially offset by the negative impact of changes in foreign exchange rates of $5 million.
Operating income in the second quarter of 2026 was $63 million, increasing $20 million, or 46.5%, from $43 million in the second quarter of 2025. The increase in operating income was primarily due to favorable price and product mix of $12 million, benefits related to the Goodyear Forward plan of $6 million and higher tire volume of $5 million. These increases were partially offset by higher raw material costs of $1 million and higher conversion costs of $1 million.
Operating income in the second quarter of 2026 excluded net rationalization charges of $2 million. Operating income in the second quarter of 2025 excluded net gains on asset sales of $55 million and asset write-offs, accelerated depreciation and accelerated lease costs of $1 million.
Six Months Ended June 30, 2026 and 2025
Asia Pacific unit sales in the first six months of 2026 increased 0.1 million units, or 0.7%, to 15.4 million units. Replacement tire volume increased 0.2 million units, or 2.0%, due to higher demand in consumer replacement. OE tire volume decreased 0.1 million units, or 1.0%.
Net sales in the first six months of 2026 were $951 million, increasing $18 million, or 1.9%, from $933 million in the first six months of 2025. The increase in net sales was primarily due to favorable price and product mix of $14 million and higher tire volume of $7 million. These increases were partially offset by the negative impact of changes in foreign exchange rates of $2 million.
Operating income in the first six months of 2026 was $120 million, increasing $32 million, or 36.4%, from $88 million in the first six months of 2025. The increase in operating income was primarily due to favorable price and product mix of $16 million, benefits related to the Goodyear Forward plan of $12 million, lower raw material costs of $8 million, and higher tire volume of $1 million. These increases were partially offset by higher conversion costs of $4 million.
Operating income in the first six months of 2026 excluded net rationalization charges of $3 million and asset write-offs, accelerated depreciation and accelerated lease costs of $1 million. Operating income in the first six months of 2025 excluded net gains on asset sales of $55 million, asset write-offs, accelerated depreciation and accelerated lease costs of $3 million and net rationalization charges of $1 million.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.
On June 4, 2026, we issued $1,050 million in aggregate principal amount of 8.875% senior notes due 2032. We intend to use the net proceeds from this offering to repay, redeem or repurchase our 4.875% senior notes due 2027 and our 7.625% senior notes due 2027 at or prior to their respective maturity. Pending such repayment, redemption or repurchase, we temporarily applied the proceeds to repay outstanding balances under certain revolving credit facilities.

At June 30, 2026, we had $861 million in cash and cash equivalents, compared to $801 million at December 31, 2025. For the six months ended June 30, 2026, net cash used for operating activities was $620 million, reflecting our cash used for working capital of $620 million. Net cash used for investing activities was $339 million, primarily representing capital expenditures of $342 million. Net cash provided by financing activities was $1,020 million, primarily due to net borrowings of $1,029 million, including the issuance of $1,050 million of new senior notes.
At June 30, 2026, we had $3,891 million of unused availability under our various credit agreements, compared to $4,421 million at December 31, 2025. The table below presents unused availability under our credit facilities at those dates:

(In millions)	June 30, 2026	December 31, 2025
First lien revolving credit facility	$2,238	$2,749
European revolving credit facility	707	940
Chinese credit facilities	505	531
Mexican Credit Facilities	200	—
Other foreign and domestic debt	241	201
	$3,891	$4,421
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
We expect our 2026 full-year cash flow to include capital expenditures of approximately $725 million. We also expect interest expense to be approximately $425 million; rationalization payments to be approximately $265 million; income tax payments to be $150 million to $175 million, excluding one-time items; and cash contributions to our global pension plans to be approximately $25 million. We expect working capital to be neither a significant source nor significant use of cash for the full year 2026.
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
Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, South Africa, Serbia and Argentina, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, South African, Serbian and Argentinian subsidiaries, which are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At June 30, 2026, approximately $765 million of net assets, including approximately $179 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China, South Africa, Serbia and Argentina have not adversely impacted our ability to make transfers out of those countries.
Operating Activities
Net cash used for operating activities was $620 million in the first six months of 2026, compared to net cash used for operating activities of $718 million in the first six months of 2025. The $98 million decrease in net cash used for operating activities was primarily due to a lower use of working capital of $449 million and decreased rationalization payments of $81 million, partially offset by $376 million in cash received in 2025 for deferred amounts related to our divestitures.
The decrease in cash used for working capital reflects a decrease in cash used for Inventory of $172 million, Accounts Receivable of $158 million and Accounts Payable — Trade of $119 million.
Investing Activities
Net cash used for investing activities was $339 million in the first six months of 2026, compared to net cash provided by investing activities of $837 million in the first six months of 2025. The $1,176 million increase in net cash used for investing activities was primarily due to cash provided by asset dispositions of $1,328 million in the first six months of 2025 due to the sale of the OTR tire business and Dunlop brand, as well as other asset dispositions, partially offset by decreased capital expenditures of $124 million.
Financing Activities
Net cash provided by financing activities was $1,020 million in the first six months of 2026, compared to net cash used for financing activities of $107 million in the first six months of 2025. The $1,127 million increase in cash provided by financing activities was primarily related to net borrowings of $1,029 million in the first six months of 2026, including the issuance of $1,050 million of new senior notes, compared to net debt repayments of $112 million in the first six months of 2025.
Credit Sources
In aggregate, we had total credit arrangements of $10,992 million available at June 30, 2026, of which $3,891 million were unused, compared to $10,525 million available at December 31, 2025, of which $4,421 million were unused. At June 30, 2026, we had long term credit arrangements totaling $10,290 million, of which $3,565 million were unused, compared to $9,707 million and $4,145 million, respectively, at December 31, 2025. At June 30, 2026, we had short term committed and uncommitted credit arrangements totaling $702 million, of which $326 million were unused, compared to $818 million and $276 million, respectively, at December 31, 2025. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lenders and may be terminated at any time.
Outstanding Notes
At June 30, 2026, we had $5,425 million of outstanding notes, compared to $4,391 million at December 31, 2025.
$1,050 million 8.875% Senior Notes due 2032
On June 4, 2026, we issued $1,050 million in aggregate principal amount of 8.875% senior notes due 2032. These notes were sold at 100% of the principal amount and will mature on July 15, 2032. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. first lien revolving credit facility described below.
We have the option to redeem these notes, in whole or in part, at any time on or after July 15, 2029 at a redemption price of 104.438%, 102.219% and 100% during the 12-month periods commencing on July 15, 2029, 2030 and 2031 and thereafter, respectively, plus accrued and unpaid interest to the redemption date. Prior to July 15, 2029, we may redeem these notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the redemption date. In addition, prior to July 15, 2029, we may redeem up to 35% of the original aggregate principal amount of these notes from the net cash proceeds of certain equity offerings at a redemption price equal to 108.875% of the principal amount plus accrued and unpaid interest to the redemption date.
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
Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the greater of 50% of the appraised value, if any, of our principal trademarks or $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we would be required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of June 30, 2026, our borrowing base, and therefore our availability under the facility, was $354 million below the facility's stated amount of $2.75 billion.
At June 30, 2026, we had $157 million of borrowings and $1 million of letters of credit issued under the revolving credit facility. At December 31, 2025, we had no borrowings and $1 million of letters of credit issued under the revolving credit facility.
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
At June 30, 2026, there were $205 million (€180 million) of borrowings outstanding under the German tranche, no borrowings outstanding under the all-borrower tranche, and no letters of credit outstanding under the European revolving credit facility. At December 31, 2025, we had no borrowings and no letters of credit outstanding under the European revolving credit facility.
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
At June 30, 2026, the amounts available and utilized under this program totaled $244 million (€214 million). At December 31, 2025, the amounts available and utilized under this program totaled $292 million (€249 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
We have sold certain of our accounts receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At June 30, 2026, the gross amount of receivables sold was $830 million, compared to $892 million at December 31, 2025.

Letters of Credit
At June 30, 2026, we had $216 million in letters of credit issued under bilateral letter of credit agreements and other foreign credit facilities. The majority of these letter of credit agreements are in lieu of security deposits.
Supplier Financing
We have entered into supplier finance programs with several financial institutions. Under these programs, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers. We agree to pay the financial institutions the stated amount of the confirmed invoices from the designated suppliers on the original due dates of the invoices. Invoice payment terms can be up to 120 days based on industry norms for the specific item purchased. We do not pay any fees to the financial institutions and we do not pledge any assets as security or provide other forms of guarantees for these programs. These programs allow our suppliers to sell their receivables to the financial institutions at the sole discretion of the suppliers and the financial institutions on terms that are negotiated among them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under these programs. The amounts available under these programs were $881 million and $876 million at June 30, 2026 and December 31, 2025, respectively. The amounts confirmed to the financial institutions were $550 million and $551 million at June 30, 2026 and December 31, 2025, respectively, and are included in Accounts Payable — Trade in our Consolidated Balance Sheets. All activity related to these obligations is presented within operating activities on the Consolidated Statements of Cash Flows.
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
We have an additional financial covenant in our first lien revolving credit facility that is currently not applicable. We become subject to that financial covenant when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $275 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for the most recent period of four consecutive fiscal quarters. As of June 30, 2026, our unused availability under this facility of $2,238 million, plus our Available Cash of $140 million, totaled $2,378 million, which is in excess of $275 million.
In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first lien revolving credit facility that are described above, similar non-financial covenants specifically applicable to GEBV and its subsidiaries, and a financial covenant applicable only to GEBV and its subsidiaries. This financial covenant provides that we are not permitted to allow GEBV’s ratio of Consolidated Net GEBV Indebtedness to Consolidated GEBV EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net GEBV Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GEBV and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries, and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net GEBV Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At June 30, 2026, we were in compliance with this financial covenant.
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
At June 30, 2026, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.
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
We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During the first six months of 2026, we did not repurchase any shares from employees.
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
Supplemental Guarantor Financial Information
Certain of our subsidiaries, which are listed on Exhibit 22.1 to this Quarterly Report on Form 10-Q and are generally holding or operating companies, have guaranteed our obligations under the $700 million outstanding principal amount of 4.875% senior notes due 2027, the $850 million outstanding principal amount of 5% senior notes due 2029, the $500 million outstanding principal amount of 6.625% senior notes due 2030, the $550 million outstanding principal amount of 5.25% senior notes due April 2031, the $600 million outstanding principal amount of 5.25% senior notes due July 2031, the $1,050 million outstanding principal amount of 8.875% senior notes due 2032 and the $450 million outstanding principal amount of 5.625% senior notes due 2033 (collectively, the “Notes”).
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

	Summarized Balance Sheets
(In millions)	June 30, 2026	December 31, 2025
Total Current Assets(1)	$5,570	$5,058
Total Non-Current Assets	5,869	5,948

Total Current Liabilities	$3,621	$3,121
Total Non-Current Liabilities	7,117	6,929
(1)Includes receivables due from Non-Guarantor Subsidiaries of $1,687 million and $1,574 million as of June 30, 2026 and December 31, 2025, respectively.

	Summarized Statements of Operations
(In millions)	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Net Sales	$3,979	$10,348
Cost of Goods Sold	3,457	8,530
Selling, Administrative and General Expense	755	1,505
Goodwill and Intangible Asset Impairment	—	674
Rationalizations	19	133
Interest Expense	170	385
Other (Income) Expense	(118)	(159)
Net (Gain) Loss on Asset Sales	(11)	(254)
Income (Loss) before Income Taxes	$(293)	$(466)

Net Income (Loss)(2)	$(333)	$(1,851)
Goodyear Net Income (Loss)(2)	$(333)	$(1,851)
(2)Includes income from intercompany transactions with Non-Guarantor Subsidiaries of $225 million for the six months ended June 30, 2026, primarily from royalties, intercompany product sales, dividends and interest, and $557 million for the year ended December 31, 2025, primarily from royalties, dividends, interest and intercompany product sales.

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
Goodwill and Intangible Assets totaled $44 million and $651 million, respectively, at June 30, 2026, compared to $42 million and $663 million, respectively, at December 31, 2025. All goodwill was associated with the reporting unit in our Asia Pacific segment at June 30, 2026 and December 31, 2025.
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
At June 30, 2026, after evaluating macroeconomic conditions and our current and future results of operations, we concluded that there were no triggering events and it was not more likely than not that the fair value of goodwill of our reporting unit within our Asia Pacific segment was less than its carrying value and, therefore, did not have any impairment. Future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill, including discount rates and cash flow projections, could result in significantly different estimates of the fair values. A significant reduction in the estimated fair values could result in non-cash impairment charges that could adversely affect our results of operations in a future period.
In the second quarter of 2026, we experienced continued volume declines, primarily in Americas and EMEA. We viewed this event as a triggering event and performed a quantitative analysis of the fair value of $425 million of our indefinite-lived intangible assets related to the acquisition of Cooper Tire as of June 30, 2026. Based on the results of the quantitative impairment assessments, the fair value of the indefinite-lived intangible assets approximated their respective carrying values. We determined the fair value of the indefinite-lived intangible assets using the relief-from-royalty method, which calculates the cost savings associated with owning rather than licensing the assets. The most critical assumptions used in the calculation of the fair value are projected revenue, discount rate and royalty rate. The fair value of the indefinite-lived intangible assets is sensitive to differences between estimated and actual revenue, including changes in the discount rate and royalty rate used to evaluate the fair value of these assets. Although we believe our estimate of fair value is reasonable, the performance of these indefinite-lived intangible assets is dependent on our ability to execute our business plan. If our future financial performance falls below our expectations or there are adverse revisions to significant assumptions, including projected revenues, discount rates or royalty rates, this could be indicative that the fair values of these indefinite-lived intangible assets have declined below their carrying values, and therefore we may need to record a material, non-cash impairment charge in a future period.

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
Commodity Price Risk
The raw material costs to which our operations are principally exposed include the cost of natural rubber, synthetic rubber, carbon black, fabrics, steel cord and other petrochemical-based commodities. Approximately 70% of our raw materials are petroleum-based, the cost of which may be affected by fluctuations in the price of oil. We currently do not hedge commodity prices. We do, however, use various strategies to partially offset cost increases for raw materials, including centralizing purchases of raw materials through our global procurement organization in an effort to leverage our purchasing power, expanding our capabilities to substitute lower cost raw materials, and reducing the amount of material required in each tire.
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At June 30, 2026, approximately 17% of our debt was at variable interest rates averaging 6.62%.
The following table presents information about long term fixed rate debt, excluding finance leases, at June 30, 2026:

(In millions)
Carrying amount — liability	$5,516
Fair value — liability	5,293
Pro forma fair value — liability	5,459
The pro forma information assumes a 100 basis point decrease in market interest rates at June 30, 2026, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.
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
The following table presents net foreign currency contract information at June 30, 2026:

(In millions)
Fair value — asset (liability)	$22
Pro forma decrease in fair value	(191)
Contract maturities	7/26-6/27
The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at June 30, 2026, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
Fair values are recognized on the Consolidated Balance Sheet at June 30, 2026 as follows:

(In millions)
Current asset (liability):
Accounts receivable	$38
Other current liabilities	(16)
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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2026 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Asbestos Litigation
As reported in our Form 10-K for the year ended December 31, 2025, we were one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 30,400 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the first six months of 2026, approximately 600 claims were filed against us and approximately 2,500 were settled or dismissed. The amounts expended on asbestos defense and claim resolution by us and our insurers during the first six months of 2026 was $8 million. At June 30, 2026, there were approximately 28,500 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. Refer to Note to the Consolidated Financial Statements No. 12, Commitments and Contingent Liabilities, for additional information on asbestos litigation.
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
For additional information regarding our legal proceedings, refer to Note to the Consolidated Financial Statements No. 20, Commitments and Contingent Liabilities, and Part I, Item 3, Legal Proceedings, in our 2025 Form 10-K, Part II, Item 1, Legal Proceedings, in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, and Note to the Consolidated Financial Statements No. 12, Commitments and Contingent Liabilities, in this Form 10-Q.
ITEM 1A. RISK FACTORS.
Refer to “Item 1A. Risk Factors” in our 2025 Form 10-K for a discussion of our risk factors.
ITEM 5. OTHER INFORMATION.
During the quarterly period ended June 30, 2026, none of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.
ITEM 6. EXHIBITS.
Refer to the Index of Exhibits, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2026
INDEX OF EXHIBITS

Exhibit Table Item No.	Description of Exhibit	Exhibit Number

4	Instruments Defining the Rights of Security Holders, Including Indentures

(a)
Thirteenth Supplemental Indenture, dated as of June 4, 2026, among the Company, the Subsidiary Guarantors and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, N.A., as Trustee, in respect of the Company’s 8.875% Senior Notes due 2032 (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed June 4, 2026, File No. 1-1927).

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

The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	August 6, 2026	By	/s/ MARGARET V. SNYDER
Margaret V. Snyder, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the Principal Accounting Officer of the Registrant.)