Form 10-Q
period 2026-09-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2026-11-05
CIK 42582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at October 31, 2026:	287,952,468

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 5. OTHER INFORMATION
EX-10.1
EX-22.1
EX-31.1
EX-31.2
EX-32.1
EX-101.INS INSTANCE DOCUMENT
EX-101.SCH SCHEMA DOCUMENT
EX-104

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Net Sales (Note 2)	$4,540	$4,645	$12,671	$13,363
Cost of Goods Sold	3,817	3,801	10,574	11,019
Selling, Administrative and General Expense	665	676	2,036	2,018
Goodwill Impairment (Note 1)	—	674	—	674
Rationalizations (Note 3)	148	21	281	161
Interest Expense	111	114	311	341
Other (Income) Expense (Note 4)	19	91	50	147
Net (Gain) Loss on Asset Sales	(9)	1	(29)	(700)
Income (Loss) before Income Taxes	(211)	(733)	(552)	(297)
United States and Foreign Tax Expense (Note 5)	28	1,464	140	1,501
Net Income (Loss)	(239)	(2,197)	(692)	(1,798)
Less: Minority Shareholders’ Net Income (Loss)	(1)	(2)	(1)	28
Goodyear Net Income (Loss)	$(238)	$(2,195)	$(691)	$(1,826)
Goodyear Net Income (Loss) — Per Share of Common Stock
Basic	$(0.82)	$(7.62)	$(2.39)	$(6.35)
Weighted Average Shares Outstanding (Note 6)	289	288	289	287
Diluted	$(0.82)	$(7.62)	$(2.39)	$(6.35)
Weighted Average Shares Outstanding (Note 6)	289	288	289	287
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net Income (Loss)	$(239)	$(2,197)	$(692)	$(1,798)
Other Comprehensive Income (Loss):
Foreign currency:
Foreign currency translation, net of tax of $0 and $0 in 2026 (($6) and $0 in 2025)	9	(15)	11	(3)
Reclassification adjustment for amounts recognized in income, net of tax of $0 and $0 in 2026 ($0 and $0 in 2025)	—	—	—	8
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $1 and $3 in 2026 (($9) and $4 in 2025)	23	34	69	72
Change in net actuarial gains and losses, net of tax of $0 and $0 in 2026 (($3) and ($1) in 2025)	—	(11)	2	(3)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures, net of tax of $0 and $0 in 2026 (($1) and ($1) in 2025)	—	69	—	71
Other Comprehensive Income (Loss)	32	77	82	145
Comprehensive Income (Loss)	(207)	(2,120)	(610)	(1,653)
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	(1)	(3)	(5)	35
Goodyear Comprehensive Income (Loss)	$(206)	$(2,117)	$(605)	$(1,688)
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share data)	September 30, 2026	December 31, 2025
Assets:
Current Assets:
Cash and Cash Equivalents	$812	$801
Accounts Receivable, less Allowance — $95 ($89 in 2025)	3,081	2,341
Inventories:
Raw Materials	585	616
Work in Process	198	195
Finished Products	2,965	2,761
	3,748	3,572
Assets Held for Sale	—	58
Prepaid Expenses and Other Current Assets	298	446
Total Current Assets	7,939	7,218
Goodwill	44	42
Intangible Assets	640	663
Deferred Income Taxes (Note 5)	352	348
Other Assets	1,126	1,096
Operating Lease Right-of-Use Assets	947	998
Property, Plant and Equipment, less Accumulated Depreciation — $12,450 ($12,390 in 2025)	7,452	7,843
Total Assets	$18,500	$18,208

Liabilities:
Current Liabilities:
Accounts Payable — Trade	$3,810	$3,879
Compensation and Benefits (Notes 10 and 11)	589	578
Other Current Liabilities	1,133	1,259
Notes Payable and Overdrafts (Note 8)	349	506
Operating Lease Liabilities due Within One Year	190	196
Long Term Debt and Finance Leases due Within One Year (Note 8)	990	364
Total Current Liabilities	7,061	6,782
Operating Lease Liabilities	810	862
Long Term Debt and Finance Leases (Note 8)	6,030	5,328
Compensation and Benefits (Notes 10 and 11)	761	787
Deferred Income Taxes (Note 5)	100	105
Other Long Term Liabilities	944	941
Total Liabilities	15,706	14,805
Commitments and Contingent Liabilities (Note 12)
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 288 million in 2026 (286 million in 2025)	288	286
Capital Surplus	3,179	3,175
Retained Earnings	2,669	3,360
Accumulated Other Comprehensive Loss (Note 14)	(3,502)	(3,588)
Goodyear Shareholders’ Equity	2,634	3,233
Minority Shareholders’ Equity — Nonredeemable	160	170
Total Shareholders’ Equity	2,794	3,403
Total Liabilities and Shareholders’ Equity	$18,500	$18,208
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Goodyear Shareholders' Equity	Minority Shareholders' Equity — Non- Redeemable	Total Shareholders' Equity
(In millions, except share data)	Shares	Amount
Balance at December 31, 2025
(after deducting 38,040,862 common treasury shares)	286,247,045	$286	$3,175	$3,360	$(3,588)	$3,233	$170	$3,403
Net income (loss)				(453)		(453)		(453)
Other comprehensive income (loss)					54	54	(4)	50
Total Comprehensive Income (Loss)						(399)	(4)	(403)
Stock-based compensation plans			12			12		12
Dividends declared							(4)	(4)
Common stock issued from treasury	1,411,139	2	(9)			(7)		(7)
Balance at June 30, 2026
(after deducting 36,629,723 common treasury shares)	287,658,184	$288	$3,178	$2,907	$(3,534)	$2,839	$162	$3,001
Net income (loss)				(238)		(238)	(1)	(239)
Other comprehensive income (loss)					32	32		32
Total Comprehensive Income (Loss)						(206)	(1)	(207)
Stock-based compensation plans			1			1		1
Dividends declared							(1)	(1)
Common stock issued from treasury	277,621							—
Balance at September 30, 2026
(after deducting 36,352,102 common treasury shares)	287,935,805	$288	$3,179	$2,669	$(3,502)	$2,634	$160	$2,794
There were no dividends declared or paid during the three and nine months ended September 30, 2026.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2026	2025
Cash Flows from Operating Activities:
Net Income (Loss)	$(692)	$(1,798)
Adjustments to Reconcile Net Income (Loss) to Cash Flows from Operating Activities:
Depreciation and Amortization	731	813
Amortization and Write-Off of Debt Issuance Costs	10	17
Goodwill Impairment (Note 1)	—	674
Provision for Deferred Income Taxes (Note 5)	(10)	1,345
Net Pension Curtailments and Settlements	7	72
Net Rationalization Charges (Note 3)	281	161
Rationalization Payments	(161)	(275)
Net (Gain) Loss on Asset Sales	(29)	(700)
Operating Lease Expense	222	238
Operating Lease Payments	(215)	(214)
Pension Contributions and Direct Payments	(34)	(74)
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(711)	(605)
Inventories	(159)	(433)
Accounts Payable — Trade	(1)	(172)
Compensation and Benefits	71	56
Other Current Liabilities	(154)	299
Other Assets and Liabilities	80	(120)
Total Cash Flows from Operating Activities	(764)	(716)
Cash Flows from Investing Activities:
Capital Expenditures	(481)	(649)
Asset Dispositions	38	1,332
Other Transactions	2	(20)
Total Cash Flows from Investing Activities	(441)	663
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	450	856
Short Term Debt and Overdrafts Paid	(605)	(855)
Long Term Debt Incurred	8,774	13,385
Long Term Debt Paid	(7,410)	(13,289)
Other Transactions	(38)	(5)
Total Cash Flows from Financing Activities	1,171	92
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(7)	27
Net Change in Cash, Cash Equivalents and Restricted Cash	(41)	66
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	910	864
Cash, Cash Equivalents and Restricted Cash at End of the Period	$869	$930
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
Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2026.
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
Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if an indicator of impairment is present. Intangible assets with finite lives are amortized over their useful lives and are reviewed for impairment whenever events or circumstances warrant such review. Goodwill and intangible assets are written down to fair value if considered impaired. Goodwill and Intangible Assets totaled $44 million and $640 million, respectively, at September 30, 2026, compared to $42 million and $663 million, respectively, at December 31, 2025. All goodwill was associated with the reporting unit in our Asia Pacific segment at September 30, 2026 and December 31, 2025.
In the third quarter of 2026, macroeconomic and geopolitical events continued to have an adverse impact on our results and contributed to the decline in our replacement volume. We considered the impact on the fair value of our goodwill reporting unit and our indefinite-lived intangible assets. During this review, we considered the nature and extent of current market conditions, forecasts for reporting units and individual brands, as well as the quantitative analysis performed during our annual 2025 impairment test and the interim quantitative assessment performed in the second quarter of 2026. Based on our review of external and internal factors compared to our latest quantitative assessment, we determined it was not more likely than not that the fair value of our goodwill or indefinite-lived intangible assets is less than the respective carrying value, and thus, a triggering event had not occurred which would require an interim impairment test to be performed. We will continue to monitor our results and market conditions to determine if a future analysis would be required.
During the third quarter of 2025, we recorded a non-cash impairment charge of $674 million to fully impair our North America reporting unit's goodwill in our Americas segment.
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
We applied the loss recovery model and determined that the receipt of the refund of the previously paid IEEPA tariffs is probable. In the first quarter of 2026, we estimated the amount of the probable refund to be $60 million, of which $46 million was recognized as a reduction to cost of goods sold, $12 million was applied as a reduction to tariffs that remained in inventory, and $2 million was accrued as an other liability associated with contractual terms. We received IEEPA tariff refunds of $42 million in the second quarter of 2026, with the remaining refund amounts received in the third quarter of 2026.
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
Restricted Cash
The following table provides a reconciliation of Cash, Cash Equivalents and Restricted Cash as reported within the Consolidated Statements of Cash Flows:

	September 30,
(In millions)	2026	2025
Cash and Cash Equivalents	$812	$810
Restricted Cash	57	120
Total Cash, Cash Equivalents and Restricted Cash	$869	$930

Restricted Cash at both September 30, 2026 and 2025, primarily represents amounts required to be set aside for accounts receivable factoring programs. The restrictions lapse when cash from factored accounts receivable is remitted to the purchaser of those receivables. Restricted cash at September 30, 2025, also includes amounts collected in connection with ongoing agreements related to the sale of our off-the-road ("OTR") tire business. At both September 30, 2026 and 2025, restricted cash was recorded in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets.
Reclassifications and Adjustments
Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.

NOTE 2. NET SALES
The following tables show disaggregated net sales from contracts with customers by major source:

	Three Months Ended September 30, 2026
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Tire unit sales	$2,271	$1,142	$483	$3,896
Other tire and related sales	207	169	21	397
Retail services and service related sales	192	44	—	236
Chemical sales	5	—	—	5
Other	—	—	6	6
Net Sales by reportable segment	$2,675	$1,355	$510	$4,540

	Three Months Ended September 30, 2025
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Tire unit sales	$2,209	$1,222	$474	$3,905
Other tire and related sales	205	148	25	378
Retail services and service related sales	199	37	—	236
Chemical sales	121	—	—	121
Other	3	—	2	5
Net Sales by reportable segment	$2,737	$1,407	$501	$4,645

	Nine Months Ended September 30, 2026
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Tire unit sales	$5,947	$3,432	$1,387	$10,766
Other tire and related sales	594	531	66	1,191
Retail services and service related sales	558	127	—	685
Chemical sales	16	—	—	16
Other	5	—	8	13
Net Sales by reportable segment	$7,120	$4,090	$1,461	$12,671

	Nine Months Ended September 30, 2025
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Tire unit sales	$6,349	$3,458	$1,359	$11,166
Other tire and related sales	582	453	71	1,106
Retail services and service related sales	576	117	—	693
Chemical sales	380	—	—	380
Other	14	—	4	18
Net Sales by reportable segment	$7,901	$4,028	$1,434	$13,363
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

When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue included in Other Current Liabilities in the Consolidated Balance Sheets totaled $33 million and $34 million at September 30, 2026 and December 31, 2025, respectively. Deferred revenue included in Other Long Term Liabilities in the Consolidated Balance Sheets totaled $59 million and $76 million at September 30, 2026 and December 31, 2025, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met. Revenue deferred at September 30, 2026 primarily relates to the product supply agreement we entered into with Yokohama in connection with the sale of our OTR tire business.
The following table presents the balance of deferred revenue related to contracts with customers, and changes during the nine months ended September 30, 2026:

(In millions)
Balance at December 31, 2025	$110
Revenue deferred during period	124
Revenue recognized during period	(142)
Impact of foreign currency translation	—
Balance at September 30, 2026	$92
NOTE 3. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS
In order to improve our global competitiveness, we have implemented, and are implementing, rationalization actions to reduce high-cost and excess manufacturing capacity and operating and administrative costs.
The following table presents a roll-forward of the liability balance between periods:

(In millions)	Associate- Related Costs	Other Costs	Total
Balance at December 31, 2025	$194	$1	$195
2026 Charges(1)	217	69	286
Incurred, net of foreign currency translation of ($5) million and $0 million, respectively	(110)	(56)	(166)
Reversed to the Statement of Operations	(12)	—	(12)
Balance at September 30, 2026	$289	$14	$303
(1)Charges of $286 million exclude $7 million of benefit plan termination benefit charges recorded in Rationalizations in the Consolidated Statement of Operations
During the third quarter of 2026, we approved a plan to reduce manufacturing expenses globally. The plan includes approximately 300 net job reductions. We expect these actions to be substantially complete by the end of 2027. Total pre-tax charges are expected to be approximately $30 million, of which approximately $15 million is expected to be cash charges for associate-related and other exit costs, and the remaining costs are expected to be asset-related charges. We have accrued approximately $16 million for this plan at September 30, 2026.
During the third quarter of 2026, we approved a plan to close our chemical manufacturing facilities in Niagara Falls, New York (“Niagara Falls”) and Bayport, Texas (“Bayport”). The plan includes approximately 85 job reductions. We expect these actions to be substantially complete by the end of 2027. Total pre-tax charges are expected to be between $55 million to $75 million, of which approximately $30 million is expected to be cash charges primarily for plant decommissioning and associate-related and other exit costs, and the remaining costs are expected to be non-cash charges primarily for accelerated depreciation and other asset-related charges. We have accrued approximately $5 million for this plan at September 30, 2026.
During the third quarter of 2026, we approved a plan to permanently close our Fayetteville, North Carolina tire manufacturing facility ("Fayetteville"). The plan includes approximately 1,750 job reductions. We expect to substantially complete this rationalization plan by the end of 2027 and estimate the total pre-tax charges associated with this action to be between $535 million and $565 million, of which $190 million to $210 million are expected to be cash charges primarily for associate-related and other exit costs, and the remaining costs are expected to be non-cash charges primarily for accelerated depreciation and other asset-related charges ($290 million to $310 million) and pension special termination benefits ($40 million to $50 million). We have accrued approximately $109 million for this plan at September 30, 2026.
During the second quarter of 2026, we approved a plan to reduce headcount globally. The plan includes approximately 200 net headcount reductions. Total pre-tax charges are expected to be primarily cash charges of approximately $20 million for associate-related and other exit costs. We have accrued approximately $18 million for this plan at September 30, 2026.

During the first quarter of 2026, we approved a rationalization plan in Europe, Middle East and Africa ("EMEA") to improve its cost structure as part of actions we expect to take in order to streamline its sales and distribution model and simplify business processes. The plan includes approximately 400 net headcount reductions. In certain countries, relevant portions of the rationalization plan remain subject to consultation with employee representative bodies. Total pre-tax charges are expected to be primarily cash charges between $100 million and $110 million, of which $75 million to $85 million are for associate-related and other exit costs. We expect these actions to be substantially complete in 2028. We have accrued approximately $67 million for this plan at September 30, 2026.
During the first quarter of 2026, we approved a plan to reduce Selling, Administrative and General Expense ("SAG") headcount globally. The plan includes approximately 100 net headcount reductions. The total pre-tax charges associated with these actions are expected to be approximately $10 million, primarily for associate-related and other exit costs. We have accrued approximately $4 million for this plan at September 30, 2026.
During the first quarter of 2026, we approved a plan in Americas to consolidate mold operations and close the Tall Timbers mold plant in Findlay, Ohio ("Tall Timbers"). The plan includes approximately 100 net headcount reductions. The total pre-tax charges associated with these actions are expected to be approximately $15 million, primarily for associate-related and other exit costs. We have accrued approximately $1 million for this plan at September 30, 2026.
The remainder of the accrual balance at September 30, 2026 primarily includes $60 million related to the closures of our Fulda, Germany ("Fulda") and our Fürstenwalde, Germany ("Fürstenwalde") tire manufacturing facilities and $11 million related to a rationalization and workforce reorganization plan in EMEA.
At September 30, 2026 and December 31, 2025, $193 million and $131 million were recorded in Other Current Liabilities in the Consolidated Balance Sheets, respectively.
The following table shows net rationalization charges included in Income (Loss) before Income Taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Current Year Plans
Associate Severance and Other Related Costs	$114	$6	$217	$95
Benefit Plan Curtailments/Settlements/Termination Benefits	7	—	7	4
Other Exit Costs	23	2	25	8
Current Year Plans - Net Charges	$144	$8	$249	$107

Prior Year Plans
Associate Severance and Other Related Costs	$(6)	$(2)	$(12)	$11
Other Exit Costs	10	15	44	43
Prior Year Plans - Net Charges	$4	$13	$32	$54
Total Net Charges	$148	$21	$281	$161
Asset write-offs (recoveries), accelerated depreciation, and accelerated lease costs, net	$71	$55	$87	$142
Substantially all of the new charges for the three and nine months ended September 30, 2026 and 2025 relate to future cash outflows. Net current year plan charges for the three and nine months ended September 30, 2026 primarily relate to plans approved during the first, second and third quarters of 2026 described above and also include a $7 million termination benefits charge for one of our defined benefit pension plans related to headcount reductions at Fayetteville. Net current year plan charges for the three months ended September 30, 2025 primarily relate to the elimination of commercial tire production at our Danville, Virginia tire manufacturing facility ("Danville") and the closure of our Kariega, South Africa tire manufacturing facility ("Kariega"). Net current year plan charges for the nine months ended September 30, 2025 also include a $4 million termination benefits charge for one of our defined benefit pension plans related to headcount reductions at Danville.
Net prior year plan charges for both the three and nine months ended September 30, 2026 and 2025 primarily relate to the closures of Fulda and Fürstenwalde.
Asset write-offs (recoveries), accelerated depreciation, and accelerated lease costs for both the three and nine months ended September 30, 2026 primarily relate to the announced closures of Niagara Falls, Bayport, Fayetteville, Tall Timbers, Fulda and Fürstenwalde.

Asset write-offs (recoveries), accelerated depreciation, and accelerated lease costs for both the three and nine months ended September 30, 2025 primarily relate to the closures of Fulda and Fürstenwalde, the elimination of commercial tire production at Danville, and the closure of Kariega.
Ongoing rationalization plans had approximately $950 million in charges incurred prior to 2026 and have approximately $200 million in expected charges to be incurred in future periods.
Approximately 2,950 associates will be released under plans initiated in 2026, of which approximately 450 were released through September 30, 2026. In the first nine months of 2026, approximately 550 associates were released under plans initiated in prior years. Approximately 2,950 associates remain to be released under all ongoing rationalization plans.
NOTE 4. OTHER (INCOME) EXPENSE

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Non-service related pension and other postretirement benefits	$15	$90	$53	$139
Financing fees and financial instruments expense	16	12	45	43
Net foreign currency exchange (gains) losses	6	6	6	12
Interest (income)	(8)	(9)	(25)	(27)
General and product liability expense - discontinued products	1	2	9	5
Royalty and other (income)	(15)	(17)	(56)	(43)
Miscellaneous (income) expense	4	7	18	18
	$19	$91	$50	$147
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
Royalty and other income for the three and nine months ended September 30, 2026 includes $12 million and $41 million, respectively, related to royalty income from the OTR license agreement and transition services income related to the sales of the OTR tire business, the Dunlop brand and the chemical business. Royalty and other income for the three and nine months ended September 30, 2025 includes $13 million and $26 million, respectively, related to royalty income from the OTR license agreement and transition services income related to the sales of the OTR tire business and the Dunlop brand.
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
NOTE 5. INCOME TAXES
For the third quarter of 2026, we recorded income tax expense of $28 million on loss before income taxes of $211 million. For the first nine months of 2026, we recorded income tax expense of $140 million on loss before income taxes of $552 million. Income tax expense for the three months ended September 30, 2026 includes net discrete tax benefits of $7 million. Income tax expense for the nine months ended September 30, 2026 includes net discrete tax expense of $19 million and is primarily related to an expected settlement of a prior year tax matter in one of our foreign locations.
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
We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for the three and nine months ended September 30, 2026 primarily relates to losses in the U.S. and foreign jurisdictions in which no tax benefits are recorded and the discrete items noted above. The difference between our effective tax rate and the U.S. statutory rate of 21% for the three and nine months ended September 30, 2025 was mainly impacted by the establishment of a full valuation allowance on our net deferred tax assets of $1.4 billion in the U.S.
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
At September 30, 2026 and December 31, 2025, we had approximately $1.6 billion and $1.4 billion, respectively, of U.S. federal, state and local net deferred tax assets and related valuation allowances totaling $1.6 billion and $1.4 billion, respectively. At September 30, 2026 and December 31, 2025, we also had foreign net deferred tax assets of approximately $1.6 billion and $1.5 billion, respectively, and related valuation allowances of approximately $1.3 billion. Our foreign valuation allowances include a $1.1 billion full valuation allowance on our net deferred tax assets in Luxembourg. Our losses in the U.S. and various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances on our U.S. and foreign deferred tax assets will exist within the next twelve months.
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
We challenged the proposed adjustment through the established IRS administrative procedures and engaged in settlement discussions with the IRS. On July 29, 2026, we entered into a closing agreement with the IRS resolving all federal income tax consequences related to the 2021 transaction (the "IRS settlement"). As a result of the IRS settlement, in the third quarter of 2026, we wrote-off approximately $45 million of our deferred tax assets that were previously utilized to offset the related federal and state taxes. However, since our U.S. deferred tax assets are in a full valuation allowance, the write-off of those deferred tax assets did not have a material impact on our operating results or cash flow.
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
Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Loss per share — basic:
Goodyear net income (loss)	$(238)	$(2,195)	$(691)	$(1,826)
Weighted average shares outstanding	289	288	289	287
Loss per common share — basic	$(0.82)	$(7.62)	$(2.39)	$(6.35)

Loss per share — diluted:
Goodyear net income (loss)	$(238)	$(2,195)	$(691)	$(1,826)
Weighted average shares outstanding	289	288	289	287
Dilutive effect of stock options and other dilutive securities	—	—	—	—
Weighted average shares outstanding — diluted	289	288	289	287
Loss per common share — diluted	$(0.82)	$(7.62)	$(2.39)	$(6.35)
Weighted average shares outstanding — diluted for both the three and nine months ended September 30, 2026 excludes approximately 2 million equivalent shares, and, for both the three and nine months ended September 30, 2025, excludes approximately 3 million equivalent shares, related to options with exercise prices greater than the average market price of our common shares (i.e., "underwater" options). Additionally, weighted average shares outstanding — diluted for both the three and nine months ended September 30, 2026 excludes the dilutive effect of approximately 1 million equivalent shares, and for both the three and nine months ended September 30, 2025 excludes the dilutive effect of approximately 2 million equivalent shares, related to unvested restricted stock units, as their inclusion would have been anti-dilutive due to the Goodyear net loss.
NOTE 7. BUSINESS SEGMENTS
Segment information reflects our strategic business units (“SBUs”), which are organized to meet customer requirements and global competition. For the three and nine months ended September 30, 2026, we operated our business through operating segments representing our regional tire businesses: Americas; EMEA; and Asia Pacific. Segment information is reported on the basis used for reporting to our Chief Executive Officer. Each of the SBUs is involved in the development, manufacture, distribution and sale of tires. Certain of the SBUs also provide related products and services, which include retreads and automotive and commercial truck maintenance and repair services.
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
The following tables present segment sales, significant segment expenses and segment operating income (loss), and the reconciliation of segment operating income (loss) to Income (Loss) before Income Taxes:

	Three Months Ended September 30, 2026
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Net Sales	$2,675	$1,355	$510	$4,540
Less:
Cost of Goods Sold	2,228	1,143	379	3,750
Selling, Administrative and General Expense	359	208	66	633
Other (income) expense(1)	(8)	(8)	(1)	(17)
Segment Operating Income (Loss)	$96	$12	$66	$174
Less:
Rationalizations (Note 3)				148
Interest expense				111
Other (income) expense (Note 4)				19
Net (gains) losses on asset sales				(9)
Asset write-offs, accelerated depreciation and accelerated lease costs, net (Note 3)				71
Corporate incentive compensation plans				9
Retained expenses of divested operations				4
Other(2)				32
Income (Loss) before Income Taxes				$(211)
(1)Primarily represents OTR license agreement royalty income, in addition to transition services income related to the sales of the OTR tire business, the Dunlop brand and the chemical business.
(2)Primarily represents unallocated corporate costs and the elimination of royalty and other income attributable to the SBUs.

	Three Months Ended September 30, 2025
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Net Sales	$2,737	$1,407	$501	$4,645
Less:
Cost of Goods Sold	2,187	1,176	384	3,747
Selling, Administrative and General Expense	350	209	67	626
Other (income) expense(1)	(6)	(8)	(1)	(15)
Segment Operating Income (Loss)	$206	$30	$51	$287
Less:
Goodwill Impairment				674
Rationalizations (Note 3)				21
Interest expense				114
Other (income) expense (Note 4)				91
Net (gains) losses on asset sales				1
Asset write-offs, accelerated depreciation and accelerated lease costs, net (Note 3)				55
Corporate incentive compensation plans				8
Retained expenses of divested operations				5
Other(2)				51
Income (Loss) before Income Taxes				$(733)
(1)Primarily represents OTR transition license agreement royalty income, in addition to transition services income related to the sales of the OTR tire business and the Dunlop brand.
(2)Primarily represents unallocated corporate costs and the elimination of royalty and other income attributable to the SBUs.

	Nine Months Ended September 30, 2026
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Net Sales	$7,120	$4,090	$1,461	$12,671
Less:
Cost of Goods Sold	5,955	3,449	1,086	10,490
Selling, Administrative and General Expense	1,069	668	194	1,931
Other (income) expense(1)	(27)	(23)	(5)	(55)
Segment Operating Income (Loss)	$123	$(4)	$186	$305
Less:
Rationalizations (Note 3)				281
Interest expense				311
Other (income) expense (Note 4)				50
Net (gains) losses on asset sales				(29)
Asset write-offs, accelerated depreciation and accelerated lease costs, net (Note 3)				87
Corporate incentive compensation plans				40
Retained expenses of divested operations				10
Other(2)				107
Income (Loss) before Income Taxes				$(552)
(1)Primarily represents OTR license agreement royalty income, in addition to transition services income related to the sales of the OTR tire business, the Dunlop brand and the chemical business.
(2)Primarily represents unallocated corporate costs and the elimination of royalty and other income attributable to the SBUs.

	Nine Months Ended September 30, 2025
(In millions)	Americas	Europe, Middle East and Africa	Asia Pacific	Total
Net Sales	$7,901	$4,028	$1,434	$13,363
Less:
Cost of Goods Sold	6,376	3,411	1,102	10,889
Selling, Administrative and General Expense	1,043	633	198	1,874
Other (income) expense(1)	(20)	(16)	(5)	(41)
Segment Operating Income (Loss)	$502	$—	$139	$641
Less:
Goodwill Impairment				674
Rationalizations (Note 3)				161
Interest expense				341
Other (income) expense (Note 4)				147
Net (gains) losses on asset sales				(700)
Asset write-offs, accelerated depreciation and accelerated lease costs, net (Note 3)				142
Corporate incentive compensation plans				44
Retained expenses of divested operations				8
Other(2)				121
Income (Loss) before Income Taxes				$(297)
(1)Primarily represents OTR license agreement royalty income, in addition to transition services income related to the sales of the OTR tire business and the Dunlop brand.
(2)Primarily represents unallocated corporate costs and the elimination of royalty income attributable to the SBUs.

The following table presents segment assets:

(In millions)	September 30, 2026	December 31, 2025
Assets
Americas	$10,327	$10,275
Europe, Middle East and Africa	5,096	4,878
Asia Pacific	2,199	2,166
Total Segment Assets	$17,622	$17,319
Corporate	878	889
	$18,500	$18,208

The following table presents geographic information. Net sales by country were determined based on the location of the selling subsidiary. Long-lived assets consist of property, plant and equipment. For net sales, only the United States and Luxembourg were considered to be significant. For long-lived assets, only the United States and China were considered to be significant.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net Sales
United States	$2,252	$2,262	$5,876	$6,548
Luxembourg	416	350	1,342	$1,045
Other international	1,872	2,033	5,453	5,770
	$4,540	$4,645	$12,671	$13,363
(In millions)			September 30, 2026	December 31, 2025
Long-Lived Assets
United States			$3,198	$3,435
China			624	645
Other international			3,630	3,763
			$7,452	$7,843

Goodwill impairment, as described in Note to the Consolidated Financial Statements No. 1, Accounting Policies; rationalizations, as described in Note to the Consolidated Financial Statements No. 3, Costs Associated with Rationalization Programs; net (gains) losses on asset sales, and asset write-offs, accelerated depreciation and accelerated lease costs were not charged (credited) to the SBUs for performance evaluation purposes but were attributable to the SBUs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Goodwill Impairment
Americas	$—	$674	$—	$674
Total Segment Goodwill Impairment	$—	$674	$—	$674

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Rationalizations
Americas	$124	$4	$138	$76
Europe, Middle East and Africa	18	16	126	71
Asia Pacific	2	—	5	1
Total Segment Rationalizations	$144	$20	$269	$148
Corporate	4	1	12	13
	$148	$21	$281	$161

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net (Gains) Losses on Asset Sales
Americas	$(1)	$(3)	$(15)	$(4)
Europe, Middle East and Africa	(12)	—	(15)	—
Asia Pacific	—	—	—	(55)
Total Segment (Gains) Losses on Asset Sales	$(13)	$(3)	$(30)	$(59)
Corporate	4	4	1	(641)
	$(9)	$1	$(29)	$(700)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Asset Write-Offs, Accelerated Depreciation, and Accelerated Lease Costs, net
Americas	$69	$20	$76	$62
Europe, Middle East and Africa	2	33	10	75
Asia Pacific	—	2	1	5
Total Segment Asset Write-Offs, Accelerated Depreciation, and Accelerated Lease Costs, net	$71	$55	$87	$142
The following tables present segment capital expenditures and depreciation and amortization:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Capital Expenditures
Americas	$99	$117	$322	$444
Europe, Middle East and Africa	29	30	110	122
Asia Pacific	11	24	37	68
Total Segment Capital Expenditures	$139	$171	$469	$634
Corporate	—	12	12	15
	$139	$183	$481	$649

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Depreciation and Amortization(1)
Americas	$166	$152	$441	$468
Europe, Middle East and Africa	53	78	174	227
Asia Pacific	28	30	86	90
Total Segment Depreciation and Amortization	$247	$260	$701	$785
Corporate	10	9	30	28
	$257	$269	$731	$813
(1)The amounts presented do not include the allocation of asset write-offs, accelerated depreciation and accelerated lease costs, net, to Corporate.
The following table presents segment equity in the net (income) loss of investees accounted for by the equity method:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Equity in (Income) Loss
Americas	$8	$2	$37	$28
Europe, Middle East and Africa	—	—	—	(1)
Asia Pacific	(2)	(4)	(7)	(11)
Total Segment Equity in (Income) Loss	$6	$(2)	$30	$16
NOTE 8. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
At September 30, 2026, we had total credit arrangements of $10,939 million, of which $3,639 million were unused. At that date, approximately 19% of our debt was at variable interest rates averaging 6.10%.
Notes Payable and Overdrafts, Long Term Debt and Finance Leases due Within One Year and Short Term Financing Arrangements
At September 30, 2026, we had short term committed and uncommitted credit arrangements totaling $687 million, of which $313 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.
The following table presents amounts due within one year:

(In millions)	September 30, 2026	December 31, 2025
Chinese credit facilities	$4	$42
Other foreign and domestic debt	345	464
Notes Payable and Overdrafts	$349	$506
Weighted average interest rate	8.45%	7.62%

4.875% Notes due 2027	$700	$—
7.625% Notes due 2027	118	—
Chinese credit facilities	109	48
Mexican credit facility	—	200
Other foreign and domestic debt (including finance leases)	63	116
Long Term Debt and Finance Leases due Within One Year	$990	$364
Weighted average interest rate	5.31%	5.07%
Total obligations due within one year	$1,339	$870
Long Term Debt and Finance Leases and Financing Arrangements
At September 30, 2026, we had long term credit arrangements totaling $10,252 million, of which $3,326 million were unused.

The following table presents long term debt and finance leases, net of unamortized discounts, and interest rates:

	September 30, 2026		December 31, 2025
(In millions)	Amount	Interest Rate	Amount	Interest Rate
Notes:
4.875% due 2027	$700		$700
7.625% due 2027	118		121
7% due 2028	150		150
2.75% Euro Notes due 2028	455		470
5% due 2029	850		850
6.625% due 2030	500		500
5.25% due April 2031	550		550
5.25% due July 2031	600		600
8.875% due 2032	1,050		—
5.625% due 2033	450		450
Credit Facilities:
First lien revolving credit facility due 2030	57	5.15%	—	—
European revolving credit facility due 2028	619	3.93%	—	—
Pan-European accounts receivable facility	228	4.45%	292	3.86%
Mexican credit facility	—	—%	200	5.99%
Chinese credit facilities	156	2.35%	150	1.69%
Other foreign and domestic debt(1)	316	9.26%	424	8.32%
	6,799		5,457
Unamortized deferred financing fees	(34)		(26)
	6,765		5,431
Finance lease obligations(2)	255		261
	7,020		5,692
Less portion due within one year	(990)		(364)
	$6,030		$5,328

(1)Interest rates are weighted average interest rates primarily related to various foreign credit facilities with customary terms and conditions.
(2)Includes $4 million non-cash financing additions during the nine months ended September 30, 2026 and $2 million of non-cash financing additions during the twelve months ended December 31, 2025.

NOTES
At September 30, 2026, we had $5,423 million of outstanding notes, compared to $4,391 million at December 31, 2025.
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
Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under the facility and our subsidiaries' obligations under the related guarantees are secured by first priority security interests in a variety of collateral. Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the greater of 50% of the appraised value, if any, of our principal trademarks or $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion. As of September 30, 2026, our borrowing base, and therefore our availability under this facility, was $270 million below the facility's stated amount of $2.75 billion.
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
At September 30, 2026, we had $57 million of borrowings and $1 million of letters of credit issued under the revolving credit facility. At December 31, 2025, we had no borrowings and $1 million of letters of credit issued under the revolving credit facility.
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
At September 30, 2026, there were $204 million (€180 million) of borrowings outstanding under the German tranche, $415 million (€365 million) of borrowings outstanding under the all-borrower tranche, and no letters of credit outstanding under the European revolving credit facility. At December 31, 2025, we had no borrowings and no letters of credit outstanding under the European revolving credit facility.
Accounts Receivable Securitization Facility (On-Balance Sheet)
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
At September 30, 2026, the amounts available and utilized under this program totaled $228 million (€200 million). At December 31, 2025, the amounts available and utilized under this program totaled $292 million (€249 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.
For a description of the collateral securing the credit facilities described above as well as the covenants applicable to them, refer to Note to the Consolidated Financial Statements No. 16, Financing Arrangements and Derivative Financial Instruments, in our 2025 Form 10-K.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
We have sold certain of our accounts receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At September 30, 2026, the gross amount of receivables sold was $844 million, compared to $892 million at December 31, 2025.
Supplier Financing
We have entered into supplier finance programs with several financial institutions. Under these programs, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers. We agree to pay the financial institutions the stated amount of the confirmed invoices from the designated suppliers on the original due dates of the invoices. Invoice payment terms can be up to 120 days based on industry norms for the specific item purchased. We do not pay any fees to the financial institutions, and we do not pledge any assets as security or provide other forms of guarantees for these programs. These programs allow our suppliers to sell their receivables to the financial institutions at the sole discretion of the suppliers and the financial institutions on terms that are negotiated among them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under these programs. The amounts available under these programs were $899 million and $876 million at September 30, 2026 and December 31, 2025, respectively. The amounts confirmed to the financial institutions were $589 million and $551 million at September 30, 2026 and December 31, 2025, respectively, and are included in Accounts Payable — Trade in our Consolidated Balance Sheets. All activity related to these obligations is presented within operating activities on the Consolidated Statements of Cash Flows.
Other Foreign Credit Facilities
A Mexican subsidiary and a U.S. subsidiary have a revolving credit facility in Mexico. At September 30, 2026, we have $200 million available and no borrowings outstanding under this facility. At December 31, 2025, the amounts available and utilized under the facility were $200 million. The facility was renewed on September 1, 2026 and matures on November 22, 2028. The facility has covenants relating to the Mexican and U.S. subsidiaries and has customary representations and warranties and defaults relating to the Mexican and U.S. subsidiaries' ability to perform their respective obligations under the facility.
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
The following table presents the total amounts available and utilized under the Chinese financing arrangements:

(In millions)	September 30, 2026	December 31, 2025
Total available	$797	$854
Amounts utilized:
Notes Payable and Overdrafts	$4	$42
Long Term Debt due Within One Year	109	48
Long Term Debt	47	102
Letters of credit, bank acceptances and other utilization	139	131
Total utilized	$299	$323

Maturities	10/26-6/29	1/26-7/27

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
The following table presents the fair values for foreign currency hedge contracts that do not meet the criteria to be accounted for as cash flow hedging instruments:

(In millions)	September 30, 2026	December 31, 2025
Fair Values — Current asset (liability):
Accounts receivable	$32	$6
Other current liabilities	(14)	(30)
At September 30, 2026 and December 31, 2025, these outstanding foreign currency derivatives had notional amounts of $1,841 million and $1,942 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction gains on derivatives of $0 million and $24 million for the three and nine months ended September 30, 2026, respectively, and net transaction gains on derivatives of $4 million and losses of $102 million for the three and nine months ended September 30, 2025, respectively. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.
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

NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheets at September 30, 2026 and December 31, 2025:

	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2026	2025	2026	2025	2026	2025	2026	2025
Assets:
Investments	$13	$13	$13	$13	$—	$—	$—	$—
Foreign Exchange Contracts	32	6	—	—	32	6	—	—
Total Assets at Fair Value	$45	$19	$13	$13	$32	$6	$—	$—

Liabilities:
Foreign Exchange Contracts	$14	$30	$—	$—	$14	$30	$—	$—
Total Liabilities at Fair Value	$14	$30	$—	$—	$14	$30	$—	$—
The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding finance leases, at September 30, 2026 and December 31, 2025:

(In millions)	September 30, 2026	December 31, 2025
Fixed Rate Debt:(1)
Carrying amount — liability	$5,513	$4,496
Fair value — liability	5,071	4,422

Variable Rate Debt:(1)
Carrying amount — liability	$1,252	$935
Fair value — liability	1,189	935
(1)Excludes Notes Payable and Overdrafts of $349 million and $506 million at September 30, 2026 and December 31, 2025, respectively, of which $177 million and $216 million, respectively, are at fixed rates and $172 million and $290 million, respectively, are at variable rates. The carrying value of Notes Payable and Overdrafts approximates fair value due to the short term nature of the facilities.

Long term debt with fair values of $4,947 million and $4,291 million at September 30, 2026 and December 31, 2025, respectively, were estimated using quoted Level 1 market prices. The carrying value of the remaining long term debt approximates fair value since the terms of the financing arrangements are similar to terms that could be obtained under current lending market conditions.
NOTE 10. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide employees with defined benefit pension or defined contribution savings plans.
Defined benefit pension cost follows:

	U.S.		U.S.
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Service cost	$1	$1	$4	$4
Interest cost	32	40	96	121
Expected return on plan assets	(43)	(50)	(130)	(151)
Amortization of net losses	22	24	65	71
Net periodic pension cost	$12	$15	$35	$45
Net curtailments/settlements/termination benefits	7	68	7	76
Total defined benefit pension cost	$19	$83	$42	$121

	Non-U.S.		Non-U.S.
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Service cost	$4	$4	$11	$12
Interest cost	24	26	74	76
Expected return on plan assets	(22)	(24)	(67)	(70)
Amortization of prior service cost	—	—	1	1
Amortization of net losses	5	6	16	16
Net periodic pension cost	$11	$12	$35	$35
Net curtailments/settlements/termination benefits	—	—	—	1
Total defined benefit pension cost	$11	$12	$35	$36
Service cost is recorded in CGS or SAG. Other components of net periodic pension cost are recorded in Other (Income) Expense. Net curtailments, settlements and termination benefits, if any, are recorded in Other (Income) Expense or Rationalizations if related to a rationalization plan.
In the third quarter of 2026, a pension termination benefits charge of $7 million was recorded related to the exit of employees under an approved rationalization plan.
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
We also provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. There was no net other postretirement benefit expense for the three and nine months ended September 30, 2026. Net other postretirement benefits income for three and nine months ended September 30, 2025 was $1 million for both periods.
We expect to contribute approximately $25 million to our funded non-U.S. pension plans in 2026. For the three and nine months ended September 30, 2026, we contributed $3 million and $12 million, respectively, to our non-U.S. plans.
The expense recognized for our contributions to defined contribution savings plans for the three months ended September 30, 2026 and 2025 was $26 million and $30 million, respectively, and for the nine months ended September 30, 2026 and 2025 was $83 million and $92 million, respectively.
NOTE 11. STOCK COMPENSATION PLANS
Our Board of Directors granted 2.2 million restricted stock units and 0.7 million performance share units during the nine months ended September 30, 2026 under our stock compensation plans. We measure the fair value of grants of restricted stock units and performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $8.34 for restricted stock units and $8.30 for performance share units granted during the nine months ended September 30, 2026.
We recognized stock-based compensation expense of $1 million and $13 million during the three and nine months ended September 30, 2026, respectively. At September 30, 2026, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $19 million and is expected to be recognized over the remaining vesting period of the respective grants, through the third quarter of 2029. We recognized stock-based compensation expense of $6 million and $17 million during the three and nine months ended September 30, 2025, respectively.
NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
We have recorded liabilities totaling $84 million and $79 million at September 30, 2026 and December 31, 2025, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $22 million was included in Other Current Liabilities at both September 30, 2026 and December 31, 2025. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
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
Workers’ Compensation
We have recorded net liabilities, on a discounted basis, totaling $148 million and $145 million for anticipated costs related to workers’ compensation at September 30, 2026 and December 31, 2025, respectively. Of these amounts, $28 million was included in Other Current Liabilities as part of Compensation and Benefits at both September 30, 2026 and December 31, 2025. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At September 30, 2026 and December 31, 2025, the liability was discounted using a risk-free rate of return. At September 30, 2026, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $25 million.
General and Product Liability and Other Litigation
We have recorded liabilities for both asserted and unasserted claims totaling $435 million and $417 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at September 30, 2026 and December 31, 2025, respectively. Of these amounts, $74 million and $66 million were included in Other Current Liabilities at September 30, 2026 and December 31, 2025, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at September 30, 2026, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.
We have recorded an indemnification asset within Accounts Receivable of $1 million and within Other Assets of $2 million for Sumitomo Rubber Industries, Ltd. ("SRI's") obligation to indemnify us for certain product liability claims related to products manufactured by a formerly consolidated joint venture entity, subject to certain caps and restrictions.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and federal courts. To date, we have disposed of approximately 169,700 claims by defending, obtaining the dismissal thereof, or entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled $613 million through September 30, 2026 and $597 million through December 31, 2025.
A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by settlement or dismissal in large numbers, the amount and timing of filings, settlements and dismissals and the number of open claims during a particular period can fluctuate significantly.

(Dollars in millions)	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Pending claims, beginning of period	30,400	35,400
New claims filed	800	800
Claims settled/dismissed	(2,700)	(5,800)
Pending claims, end of period	28,500	30,400
Payments(1)	$11	$16
(1)Represents cash payments made during the period by us and our insurers for asbestos litigation defense and claim resolution.

We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $112 million and $107 million at September 30, 2026 and December 31, 2025, respectively. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future may result in an increase in the recorded obligation, and that increase could be significant.
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
We recorded an insurance receivable related to asbestos claims of $58 million and $57 million at September 30, 2026 and December 31, 2025, respectively. We expect that approximately 50% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $10 million was included in Current Assets as part of Accounts Receivable at both September 30, 2026 and December 31, 2025. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers, as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.
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
We challenged the proposed adjustment through the established IRS administrative procedures and engaged in settlement discussions with the IRS. On July 29, 2026, we entered into a closing agreement with the IRS resolving all federal income tax consequences related to the 2021 transaction (the "IRS settlement"). As a result of the IRS settlement, in the third quarter of 2026, we wrote-off approximately $45 million of our deferred tax assets that were previously utilized to offset the related federal and state taxes. However, since our U.S. deferred tax assets are in a full valuation allowance, the write-off of those deferred tax assets did not have a material impact on our operating results or cash flow.
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
Binding Commitments and Guarantees
We have off-balance sheet financial guarantees and other commitments totaling $15 million at both September 30, 2026 and December 31, 2025. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. We generally do not require collateral in connection with the issuance of these guarantees.
In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of $46 million to an insurance company related to SRI's obligation to pay certain outstanding workers' compensation claims of a formerly consolidated joint venture entity. As of September 30, 2026, this guarantee amount has been reduced to $15 million. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to continue to decrease over time as the formerly consolidated joint venture entity pays its outstanding claims.
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
We have an agreement to provide a revolving loan commitment to TireHub, LLC. During the first quarter of 2026, the revolving loan commitment decreased from $130 million to $100 million. The carrying value of our net investment in TireHub was $17 million and $44 million, which includes an outstanding loan receivable of $84 million and $103 million, including $1 million and $2 million of interest, at September 30, 2026 and December 31, 2025, respectively, and was included in Other Assets on our Consolidated Balance Sheets. Our investment in TireHub is accounted for under the equity method of accounting and, as such, includes our 50% share of the net income (losses) of TireHub.
NOTE 13. CAPITAL STOCK
Common Stock Repurchases
We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During the first nine months of 2026, we did not repurchase any shares from employees.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present changes in AOCL, by component, for the nine months ended September 30, 2026 and 2025, after tax and minority interest.

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) from Securities	Unrecognized Net Actuarial Losses and Prior Service Costs	Total
Balance at December 31, 2025	$(1,662)	$1	$(1,927)	$(3,588)
Other comprehensive income (loss) before reclassifications	15	—	2	17
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	69	69
Balance at September 30, 2026	$(1,647)	$1	$(1,856)	$(3,502)

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) from Securities	Unrecognized Net Actuarial Losses and Prior Service Costs	Total
Balance at December 31, 2024	$(1,705)	$1	$(2,140)	$(3,844)
Other comprehensive income (loss) before reclassifications	(10)	—	(3)	(13)
Amounts reclassified from accumulated other comprehensive income (loss)	8	—	143	151
Balance at September 30, 2025	$(1,707)	$1	$(2,000)	$(3,706)
The following table presents reclassifications out of AOCL:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(In millions) (Income) Expense	Amount Reclassified from AOCL		Amount Reclassified from AOCL		Affected Line Item in the Consolidated Statements of Operations
Component of AOCL
Foreign currency translation adjustment, before tax	$—	$—	$—	$8	Net (Gain) Loss on Asset Sales
Tax effect	—	—	—	—	United States and Foreign Taxes
Net of tax	$—	$—	$—	$8	Goodyear Net Income (Loss)

Amortization of prior service cost and unrecognized gains and losses	$24	$25	$72	$76	Other (Income) Expense
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures	—	68	—	70	Other (Income) Expense
Unrecognized net actuarial losses and prior service costs, before tax	$24	$93	$72	$146
Tax effect	(1)	10	(3)	(3)	United States and Foreign Taxes
Net of tax	$23	$103	$69	$143	Goodyear Net Income (Loss)

Total reclassifications	$23	$103	$69	$151	Goodyear Net Income (Loss)

The following table presents the details of comprehensive income (loss) attributable to minority shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net Income (Loss) Attributable to Minority Shareholders	$(1)	$(2)	$(1)	$28
Other Comprehensive Income (Loss):
Foreign currency translation	—	(1)	(4)	7
Other Comprehensive Income (Loss)	$—	$(1)	$(4)	$7
Comprehensive Income (Loss) Attributable to Minority Shareholders	$(1)	$(3)	$(5)	$35

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
All per share amounts are diluted and refer to Goodyear net income (loss).
OVERVIEW
The Goodyear Tire & Rubber Company (the "Company," "Goodyear," "we," "us" or "our") is one of the world’s leading manufacturers of tires, with one of the most recognizable brand names in the world and operations in most regions of the world. We have a broad global footprint with 46 manufacturing facilities in 19 countries, including the United States. We operate our business through three operating segments representing our regional tire businesses: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific.
Results of Operations
Our results for the third quarter of 2026 include a 3.3% decrease in tire unit shipments compared to 2025 driven by planned rationalization of lower-tier product offerings and market softness. In the third quarter of 2026, we also experienced approximately $69 million of inflationary cost pressures.
Net sales in the third quarter of 2026 were $4,540 million, compared to $4,645 million in the third quarter of 2025. Net sales decreased in 2026 primarily due to the impacts of our divestitures and lower tire volume. These decreases were partially offset by favorable price and product mix.
In the third quarter of 2026, Goodyear net loss was $238 million, or $0.82 per share, compared to $2,195 million, or $7.62 per share, in the third quarter of 2025. The change in Goodyear net loss was primarily due to a decrease in U.S. and Foreign Tax Expense, primarily related to the establishment of a full valuation allowance on our net deferred tax assets in the U.S. in 2025, and a non-cash goodwill impairment charge in 2025.
Total segment operating income for the third quarter of 2026 was $174 million, compared to $287 million in the third quarter of 2025. The $113 million decrease was primarily due to increased conversion costs of $138 million, driven by the effect of lower tire production on fixed cost absorption and inflation, the impact of our divestitures, including $33 million related to the sale of the chemical business and $33 million related to the sale of the Dunlop brand, excluding the favorable impact of the Dunlop offtake supply agreement of $10 million, higher raw material costs of $29 million, an increase in other costs of $28 million, primarily driven by higher transportation costs, lower tire volume of $16 million, higher Selling, Administrative and General Expense ("SAG") of $15 million, lower earnings in other tire-related businesses of $11 million, primarily related to Fleet Solutions in EMEA, higher net tariff costs of $8 million and the negative impacts of a strike and earthquake in Colombia of $6 million ($6 million after-tax and minority). These decreases were partially offset by benefits from favorable price and product mix of $105 million and our Goodyear Forward transformation plan ("Goodyear Forward") of $90 million. Refer to "Results of Operations — Segment Information" for additional information.
Net sales in the first nine months of 2026 were $12,671 million, compared to $13,363 million in the first nine months of 2025. Net sales decreased in 2026 primarily due to lower tire volume and the impacts of our divestitures. These decreases were partially offset by favorable price and product mix and the positive impact of changes in foreign exchange rates.
In the first nine months of 2026, Goodyear net loss was $691 million, or $2.39 per share, compared to $1,826 million, or $6.35 per share, in the first nine months of 2025. The change in Goodyear net loss was primarily due to a decrease in U.S. and Foreign Tax Expense, primarily related to the establishment of a full valuation allowance on our net deferred tax assets in the U.S. in 2025, and a non-cash goodwill impairment charge in 2025, partially offset by a gain on the sale of the Dunlop brand and off-the-road ("OTR") tire business in 2025 and higher rationalization charges.
Total segment operating income for the first nine months of 2026 was $305 million, compared to $641 million in the first nine months of 2025. The $336 million decrease was primarily due to increased conversion costs of $458 million, driven by the effect of lower tire production on fixed cost absorption and inflation, lower tire volume of $137 million, the impact of our divestitures, including $95 million related to the sale of the chemical business and $63 million related to the sale of the Dunlop brand, excluding the favorable impact of the Dunlop offtake supply agreement of $21 million, higher SAG of $60 million, higher net tariff costs of $52 million, lower earnings related to other tire-related businesses of $29 million, primarily related to Fleet Solutions in EMEA, and higher transportation costs of $22 million. These decreases were partially offset by benefits from the Goodyear Forward plan of $292 million, favorable price and product mix of $152 million and lower raw material costs of $150 million. Refer to "Results of Operations —Segment Information" for additional information.
On July 30, 2026, we reached a tentative agreement with the United Steelworkers ("USW") on a new master labor contract covering nearly 2,400 workers at three plants in the United States. The agreement was ratified by USW members on August 23, 2026, and will remain in effect through April 28, 2029.

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
At September 30, 2026, we had $812 million in cash and cash equivalents as well as $3,639 million of unused availability under our various credit agreements, compared to $801 million and $4,421 million, respectively, at December 31, 2025. For the nine months ended September 30, 2026, net cash used for operating activities was $764 million, reflecting our cash used for working capital of $871 million. Net cash used for investing activities was $441 million, primarily representing capital expenditures of $481 million. Net cash provided by financing activities was $1,171 million, primarily due to net borrowings of $1,209 million, including the issuance of $1,050 million of new senior notes. Refer to "Liquidity and Capital Resources" for additional information.
Outlook
With macroeconomic, regulatory and geopolitical uncertainties pressuring consumer and commercial replacement markets, we expect global unit volumes in the fourth quarter of 2026 to be down slightly compared with the fourth quarter of 2025. Given our production levels in the third quarter of 2026, we expect higher unabsorbed overhead costs of approximately $45 million in the fourth quarter of 2026 compared to the fourth quarter of 2025.
We expect our Goodyear Forward plan to deliver approximately $110 million of incremental savings in the fourth quarter of 2026 compared to the fourth quarter of 2025.
Based on current spot prices, we expect raw material costs to be unfavorable by approximately $170 million in the fourth quarter of 2026 compared to the fourth quarter of 2025. Natural and synthetic rubber prices and other commodity prices historically have been volatile, and our raw material costs could change based on future price fluctuations and changes in foreign exchange rates. We continue to focus on price and product mix, to substitute lower cost materials where possible, to work to identify additional substitution opportunities, and to reduce the amount of material required in each tire to minimize the impact of higher raw material costs.
We expect inflation and other costs will increase approximately $110 million in the fourth quarter of 2026 compared to the fourth quarter of 2025.
Refer also to “Liquidity and Capital Resources” for commentary regarding our outlook on 2026 cash flow; “Forward-Looking Information – Safe Harbor Statement” for a discussion of our use of forward-looking statements; and “Item 1A. Risk Factors” in our 2025 Form 10-K for a discussion of the risk factors that may impact our business, results of operations, financial condition or liquidity.
RESULTS OF OPERATIONS
CONSOLIDATED
Three Months Ended September 30, 2026 and 2025
Net sales in the third quarter of 2026 were $4,540 million, decreasing $105 million, or 2.3%, from $4,645 million in the third quarter of 2025. Goodyear net loss was $238 million, or $0.82 per share, in the third quarter of 2026, compared to Goodyear net loss of $2,195 million, or $7.62 per share, in the third quarter of 2025.
Net sales decreased in the third quarter of 2026 primarily due to the impacts of our divestitures, including $117 million related to the sale of the chemical business and $116 million related to the sale of the Dunlop brand, excluding the favorable impact of the Dunlop offtake supply agreement of $56 million, and lower tire volume of $75 million. These decreases were partially offset by favorable price and product mix of $153 million.
Worldwide tire unit sales in the third quarter of 2026 were 38.6 million units, decreasing 1.4 million units, or 3.3%, from 40.0 million units in the third quarter of 2025 due to planned rationalization of lower-tier product offerings and market softness. Replacement tire volume decreased globally by 1.7 million units, or 5.8%. OE tire volume increased by 0.3 million units, or 3.1%, driven by Americas and EMEA.
Cost of Goods Sold ("CGS") in the third quarter of 2026 was $3,817 million, increasing $16 million, or 0.4%, from $3,801 million in the third quarter of 2025. CGS increased primarily due to higher conversion costs of $138 million, unfavorable product mix of $48 million, an increase in other costs of $30 million, primarily driven by higher transportation costs, higher raw material costs of $29 million, an increase in asset write-offs, accelerated depreciation and accelerated lease charges of $18 million, higher costs related to other tire-related businesses of $12 million, primarily related to Fleet Solutions, higher net tariff costs of $8 million and the negative impacts of a strike and earthquake in Colombia of $6 million ($6 million after-tax and minority). These increases were partially offset by impacts related to divestitures, including $79 million related to the sale of the chemical business and $83 million related to the sale of the Dunlop brand, excluding increased offtake supply agreement costs of $46 million, savings related to the Goodyear Forward plan of $86 million, lower tire volume of $59 million, and foreign currency translation of $10 million.
CGS in the third quarter of 2026 and 2025 included pension expense of $3 million for each period. CGS was 84.1% of sales in the third quarter of 2026, compared to 81.8% in the third quarter of 2025.
SAG in the third quarter of 2026 was $665 million, decreasing $11 million, or 1.6%, from $676 million in the third quarter of 2025. SAG decreased primarily due to impacts related to divestitures, including $5 million related to the sale of the chemical business, savings related to the Goodyear Forward plan of $4 million and a decrease in asset write-offs, accelerated depreciation and accelerated lease charges of $2 million. These decreases were partially offset by increased advertising expenses of $5 million. SAG in the third quarter of 2025 also included costs related to the Goodyear Forward plan of $4 million ($4 million after-tax and minority).
SAG in both the third quarter of 2026 and 2025 included pension expense of $2 million. SAG in both the third quarter of 2026 and 2025 was 14.6% of sales.
We recorded a goodwill impairment charge of $674 million ($674 million after-tax and minority) in the third quarter of 2025 related to our North America reporting unit.
We recorded net rationalization charges of $148 million ($143 million after-tax and minority) in the third quarter of 2026 and $21 million ($21 million after-tax and minority) in the third quarter of 2025. Net rationalization charges in the third quarter of 2026 primarily related to plans to close our Fayetteville, North Carolina tire manufacturing facility ("Fayetteville"), reduce manufacturing expenses globally and close our chemical manufacturing facilities in Niagara Falls, New York (“Niagara Falls”) and Bayport, Texas (“Bayport”). Net rationalization charges in the third quarter of 2025 primarily related to the plan to close our manufacturing facility in Kariega, South Africa ("Kariega") in EMEA, the elimination of commercial tire production at our Danville, Virginia tire manufacturing facility ("Danville"), the closures of our Fulda and Fürstenwalde, Germany tire manufacturing facilities ("Fulda and Fürstenwalde") and the plan to reduce SAG headcount in Americas and Corporate. For further information, refer to Note to the Consolidated Financial Statements No. 3, Costs Associated with Rationalization Programs.
CGS and SAG in the third quarter of 2026 and 2025 included $71 million ($71 million after-tax and minority) and $55 million ($55 million after-tax and minority), respectively, of asset write-offs, accelerated depreciation and accelerated lease charges, primarily related to rationalization activities.
Interest expense in the third quarter of 2026 was $111 million, decreasing $3 million, or 2.6%, from $114 million in the third quarter of 2025. The average interest rate was 6.1% in the third quarter of 2026 compared to 5.7% in the third quarter of 2025. The average debt balance was $7,280 million in the third quarter of 2026 compared to $7,946 million in the third quarter of 2025.
The third quarter of 2026 included net gains on asset sales of $9 million ($6 million after-tax and minority), compared to net losses on asset sales of $1 million ($1 million after-tax and minority) in the third quarter of 2025.
Other (Income) Expense in the third quarter of 2026 was $19 million of expense, compared to $91 million in the third quarter of 2025. The decrease in Other (Income) Expense was primarily due to a decrease in non-service related pension and other postretirement benefits cost of $75 million, primarily due to a pension settlement charge of $68 million ($68 million after-tax and minority) in the third quarter of 2025. The third quarter of 2025 also included transaction costs of $4 million ($4 million after-tax and minority), primarily related to the sale of the chemical business.
In the third quarter of 2026, we recorded income tax expense of $28 million on a loss before income taxes of $211 million. Income tax expense for the three months ended September 30, 2026 included net discrete tax benefits of $7 million ($7 million after minority interest). In the third quarter of 2025, we recorded income tax expense of $1,464 million on a loss before income taxes of $733 million. Income tax expense for the three months ended September 30, 2025 included net discrete tax expense of $1,450 million ($1,450 million after minority interest), primarily related to the establishment of a full valuation allowance on our net deferred tax assets in the U.S.
We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for the three months ended September 30, 2026 primarily relates to losses in the U.S. and foreign jurisdictions in which no tax benefits are recorded and the discrete items noted above. The difference between our effective tax rate and the U.S. statutory rate of 21% for the three months ended September 30, 2025 was mainly impacted by the establishment of a full valuation allowance on our net deferred tax assets of $1.4 billion in the U.S.
For further information regarding income taxes and the realizability of our deferred tax assets, refer to Note to the Consolidated Financial Statements No. 5, Income Taxes.

There was $1 million of minority shareholders’ net loss in the third quarter of 2026, compared to $2 million in the third quarter of 2025.
Nine Months Ended September 30, 2026 and 2025
Net sales in the first nine months of 2026 were $12,671 million, a decrease of $692 million, or 5.2%, from $13,363 million in the first nine months of 2025. Goodyear net loss was $691 million, or $2.39 per share, in the first nine months of 2026, compared to Goodyear net loss of $1,826 million, or $6.35 per share, in the first nine months of 2025.
Net sales decreased in the first nine months of 2026 primarily due to lower tire volume of $660 million and the impacts of our divestitures, including $361 million related to the sale of the chemical business and $297 million related to the sale of the Dunlop brand, excluding the favorable impact of the Dunlop offtake supply agreement of $151 million. These decreases were partially offset by favorable price and product mix of $267 million and the positive impact of changes in foreign exchange rates of $211 million.
Worldwide tire unit sales in the first nine months of 2026 were 109.1 million units, decreasing 7.3 million units, or 6.3%, from 116.4 million units in the first nine months of 2025 due to weakness in the replacement industry, increased competitiveness and planned rationalization of lower-tier product offerings. Replacement tire volume decreased globally by 8.8 million units, or 10.7%. OE tire volume increased by 1.5 million units, or 4.5%, driven by Americas and EMEA.
CGS in the first nine months of 2026 was $10,574 million, decreasing $445 million, or 4.0%, from $11,019 million in the first nine months of 2025. CGS decreased primarily due to lower tire volume of $523 million, impacts related to divestitures, including $250 million related to the sale of the chemical business and $234 million related to the sale of the Dunlop brand, excluding increased offtake supply agreement costs of $130 million, savings related to the Goodyear Forward plan of $262 million, lower raw material costs of $150 million, and a decrease in asset write-offs, accelerated depreciation and accelerated lease charges of $49 million. These decreases were partially offset by higher conversion costs of $458 million, foreign currency translation of $167 million, unfavorable product mix of $115 million, other costs of $64 million, primarily driven by higher transportation costs, higher net tariff costs of $52 million, higher costs related to other tire-related businesses of $20 million, primarily related to Fleet Solutions, the negative impacts of a strike and earthquake in Colombia of $13 million ($13 million after-tax and minority), and a charge related to an expected settlement of a prior year tax matter in one of our foreign locations of $8 million ($8 million after-tax and minority).
CGS in the first nine months of 2026 and 2025 included pension expense of $8 million and $9 million, respectively. CGS was 83.5% of sales in the first nine months of 2026, compared to 82.5% in the first nine months of 2025.
SAG in the first nine months of 2026 was $2,036 million, increasing $18 million, or 0.9%, from $2,018 million in the first nine months of 2025. SAG increased primarily due to foreign currency translation of $38 million, other costs of $29 million, primarily related to inflation, and higher advertising costs of $8 million. These increases were partially offset by savings related to the Goodyear Forward plan of $27 million, impacts related to divestitures, including $16 million related to the sale of the chemical business, and a decrease in asset write-offs, accelerated depreciation and accelerated lease charges of $6 million. SAG in the first nine months of 2025 also included costs related to the Goodyear Forward plan of $9 million ($9 million after-tax and minority).
SAG in the first nine months of 2026 and 2025 included pension expense of $7 million for each period. SAG was 16.1% of sales in the first nine months of 2026, compared to 15.1% in the first nine months of 2025.
We recorded a goodwill impairment charge of $674 million ($674 million after-tax and minority) in the first nine months of 2025 related to our North America reporting unit.
We recorded net rationalization charges of $281 million ($267 million after-tax and minority) in the first nine months of 2026 and $161 million ($140 million after-tax and minority) in the first nine months of 2025. Net rationalization charges in the first nine months of 2026 primarily related to plans to close Fayetteville, reduce manufacturing expenses globally, close Niagara Falls and Bayport, improve EMEA's cost structure, reduce headcount globally, close the Tall Timbers mold plant in Findlay, Ohio ("Tall Timbers"), reduce global SAG, and close Fulda and Fürstenwalde. Net rationalization charges in the first nine months of 2025 primarily related to the closure of Kariega, the elimination of commercial tire production at Danville, the closures of Fulda and Fürstenwalde, and a plan to reduce SAG headcount in Americas and Corporate. For further information, refer to Note to the Consolidated Financial Statements No. 3, Costs Associated with Rationalization Programs.
CGS and SAG in the first nine months of 2026 included $87 million ($87 million after-tax and minority) of asset write-offs, accelerated depreciation and accelerated lease charges, primarily related to Fulda, Fürstenwalde and Tall Timbers. CGS and SAG in the first nine months of 2025 included $142 million ($131 million after-tax and minority) of asset write offs, accelerated depreciation and accelerated lease charges, primarily related to Fulda, Fürstenwalde and Danville.
Interest expense in the first nine months of 2026 was $311 million, decreasing $30 million, or 8.8%, from $341 million in the first nine months of 2025. The average interest rate was 5.9% in the first nine months of 2026 compared to 5.7% in the first nine months of 2025. The average debt balance was $6,986 million in the first nine months of 2026 compared to $7,930 million in the first nine months of 2025.
The first nine months of 2026 include net gains on asset sales of $29 million ($23 million after-tax and minority), compared to net gains on asset and other sales of $700 million ($628 million after-tax and minority) in the first nine months of 2025, primarily due to the gain of $385 million ($367 million after-tax and minority) on the sale of Dunlop brand, the gain of $255 million ($231 million after-tax and minority) on the sale of the OTR tire business and gains on other asset sales of $60 million ($30 million after-tax and minority).
Other (Income) Expense in the first nine months of 2026 was $50 million of expense, compared to $147 million in the first nine months of 2025. The decrease in Other (Income) Expense was primarily due to a decrease in non-service related pension and other postretirement benefits cost of $86 million, including pension settlement charges of $72 million ($71 million after-tax and minority) in the first nine months of 2025, and an increase in royalty and other income of $13 million. The first nine months of 2025 also included transaction costs of $10 million ($7 million after-tax and minority), primarily related to the sale of the chemical business.
For the first nine months of 2026, we recorded income tax expense of $140 million on a loss before income taxes of $552 million. Income tax expense for the nine months ended September 30, 2026 included net discrete tax expense of $19 million ($19 million after minority interest), primarily related to an expected settlement of a prior year tax matter in one of our foreign locations. In the first nine months of 2025, we recorded income tax expense of $1,501 million on a loss before income taxes of $297 million. Income tax expense for the nine months ended September 30, 2025 included net discrete tax expense of $1,446 million ($1,446 million after minority interest), primarily related to the establishment of a full valuation allowance on our net deferred tax assets in the U.S.
We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for the nine months ended September 30, 2026 primarily relates to losses in the U.S. and foreign jurisdictions in which no tax benefits are recorded and the discrete items noted above. The difference between our effective tax rate and the U.S. statutory rate of 21% for the nine months ended September 30, 2025 was mainly impacted by the establishment of a full valuation allowance on our net deferred tax assets of $1.4 billion in the U.S.
At September 30, 2026 and December 31, 2025, we had approximately $1.6 billion and $1.4 billion, respectively, of U.S. federal, state and local net deferred tax assets and related valuation allowances totaling $1.6 billion and $1.4 billion, respectively. At September 30, 2026 and December 31, 2025, we also had foreign net deferred tax assets of approximately $1.6 billion and $1.5 billion, respectively, and related valuation allowances of approximately $1.3 billion. Our foreign valuation allowances include a $1.1 billion full valuation allowance on our net deferred tax assets in Luxembourg. Our losses in the U.S. and various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of these net deferred tax assets. Each reporting period, we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances on our U.S. and foreign deferred tax assets will exist within the next twelve months.
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
There was $1 million of minority shareholders' net loss in the first nine months of 2026, compared to $28 million of net income in the first nine months of 2025, primarily related to the sale of property in Asia Pacific.
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
Total segment operating income for the third quarter of 2026 was $174 million, a decrease of $113 million, or 39.4%, from $287 million in the third quarter of 2025. Total segment operating margin in the third quarter of 2026 was 3.8%, compared to 6.2% in the third quarter of 2025. Total segment operating income for the first nine months of 2026 was $305 million, a decrease of $336 million, or 52.4%, from $641 million in the first nine months of 2025. Total segment operating margin in the first nine months of 2026 was 2.4%, compared to 4.8% in the first nine months of 2025.
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
Americas

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2026	2025	Change	Percent Change	2026	2025	Change	Percent Change
Tire Units	19.6	19.6	0.0	—%	52.3	57.1	(4.8)	(8.4)%
Net Sales	$2,675	$2,737	$(62)	(2.3)%	$7,120	$7,901	$(781)	(9.9)%
Operating Income	96	206	(110)	(53.4)%	123	502	(379)	(75.5)%
Operating Margin	3.6%	7.5%			1.7%	6.4%
Three Months Ended September 30, 2026 and 2025
Americas unit sales in the third quarter of 2026 remained flat at 19.6 million units. Replacement tire volume decreased 0.3 million units, or 2.2%. OE tire volume increased 0.3 million units, or 8.7%, reflecting market share gains.
Net sales in the third quarter of 2026 were $2,675 million, decreasing $62 million, or 2.3%, from $2,737 million in the third quarter of 2025. The decrease in net sales was primarily due to the impact of the sale of the chemical business of $117 million. This decrease was partially offset by favorable price and product mix of $42 million and the positive impact of changes in foreign exchange rates of $19 million, primarily related to the strengthening of the Brazilian real and Mexican peso.
Operating income in the third quarter of 2026 was $96 million, decreasing $110 million, or 53.4%, from $206 million in the third quarter of 2025. The decrease in operating income was due to higher conversion costs of $96 million, driven by the effect of lower tire production on fixed cost absorption and inflation, the impact of the sale of the chemical business of $34 million, higher other costs of $31 million, primarily driven by higher transportation and net tariff costs, and the negative impacts of a strike and earthquake in Colombia of $6 million ($6 million after-tax and minority). These decreases were partially offset by benefits from the Goodyear Forward plan of $52 million.
Operating income in the third quarter of 2026 excluded net rationalization charges of $124 million, asset write-offs, accelerated depreciation and accelerated lease costs of $69 million and net gains on asset sales of $1 million. Operating income in the third quarter of 2025 excluded a non-cash goodwill impairment charge of $674 million, asset write-offs, accelerated depreciation and accelerated lease costs of $20 million, net rationalization charges of $4 million and net gains on asset sales of $3 million.
Nine Months Ended September 30, 2026 and 2025
Americas unit sales in the first nine months of 2026 decreased 4.8 million units, or 8.4%, to 52.3 million units. Replacement tire volume decreased 5.8 million units, or 12.6%, primarily due to weakness in the replacement industry, increased competitiveness and planned rationalization of lower-tier product offerings. OE tire volume increased 1.0 million units, or 8.5%, primarily in the U.S., Brazil and Canada.
Net sales in the first nine months of 2026 were $7,120 million, decreasing $781 million, or 9.9%, from $7,901 million in the first nine months of 2025. The decrease in net sales was primarily due to lower tire volume of $528 million and the impact of the sale of the chemical business of $361 million. These decreases were partially offset by the positive impact of changes in foreign exchange rates of $91 million, primarily related to the strengthening of the Brazilian real and Mexican peso.
Operating income in the first nine months of 2026 was $123 million, decreasing $379 million, or 75.5%, from $502 million in the first nine months of 2025. The decrease in operating income was due to higher conversion costs of $307 million, driven by the effect of lower tire production on fixed cost absorption and inflation, lower tire volume of $112 million, the impact of the sale of the chemical business of $98 million, higher net tariff costs of $52 million, higher SAG of $38 million and unfavorable price and product mix of $37 million. These decreases were partially offset by benefits from the Goodyear Forward plan of $181 million and lower raw material costs of $125 million.
Operating income in the first nine months of 2026 excluded net rationalization charges of $138 million, asset write-offs, accelerated depreciation and accelerated lease costs of $76 million and net gains on asset sales of $15 million. Operating income in the first nine months of 2025 excluded a non-cash goodwill impairment charge of $674 million, net rationalization charges of $76 million, asset write-offs, accelerated depreciation and accelerated lease costs of $62 million, and net gains on asset sales of $4 million.
Europe, Middle East and Africa

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2026	2025	Change	Percent Change	2026	2025	Change	Percent Change
Tire Units	11.1	12.0	(0.9)	(6.7)%	33.5	35.6	(2.1)	(5.8)%
Net Sales	$1,355	$1,407	$(52)	(3.7)%	$4,090	$4,028	$62	1.5%
Operating Income (Loss)	12	30	(18)	(60.0)%	(4)	—	(4)	N/M
Operating Margin	0.9%	2.1%			(0.1%)	—%
Three Months Ended September 30, 2026 and 2025
EMEA unit sales in the third quarter of 2026 decreased 0.9 million units, or 6.7%, to 11.1 million units. Replacement tire volume decreased 1.1 million units, or 11.3%, primarily in our consumer business, reflecting planned rationalization of lower-tier product offerings and market softness. OE tire volume increased 0.2 million units, or 5.5%, primarily in our consumer business, reflecting share gains driven by new fitments.
Net sales in the third quarter of 2026 were $1,355 million, decreasing $52 million, or 3.7%, from $1,407 million in the third quarter of 2025. The decrease in net sales was primarily driven by the impact of the sale of the Dunlop brand of $116 million, excluding the favorable impact of the offtake supply agreement of $56 million, lower tire volume of $46 million, and the negative impact of changes in foreign exchange rates of $25 million, driven by a weaker Turkish lira and euro. These decreases were partially offset by favorable price and product mix of $67 million and higher sales in the other tire-related businesses of $10 million, primarily due to Fleet Solutions.
Operating income in the third quarter of 2026 was $12 million, decreasing $18 million, or 60.0%, from $30 million in the third quarter of 2025. The decrease in operating income was primarily due to higher conversion costs of $43 million, the impact of the sale of the Dunlop brand of $33 million, excluding the favorable impact of the offtake supply agreement of $10 million, lower tire volume of $9 million, lower earnings in other tire-related businesses of $9 million, related to Fleet Solutions, higher raw material costs of $9 million, higher SAG of $8 million, and an increase in other costs of $6 million, primarily related to transportation. These decreases were partially offset by favorable price and product mix of $59 million and benefits from the Goodyear Forward plan of $31 million.
Operating income in the third quarter of 2026 excluded net rationalization charges of $18 million, net gains on asset sales of $12 million and asset write-offs, accelerated depreciation and accelerated lease costs of $2 million. Operating income in the third quarter of 2025 excluded asset write-offs, accelerated depreciation and accelerated lease costs of $33 million and net rationalization charges of $16 million.
Nine Months Ended September 30, 2026 and 2025
EMEA unit sales in the first nine months of 2026 decreased 2.1 million units, or 5.8%, to 33.5 million units. Replacement tire volume decreased 2.9 million units, or 11.4%, primarily in our consumer business, reflecting market softness, increased competition and planned rationalization of lower-tier product offerings. OE tire volume increased 0.8 million units, or 7.4%, primarily in our consumer business, reflecting share gains driven by new fitments.
Net sales in the first nine months of 2026 were $4,090 million, increasing $62 million, or 1.5%, from $4,028 million in the first nine months of 2025. The increase in net sales was driven by favorable price and product mix of $179 million, the positive impact of changes in foreign exchange rates of $127 million, driven by a stronger euro, partially offset by a weaker Turkish lira, and higher sales in the other tire-related businesses of $11 million, primarily related to Fleet Solutions. These increases were partially offset by the impact of the sale of the Dunlop brand of $296 million, excluding the favorable impact of the offtake supply agreement of $151 million, and lower tire volume of $111 million.
Operating loss in the first nine months of 2026 was $4 million, decreasing $4 million from the first nine months of 2025. The change in operating income (loss) was primarily due to higher conversion costs of $148 million, the impact of the sale of the Dunlop brand of $63 million, excluding the favorable impact of the offtake supply agreement of $21 million, higher SAG of $27 million, an increase in other costs of $25 million, primarily related to transportation, lower tire volume of $19 million, lower earnings in other tire-related business of $11 million, related to Fleet Solutions, and unfavorable foreign currency translation of $7 million. These decreases were partially offset by favorable price and product mix of $141 million, benefits from the Goodyear Forward plan of $92 million, lower raw material costs of $39 million and the impact of the sale of the chemical business of $3 million.
Operating loss in the first nine months of 2026 excluded net rationalizations charges of $126 million, net gains on asset sales of $15 million and asset write-offs, accelerated depreciation and accelerated lease costs of $10 million. Operating income in the first nine months of 2025 excluded asset write-offs, accelerated depreciation and accelerated lease costs of $75 million and net rationalization charges of $71 million.
Asia Pacific

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2026	2025	Change	Percent Change	2026	2025	Change	Percent Change
Tire Units	7.9	8.4	(0.5)	(6.0)%	23.3	23.7	(0.4)	(1.7)%
Net Sales	$510	$501	$9	1.8%	$1,461	$1,434	$27	1.9%
Operating Income	66	51	15	29.4%	186	139	47	33.8%
Operating Margin	12.9%	10.2%			12.7%	9.7%
Three Months Ended September 30, 2026 and 2025
Asia Pacific unit sales in the third quarter of 2026 decreased 0.5 million units, or 6.0%, to 7.9 million units. Replacement tire volume decreased 0.3 million units, or 8.2%, due to the planned rationalization of smaller rim size tire offerings. OE tire volume decreased 0.2 million units, or 3.9%, primarily in China.
Net sales in the third quarter of 2026 were $510 million, increasing $9 million, or 1.8%, from $501 million in the third quarter of 2025. The increase in net sales was primarily due to favorable price and product mix of $44 million. This increase was partially offset by lower tire volume of $28 million, the negative impact of changes in foreign exchange rates of $5 million and lower sales in other tire-related businesses of $1 million.
Operating income in the third quarter of 2026 was $66 million, increasing $15 million, or 29.4%, from $51 million in the third quarter of 2025. The increase in operating income was primarily due to favorable price and product mix of $32 million, benefits from the Goodyear Forward plan of $7 million, favorable SAG of $1 million, higher earnings in other tire-related businesses of $1 million and the positive impact of changes in foreign exchange rates of $1 million. These increases were partially offset by higher raw material costs of $22 million and lower tire volume of $7 million.
Operating income in the third quarter of 2026 excluded net rationalization charges of $2 million. Operating income in the third quarter of 2025 excluded asset write-offs, accelerated depreciation and accelerated lease costs of $2 million.
Nine Months Ended September 30, 2026 and 2025
Asia Pacific unit sales in the first nine months of 2026 decreased 0.4 million units, or 1.7%, to 23.3 million units. Replacement tire volume decreased 0.1 million units, or 1.7%, due to the planned rationalization of smaller rim size tire offerings. OE tire volume decreased 0.3 million units, or 1.7%, primarily in China.
Net sales in the first nine months of 2026 were $1,461 million, increasing $27 million, or 1.9%, from $1,434 million in the first nine months of 2025. The increase in net sales was primarily due to favorable price and product mix of $58 million. This increase was partially offset by lower tire volume of $21 million and the negative impact of changes in foreign exchange rates of $7 million.
Operating income in the first nine months of 2026 was $186 million, increasing $47 million, or 33.8%, from $139 million in the first nine months of 2025. The increase in operating income was primarily due to favorable price and product mix of $48 million and benefits from the Goodyear Forward plan of $19 million. These increases were partially offset by higher raw material costs of $14 million and lower tire volume of $6 million.
Operating income in the first nine months of 2026 excluded net rationalization charges of $5 million and asset write-offs, accelerated depreciation and accelerated lease costs of $1 million. Operating income in the first nine months of 2025 excluded net gains on asset sales of $55 million, asset write-offs, accelerated depreciation and accelerated lease costs of $5 million and net rationalization charges of $1 million.
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
At September 30, 2026, we had $812 million in cash and cash equivalents, compared to $801 million at December 31, 2025. For the nine months ended September 30, 2026, net cash used for operating activities was $764 million, reflecting our cash used for working capital of $871 million. Net cash used for investing activities was $441 million, primarily representing capital expenditures of $481 million. Net cash provided by financing activities was $1,171 million, primarily due to net borrowings of $1,209 million, including the issuance of $1,050 million of new senior notes.
At September 30, 2026, we had $3,639 million of unused availability under our various credit agreements, compared to $4,421 million at December 31, 2025. The table below presents unused availability under our credit facilities at those dates:

(In millions)	September 30, 2026	December 31, 2025
First lien revolving credit facility	$2,422	$2,749
European revolving credit facility	290	940
Chinese credit facilities	498	531
Mexican credit facility	200	—
Other foreign and domestic debt	229	201
	$3,639	$4,421
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
We expect our 2026 full-year cash flow to include capital expenditures of approximately $675 million. We also expect interest expense to be approximately $425 million; rationalization payments to be approximately $210 million; income tax payments to be approximately $175 million, excluding one-time items; and cash contributions to our global pension plans to be approximately $25 million. We expect working capital to be neither a significant source nor significant use of cash for the full year 2026.
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
Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, South Africa, Serbia and Argentina, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, South African, Serbian and Argentinian subsidiaries, which are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At September 30, 2026, approximately $741 million of net assets, including approximately $195 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China, South Africa, Serbia and Argentina have not adversely impacted our ability to make transfers out of those countries.
Operating Activities
Net cash used for operating activities was $764 million in the first nine months of 2026, compared to $716 million in the first nine months of 2025. The $48 million increase in net cash used for operating activities was primarily due to $376 million in cash received in 2025 for deferred amounts related to our divestitures, partially offset by a lower use of working capital of $339 million.
The decrease in cash used for working capital reflects a decrease in cash used for Inventory of $274 million and Accounts Payable — Trade of $171 million, partially offset by an increase in cash used for Accounts Receivable of $106 million.
Investing Activities
Net cash used for investing activities was $441 million in the first nine months of 2026, compared to net cash provided by investing activities of $663 million in the first nine months of 2025. The $1,104 million increase in net cash used for investing activities was primarily due to cash provided by asset dispositions of $1,332 million in the first nine months of 2025 due to the sale of the OTR tire business and Dunlop brand, as well as other asset dispositions, partially offset by decreased capital expenditures of $168 million.
Financing Activities
Net cash provided by financing activities was $1,171 million in the first nine months of 2026, compared to $92 million in the first nine months of 2025. The $1,079 million increase in cash provided by financing activities was primarily related to net borrowings of $1,209 million in the first nine months of 2026, including the issuance of $1,050 million of new senior notes, compared to net borrowings of $97 million in the first nine months of 2025.
Credit Sources
In aggregate, we had total credit arrangements of $10,939 million available at September 30, 2026, of which $3,639 million were unused, compared to $10,525 million available at December 31, 2025, of which $4,421 million were unused. At September 30, 2026, we had long term credit arrangements totaling $10,252 million, of which $3,326 million were unused, compared to $9,707 million and $4,145 million, respectively, at December 31, 2025. At September 30, 2026, we had short term committed and uncommitted credit arrangements totaling $687 million, of which $313 million were unused, compared to $818 million and $276 million, respectively, at December 31, 2025. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lenders and may be terminated at any time.
Outstanding Notes
At September 30, 2026, we had $5,423 million of outstanding notes, compared to $4,391 million at December 31, 2025.
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
Availability under the facility is subject to a borrowing base, which is based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the greater of 50% of the appraised value, if any, of our principal trademarks or $400 million, (iii) the value of eligible machinery and equipment, and (iv) certain cash in an amount not to exceed $275 million. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.75 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we would be required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of September 30, 2026, our borrowing base, and therefore our availability under the facility, was $270 million below the facility's stated amount of $2.75 billion.
At September 30, 2026, we had $57 million of borrowings and $1 million of letters of credit issued under the revolving credit facility. At December 31, 2025, we had no borrowings and $1 million of letters of credit issued under the revolving credit facility.
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
At September 30, 2026, there were $204 million (€180 million) of borrowings outstanding under the German tranche, $415 million (€365 million) of borrowings outstanding under the all-borrower tranche, and no letters of credit outstanding under the European revolving credit facility. At December 31, 2025, we had no borrowings and no letters of credit outstanding under the European revolving credit facility.
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
Accounts Receivable Securitization Facility (On-Balance Sheet)
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
At September 30, 2026, the amounts available and utilized under this program totaled $228 million (€200 million). At December 31, 2025, the amounts available and utilized under this program totaled $292 million (€249 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)
We have sold certain of our accounts receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At September 30, 2026, the gross amount of receivables sold was $844 million, compared to $892 million at December 31, 2025.
Letters of Credit
At September 30, 2026, we had $218 million in letters of credit issued under bilateral letter of credit agreements and other foreign credit facilities. The majority of these letter of credit agreements are in lieu of security deposits.
Supplier Financing
We have entered into supplier finance programs with several financial institutions. Under these programs, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers. We agree to pay the financial institutions the stated amount of the confirmed invoices from the designated suppliers on the original due dates of the invoices. Invoice payment terms can be up to 120 days based on industry norms for the specific item purchased. We do not pay any fees to the financial institutions and we do not pledge any assets as security or provide other forms of guarantees for these programs. These programs allow our suppliers to sell their receivables to the financial institutions at the sole discretion of the suppliers and the financial institutions on terms that are negotiated among them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under these programs. The amounts available under these programs were $899 million and $876 million at September 30, 2026 and December 31, 2025, respectively. The amounts confirmed to the financial institutions were $589 million and $551 million at September 30, 2026 and December 31, 2025, respectively, and are included in Accounts Payable — Trade in our Consolidated Balance Sheets. All activity related to these obligations is presented within operating activities on the Consolidated Statements of Cash Flows.
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
We have an additional financial covenant in our first lien revolving credit facility that is currently not applicable. We become subject to that financial covenant when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $275 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for the most recent period of four consecutive fiscal quarters. As of September 30, 2026, our unused availability under this facility of $2,422 million, plus our Available Cash of $54 million, totaled $2,476 million, which is in excess of $275 million.
In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first lien revolving credit facility that are described above, similar non-financial covenants specifically applicable to GEBV and its subsidiaries, and a financial covenant applicable only to GEBV and its subsidiaries. This financial covenant provides that we are not permitted to allow GEBV’s ratio of Consolidated Net GEBV Indebtedness to Consolidated GEBV EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net GEBV Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GEBV and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries, and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net GEBV Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At September 30, 2026, we were in compliance with this financial covenant.
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
At September 30, 2026, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.
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
We may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During the first nine months of 2026, we did not repurchase any shares from employees.
We do not have any current plans to pay dividends on our common stock or establish a common stock repurchase program.
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

	Summarized Balance Sheets
(In millions)	September 30, 2026	December 31, 2025
Total Current Assets(1)	$5,258	$5,058
Total Non-Current Assets	5,781	5,948

Total Current Liabilities	$3,510	$3,121
Total Non-Current Liabilities	7,007	6,929
(1)Includes receivables due from Non-Guarantor Subsidiaries of $1,537 million and $1,574 million as of September 30, 2026 and December 31, 2025, respectively.

	Summarized Statements of Operations
(In millions)	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Net Sales	$6,433	$10,348
Cost of Goods Sold	5,592	8,530
Selling, Administrative and General Expense	1,124	1,505
Goodwill Impairment	—	674
Rationalizations	144	133
Interest Expense	262	385
Other (Income) Expense	(177)	(159)
Net (Gain) Loss on Asset Sales	(9)	(254)
Income (Loss) before Income Taxes	$(503)	$(466)

Net Income (Loss)(2)	$(532)	$(1,851)
Goodyear Net Income (Loss)(2)	$(532)	$(1,851)
(2)Includes income from intercompany transactions with Non-Guarantor Subsidiaries of $397 million for the nine months ended September 30, 2026, primarily from royalties, intercompany product sales, dividends and interest, and $557 million for the year ended December 31, 2025, primarily from royalties, dividends, interest and intercompany product sales.

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
Goodwill and Intangible Assets totaled $44 million and $640 million, respectively, at September 30, 2026, compared to $42 million and $663 million, respectively, at December 31, 2025. All goodwill was associated with the reporting unit in our Asia Pacific segment at September 30, 2026 and December 31, 2025.
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
As part of our quarterly impairment analysis as of June 30, 2026, we completed a quantitative impairment analysis of our indefinite-lived intangible assets to determine if their fair values were less than their carrying amounts. Based on the results of the quantitative impairment assessments, the Company determined that no impairment was required as the estimated fair values of our indefinite-lived intangible assets exceeded or approximated their respective carrying values. We identified $435 million of indefinite-lived intangible assets related to the Cooper Tire acquisition for which the estimated fair values approximated their respective carrying values. We determined the fair value of the indefinite-lived intangible assets using the relief-from-royalty method, which calculates the cost savings associated with owning rather than licensing the assets. The most critical assumptions used in the calculation of the fair value are projected revenue, discount rate and royalty rate.
In the third quarter of 2026, macroeconomic factors and geopolitical events continued to have an adverse impact on our results and contributed to the decline in our replacement volume. We considered the impact on the fair value of our goodwill reporting unit and indefinite-lived intangible assets. During this review, we considered the nature and extent of current market conditions, forecasts for reporting units and individual brands, as well as the quantitative analysis performed during our annual 2025 impairment test and the interim quantitative assessment performed in the second quarter of 2026. Based on our review of external and internal factors compared to our latest quantitative assessment, we determined it was not more likely than not that the fair value of our goodwill or indefinite-lived intangible assets is less than the respective carrying value, and thus, a triggering event had not occurred which would require an interim impairment test to be performed. We will continue to monitor our results and market conditions to determine if a future analysis would be required. The fair value of the indefinite-lived intangible assets is sensitive to differences between estimated and actual revenue, including changes in the discount rate and royalty rate used to evaluate the fair value of these assets. Although we believe our estimate of fair value is reasonable, the indefinite-lived intangible asset performance is dependent on our ability to execute our business plan. If our future financial performance falls below our expectations, which may include a continued and sustained decline in volumes, or there are adverse revisions to significant assumptions, including projected revenues, discount rates or royalty rates, this could be indicative that the fair values of these indefinite-lived intangible assets have declined below their carrying values, and therefore we may need to record a material, non-cash impairment charge in a future period.

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
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At September 30, 2026, approximately 19% of our debt was at variable interest rates averaging 6.10%.
The following table presents information about long term fixed rate debt, excluding finance leases, at September 30, 2026:

(In millions)
Carrying amount — liability	$5,513
Fair value — liability	5,071
Pro forma fair value — liability	5,231
The pro forma information assumes a 100 basis point decrease in market interest rates at September 30, 2026, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.
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
The following table presents net foreign currency contract information at September 30, 2026:

(In millions)
Fair value — asset (liability)	$18
Pro forma decrease in fair value	(185)
Contract maturities	10/26-9/27
The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at September 30, 2026, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
Fair values are recognized on the Consolidated Balance Sheet at September 30, 2026 as follows:

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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2026 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Asbestos Litigation
As reported in our Form 10-K for the year ended December 31, 2025 ("2025 Form 10-K"), we were one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 30,400 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the first nine months of 2026, approximately 800 claims were filed against us and approximately 2,700 were settled or dismissed. The amounts expended on asbestos defense and claim resolution by us and our insurers during the first nine months of 2026 was $11 million. At September 30, 2026, there were approximately 28,500 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. Refer to Note to the Consolidated Financial Statements No. 12, Commitments and Contingent Liabilities, for additional information on asbestos litigation.
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
For additional information regarding our legal proceedings, refer to Note to the Consolidated Financial Statements No. 20, Commitments and Contingent Liabilities, and Part I, Item 3, Legal Proceedings, in our 2025 Form 10-K, Part II, Item 1, Legal Proceedings, in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, Part II, Item 1, Legal Proceedings, in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, and Note to the Consolidated Financial Statements No. 12, Commitments and Contingent Liabilities, in this Form 10-Q.
ITEM 1A. RISK FACTORS.
Refer to “Item 1A. Risk Factors” in our 2025 Form 10-K for a discussion of our risk factors.
ITEM 5. OTHER INFORMATION.
During the quarterly period ended September 30, 2026, none of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.
ITEM 6. EXHIBITS.
Refer to the Index of Exhibits, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2026
INDEX OF EXHIBITS

Exhibit Table Item No.	Description of Exhibit	Exhibit Number

10	Material Contracts

(a)	Letter Agreement, dated August 3, 2026, between the Company and Gregory Boucharlat.	10.1

22	Subsidiary Guarantors of Guaranteed Securities

(a)	List of Subsidiary Guarantors.	22.1

31	Rule 13a-14(a) Certifications

(a)	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.2

32	Section 1350 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.	32.1

101	Interactive Data Files

	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	101.INS

	Inline XBRL Taxonomy Extension Schema Document.	101.SCH

104	Cover Page Interactive Data File

	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	November 5, 2026	By	/s/ STEPHEN F. SHAMROCK
Stephen F. Shamrock, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the Principal Accounting Officer of the Registrant.)